Form 10-Q
period 2019-03-31
Super League Gaming, Inc.
filed 2019-05-15
CIK 1621672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to

Commission File Number 001-38819

SUPER LEAGUE GAMING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	47-1990734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2906 Colorado Ave.
Santa Monica, California 90404
(Address of principal executive offices)

(802) 294-2754
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLGG	NASDAQ Capital Market

As of May 13, 2019, there were 8,368,833 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I

FINANCIAL INFORMATION

ITEM  1.   CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS Current Assets	March 31, 2019	December 31, 2018
Cash	$21,486,000	$2,774,000
Accounts receivable	315,000	488,000
Prepaid expenses and other current assets	1,080,000	487,000
Total current assets	22,881,000	3,749,000

Property and Equipment, net	299,000	531,000
Intangible and Other Assets, net	1,027,000	707,000

Total assets	$24,207,000	$4,987,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,025,000	$813,000
Deferred revenue	15,000	45,000
Convertible debt and accrued interest, net	-	10,923,000
Total current liabilities	1,040,000	11,781,000

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 8,368,833 and 4,610,109 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	18,000	14,000
Additional paid-in capital	94,351,000	48,325,000
Accumulated deficit	(71,202,000)	(55,133,000)
Total stockholders’ equity (deficit)	23,167,000	(6,794,000)

Total liabilities and stockholders’ equity	$24,207,000	$4,987,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

REVENUES	$249,000	$129,000

COST OF REVENUES	74,000	123,000

GROSS PROFIT	175,000	6,000

OPERATING EXPENSES
Selling, marketing and advertising	233,000	496,000
Technology platform development	710,000	556,000
General and administrative	5,368,000	3,080,000
Total operating expenses	6,311,000	4,132,000

NET OPERATING LOSS	(6,136,000)	(4,126,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	(187,000)	(45,000)
Accretion of debt discount	(2,684,000)	-
Beneficial conversion feature	(7,067,000)	-
Other	5,000	-
Total other income (expense)	(9,933,000)	(45,000)

NET LOSS	$(16,069,000)	(4,171,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(2.68)	$(0.91)
Weighted-average number of shares outstanding, basic and diluted	5,988,310	4,603,443

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)
  FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

For the Three Months Ended March 31, 2019			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2018	4,610,109	$14,000	$48,325,000	$(55,133,000)	$(6,794,000)

Initial public offering of common stock, net of issuance costs (Note 6)	2,272,727	2,000	22,456,000		22,458,000
Automatic conversion of convertible debt to common stock (Note 5)	1,475,164	2,000	13,791,000		13,793,000
Stock-based compensation	10,833	–	2,712,000	–	2,712,000
Beneficial conversion feature (Note 5)	–	–	7,067,000	–	7,067,000
Net loss	–	–	–	(16,069,000)	(16,069,000)

BALANCE – March 31, 2019	8,368,833	$18,000	$94,351,000	$(71,202,000)	$23,167,000

For the Three Months Ended March 31, 2018			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2017	4,603,000	$14,000	$38,191,000	$(34,507,000)	$3,698,000

Stock-based compensation	–	–	860,000	–	860,000
Issuance of warrants with convertible notes (Note 5)	–	–	322,000	–	322,000
Net loss	–	–	–	(4,171,000)	(4,171,000)

BALANCE – March 31, 2018	4,603,000	$14,000	$39,373,000	$(38,678,000)	$709,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,069,000)	$(4,171,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,000	260,000
Stock-based compensation	2,730,000	860,000
Amortization of discount on convertible notes (Note 5)	2,684,000	31,000
Beneficial conversion feature	7,067,000	-
In-kind contribution of services	-	333,000
Changes in assets and liabilities:
Accounts receivable	173,000	(90,000)
Prepaid expenses and other current assets	(610,000)	92,000
Accounts payable and accrued expenses	211,000	(69,000)
Deferred revenue	(30,000)	-
Accrued interest on convertible notes	187,000	14,000
Net cash used in operating activities	(3,322,000)	(2,740,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,000)	(93,000)
Capitalization of software development costs	(332,000)	(21,000)
Acquisition of other intangible assets	(74,000)	-
Net cash used in investing activities	(424,000)	(114,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	22,458,000	-
Proceeds from convertible note payable, net	-	2,815,000
Net cash provided by financing activities	22,458,000	2,815,000

INCREASE (DECREASE) IN CASH	18,712,000	(39,000)
CASH – beginning of period	2,774,000	1,709,000
CASH – end of period	$21,486,000	$1,670,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Automatic conversion of convertible debt to common stock (Note 5)	$13,793,000	-

See accompanying notes to condensed financial statements

1.
DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a leading esports community and content platform for gamers, competitors, fans and friends of all ages and skill levels. Through our proprietary, cloud-based technology platform, we connect our network of gamers, venues and brand partners to enable local, social and competitive esports that can be uniquely broadcast through our platform. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles. Local movie theaters, PC cafes and restaurant and retail venues are transformed into esports arenas where players compete, socialize and spectate while also developing sportsmanship, communication and team-building skills. Super League's primary programs consist of: (i) the first and only city-vs-city amateur esports competition; (ii) monthly tournaments throughout the year playable both online and from a multitude of physical locations across the U.S.; and (iii) special events produced in partnership with consumer brands, entertainment companies and game publishers, all powered by the Super League platform. In addition, SuperLeagueTV supports all Super League experiences with live streams of the competitions and original video-on-demand content on Twitch and YouTube.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015. We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, as amended.

Initial Public Offering

On February 27, 2019, Super League completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which an aggregate of 2,272,727 shares were offered and sold at a public offering price of $11.00 per share, resulting in net proceeds of $22,458,000 after deducting underwriting discounts, commissions and offering costs of $2,542,000. Concurrent with the closing of the IPO on February 27, 2019 (the “IPO Closing Date”), in accordance with the related agreements, all outstanding principal and interest of the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in our Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 25, 2019 (File No. 333-229144).

The condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of March 31, 2019, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of convertible notes and related common stock purchase warrants (hereinafter, “warrants”) discussed at Note 5, stock-based compensation expense, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

Revenue Recognition

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In this regard, revenue is recognized when: (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations; (ii) the entity can identify each party’s rights regarding the goods or services to be transferred; (iii) the entity can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract);and (v) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Super League generates revenues and related cash flows from (i) brand and media sponsorships, (ii) Platform-As-A-Service arrangements, and (iii) direct to consumer offers including tournament fees for participation in our physical and online multiplayer gaming experiences, digital subscriptions and merchandise sales.

Brand and Media Sponsorships. The Company generates brand and media sponsorship revenues primarily from sales of various forms of sponsorships and promotional campaigns for its online platforms and from sponsorship at its in-person esports experiences. Brand and media sponsorship revenue arrangements may include: exclusive or non-exclusive title sponsorships, marketing benefits, official product status exclusivity, product visibly and additional infrastructure placement, social media rights (including rights to create and post social content and clips), rights to on-screen activations and promotions, display material rights, media rights, hospitality and tickets and merchandising rights. Brand and media sponsorship arrangements typically include contract terms for time periods ranging from several weeks to multi-year arrangements.

For brand and media sponsorship arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the agreement as the Company satisfies its performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation).

Platform-As-A-Service. The Company generates Platform-as-a-Service (“PaaS”) revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow its partners to run amateur esports experiences, and or capture specifically curated gameplay content that is tailored for its partners’ distribution channels, leveraging and powered by the Super League gaming and content technology platform. PaaS revenue arrangements for one-off branded experiences and/or the development of content tailored specifically for the Company’s partners’ distribution channels typically provide for a contractual delivery or performance date, and as such revenues are recognized when performance is substantially complete and or delivery occurs.

Direct to Consumer Revenue. Direct to consumer revenues include tournament fees, digital subscriptions and merchandise. Direct to consumer revenues have primarily consisted of the sale of season passes to gamers for participation in Super League’s in-person and or online multiplayer gaming experiences. For the periods presented herein, season passes for gaming experiences were primarily comprised of multi-week packages and also include one-time, single experience admissions. For the three months ended March 31, 2019, digital subscription revenues include revenues related to the Company’s Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Revenue collected in advance is recorded as deferred revenue until the event occurs. For the three months ended March 31, 2019 and 2018, 71% and 29% of revenues were recognized at a point in time, and 29% and 71% of revenues were recognized over time, respectively.

Revenue collected in advance is recorded as deferred revenue until the event occurs.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2019 and 2018 were $147,000 and $125,000, respectively, and are included in selling, marketing and advertising expenses in the condensed statements of operations.

Technology Platform Development Costs

Technology platform development costs include (i) allocated personnel costs, including salaries, taxes and benefits related to our internal software developers and engineers employed by Super League engaged in developing and enhancing our proprietary gaming and content technology platform, (ii) the amortization of capitalized internal use software costs primarily comprised of capitalized costs for third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, and (iii) costs incurred in connection with the testing of our technology platform.

Deferred Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred costs related to proposed offerings of securities totaled $0 and $154,354 at March 31, 2019 and December 31, 2018, respectively. Deferred financing costs, if any, are included in other current assets in the condensed balance sheet. Deferred financing costs charged against gross proceeds in connection with the close of the Company’s IPO totaled $517,000.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the statements of operations for the period of sale or disposal. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, typically over a three- to five-year period.

Intangible Assets

Intangible assets primarily consist of (i) software development costs, (ii) domain name, copyright and patent registration costs and (iii) other intangible assets, which are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years.

Software development costs incurred to develop internal-use software during the application development stage are capitalized and amortized on a straight-line basis over the software’s estimated useful life, which is generally three years. Software development costs incurred during the preliminary stages of development are charged to expense as incurred. Maintenance and training costs are charged to expense as incurred. Upgrades or enhancements to existing internal-use software that result in additional functionality are capitalized.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Management believes that there was no impairment of long-lived assets for the periods presented herein. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change, which could result in long-lived asset impairment charges in the future.

Stock-Based Compensation

Compensation expense for stock-based awards is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, typically on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. Compensation expense for awards with performance conditions that affect vesting is recorded only for those awards expected to vest or when the performance criteria are met. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of stock option and common stock purchase warrant awards is estimated on the date of grant utilizing the Black-Scholes-Merton option pricing model. The Company accounts for forfeitures of awards as they occur.

Grants of equity-based awards (including warrants) to non-employees in exchange for consulting or other services are accounted for using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Noncash Stock-based compensation expense for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2019	2018
Stock options	$1,292,000	$632,000
Warrants	1,287,000	225,000
Restricted stock units	151,000	3,000
Total noncash stock compensation expense	$2,730,000	$860,000

Noncash stock-based compensation expense for the three months ended March 31, 2019 included compensation expense resulting from the vesting of certain performance options and warrants previously granted to the Company’s Chief Executive Officer which vested upon completion of the IPO, pursuant to an October 2018 amended employee agreement and related vesting provisions of the underlying equity grant agreements. Upon closing of the IPO, 83,333 options and 125,000 warrants vested, with an average grant date fair value of $8.50, resulting in noncash stock compensation expense of $1,770,000 during the three months ended March 31, 2019. The fair value of these equity awards was estimated on October 31, 2018, their original grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 93%, (ii) risk-free interest rate of 3.0%, and (iii) expected term of 6.5 years.

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

For the three months ended March 31, 2019 and 2018, three customers accounted for 95% and one customer accounted for 70% of revenues, respectively. At March 31, 2019 and December 31, 2018, three customers accounted for 94% and 96% of accounts receivable. At March 31, 2019 and December 31, 2018, three vendors accounted for 40% and 43% of accounts payable, respectively.

Segment Information

The Company operates in one segment.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, and warrants for the periods presented have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realization of such assets.

The provision for income taxes for interim periods is determined using an estimate of Super League’s annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

On December 22, 2017, new U.S. federal tax legislation was enacted that significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate from 35% to 21%, revising the rules governing net operating losses and foreign tax credits, and introducing new anti-base erosion provisions. Many of the changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”), any of which could decrease or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

The new legislation reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, all deferred income tax assets and liabilities, including NOL’s, have been measured using the new rate under and are reflected in the valuation of these assets as of December 31, 2018 and 2017. As a result, as of December 31, 2017, the value of our deferred tax assets was reduced by $4,278,626 and the related valuation allowance was reduced by the same amount. Given the full valuation allowance provided for net deferred tax assets for the periods presented herein, the change in tax law did not have a material impact on the Company’s financial statements provided herein. There may be additional tax impacts identified in subsequent periods throughout the Company’s fiscal year ending December 31, 2019 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded for tax attributes that are incomplete or subject to change.

Recent Accounting Guidance

Recent Accounting Pronouncements - Recently Adopted.

In May 2014, the FASB issued a new accounting standard update (“ASU”) addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In doing so, the Company is required to use more judgment and make more estimates in connection with the accounting for revenue contracts with customers than under previous guidance. Such areas may include: (i) identifying performance obligations in the contract, (ii) estimating the timing of satisfaction of performance obligations, (iii) determining whether a promised good or service is distinct from other promised goods or services, including whether the customer can benefit from the good or service on its own and whether the promise to transfer a good or service is separately identifiable from other promises in the contract, (iv) evaluating whether performance obligations are satisfied at a point in time or over time, (v) allocating the transaction price to separate performance obligations, and (vi) determining whether contracts contain a significant financing component.

The Company used the modified retrospective method of adoption, which would require the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings on January 1, 2019. Comparative prior year periods would not be adjusted. The new accounting standard was applied to all contracts at the date of initial application. There was no cumulative effect of applying the new revenue standard to contracts executed in prior periods. As such, the adoption of the new accounting standard had no impact of on the balance sheet and statement of operations in the current or prior periods.

Recent Accounting Pronouncements – Not Yet Adopted.

In February 2016, the FASB issued an ASU that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative periods in the financial statements and is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the impact that this guidance will have on its financial position, results of operations and financial statement disclosures.

In June 2016, the FASB issued guidance on the measurement and recognition of credit losses on most financial assets. For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses will be presented as an adjustable allowance. The guidance will be applied retrospectively with the cumulative effect recognized as of the date of adoption. The guidance will become effective at the beginning of the Company’s first quarter of the fiscal year ending December 31, 2021 but can be adopted as early as the beginning of the first quarter of fiscal year ending December 31, 2020. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

3.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented:

	March 31, 2019	December 31, 2018

Furniture and fixtures	$313,000	$207,000
Computer hardware	3,107,000	3,195,000
	3,420,000	3,402,000
Less: accumulated depreciation	(3,121,000)	(2,871,000)
Property and equipment, net	$299,000	$531,000

Depreciation expense for property and equipment was $250,000 and $209,000 for the three months ended March 31, 2019 and 2018, respectively.

4.
INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	March 31, 2019	December 31, 2018
Capitalized software development costs	$1,613,000	$1,281,000
Domain	70,000	68,000
Copyrights and other	198,000	126,000
	1,881,000	1,475,000
Less: accumulated amortization	(854,000)	(768,000)
Intangible and other assets, net	$1,027,000	$707,000

Amortization expense totaled $85,000 and $51,000 for the three months ended March 31, 2019 and 2018, respectively. Future amortization expense of intangible and other assets is expected to be as follows:

For the years ending December 31:

Remainder of 2019	$280,000
2020	342,000
2021	272,000
2022	43,000
2023	28,000
Thereafter	62,000
Total	$1,027,000

5.     CONVERTIBLE NOTES PAYABLE

In February through April 2018, the Company issued 9.00% secured convertible promissory notes with a collective face value of $3,000,000 (the “Initial 2018 Notes”). The Initial 2018 Notes (i) accrued simple interest at the rate of 9.00% per annum, (ii) matured on the earlier of December 31, 2018 or the close of a $15,000,000 equity financing (“Qualifying Equity Financing”) by the Company, and (iii) all outstanding principal and accrued interest was automatically convertible into equity or equity-linked securities sold in a Qualifying Equity Financing based upon a conversion rate equal to (x) a 10% discount to the price per share of a Qualifying Equity Financing, with (y) a floor of $10.80 per share. In addition, the holders of the Initial 2018 Notes were collectively issued warrants to purchase approximately 55,559 shares of common stock, at an exercise price of $10.80 per share and a term of five years (the “Initial 2018 Warrants”).

In May through August 2018, the Company issued additional 9.00% secured convertible promissory notes with a collective face value of $10,000,000 (the “Additional 2018 Notes”). In May 2018, all of the Initial 2018 Notes and related accrued interest, totaling $3,056,000, were converted into the Additional 2018 Notes, resulting in an aggregate principal amount of $13,056,000 (hereinafter collectively, the “2018 Notes”). The holders of the converted Initial 2018 Notes retained their respective Initial 2018 Warrants.

The 2018 Notes (i) accrued simple interest at the rate of 9.00% per annum, (ii) matured on the earlier of the closing of an initial public offering of the Company’s common stock on a national securities exchange or April 30, 2019, and (iii) all outstanding principal and accrued interest was automatically convertible into shares of common stock upon the closing of an IPO at the lesser of (x) $10.80 per share or (y) a 15% discount to the price per share of the IPO. In addition, the holders of the 2018 Notes were collectively issued 1,396,420 warrants to purchase common stock equal to 100% of the aggregate principal amount of the 2018 Notes divided by $9.35 per share (the “2018 Warrants”). The 2018 Warrants are exercisable for a term of five years, commencing on the close of an IPO, at an exercise price of $9.35 and are callable at the election of the Company at any time following the closing of an IPO. The 2018 Notes are secured by a security interest in all of the assets, tangible and intangible, of the Company.

The proceeds from the sale of the 2018 Notes, the 2018 Warrants and the Initial 2018 Warrants, were allocated to the instruments based on the relative fair values of the convertible debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds, totaling $5,933,000 allocated to the 2018 Warrants, was accounted for as a discount to the debt, with the offsetting credit to additional paid-in capital. The remainder of the proceeds were allocated to the convertible debt instrument portion of the transaction. The resulting debt discount is amortized over the period from issuance to April 30, 2019, the stated maturity date of the debt.

Debt issuance costs were comprised of $389,000 of cash commissions and warrants with a fair value of $223,000, paid and issued, respectively, to third-parties in connection with the debt financing, and are reflected as a discount to the debt instrument, net of accumulated amortization, in the December 31, 2018 balance sheet. Debt issuance costs are amortized over the term of the debt as interest expense in the statement of operations.

Concurrent with the closing of the IPO on February 27, 2019, all outstanding principal and accrued interest outstanding under the 2018 Notes totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price per share of $9.35. As a result of the automatic conversion of the 2018 Notes and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties. Unamortized debt discounts at March 31, 2019 and December 31, 2018 totaled $0 and $2,684,000, respectively.

The non-detachable conversion feature embedded in the 2018 Notes provides for a conversion rate that is below market value at the commitment date, and therefore, represents a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. The BCF is measured using the commitment date stock price. However, the conversion feature associated with the 2018 Notes was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO Closing Date. The commitment date is the IPO Closing Date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO Closing Date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and is reflected as additional interest expense in the condensed statement of operations for the three months ended March 31, 2019.

6.
STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 27, 2019, the Super League completed its initial public offering (“IPO’) of its common stock, pursuant to which the Company issued and sold an aggregate of 2,272,727 shares of common stock at $11.00 per share, raising aggregate net proceeds of $22,458,000 after underwriting discounts, commissions and offering costs of $2,542,000. Concurrent with the closing of the IPO on February 27, 2019 (the “IPO Closing Date”), in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

Super League currently intends to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. Super League may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may compliment the Company’s business and or accelerate the Company’s growth.

Upon closing of the IPO, 83,333 options and 125,000 warrants previously granted to the CEO (with an average grant date fair value of $8.50) became fully vested. As a result, the Company recorded an additional $1,770,000 of stock-based compensation during the three months ended March 31, 2019.

Pursuant to the related underwriting agreement, in connection with the completion of the IPO, for the purchase price of $50.00, the Company issued a warrant to purchase shares of our common stock equal to 3.0% of the shares sold in the IPO, or 68,182 shares, at an exercise price of $11.00 per share (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable during the period commencing from the date of the close of the IPO and ending five years from the closing date of the IPO. The Underwriters’ Warrants represent additional noncash offering costs, with an estimated grant date fair value of $547,000, which was reflected in additional-paid-in capital when issued and as a corresponding offering cost in the condensed statement of shareholders equity for the three months ended March 31, 2019. The fair value of the Underwriters’ Warrant was estimated on February 27, 2019, the grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 95%, (ii) risk-free interest rate of 2.5%, and (iii) expected term of 5 years.

Reverse Stock Split

On February 8, 2019, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a one-for-three basis (the “Reverse Stock Split”). All references to common stock, warrants to purchase common stock, options to purchase common stock, early exercised options, restricted stock, share data, per share data and related information contained in the financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split will be rounded down to a whole share, and any effected stockholders will receive a cash payment equal to the value of such fractional shares.

In-Kind Contribution of Services

In June 2017, the Company entered into an arrangement with a major media network for $1,000,000 of in-kind contributions of media services in exchange for 92,592 shares of common stock. This prepaid advertising cost was amortized over an 18-month period ending as of December 31, 2018. Expense included in selling, marketing and advertising expenses in the statement of operations for usage of the in-kind media services for the three months ended March 31, 2019 and 2018 was $0 and $333,333, respectively.

7.
SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the financial statements and disclosures through the date the financial statements were available to be issued, and determined that no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Super League Gaming, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes included elsewhere in this interim report. Our condensed financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in Item II, Part 1A of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a leading esports community and content platform for gamers, competitors, fans and friends of all ages and skill levels. Through our proprietary, cloud-based technology platform, we connect our network of gamers, venues and brand partners to enable local, social and competitive esports that can be uniquely broadcast through our platform. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles. Local movie theaters, PC cafes and restaurant and retail venues are transformed into esports arenas where players compete, socialize and spectate while also developing sportsmanship, communication and team-building skills. Super League's primary programs consist of: (i) the first and only city-vs-city amateur esports competition; (ii) monthly tournaments throughout the year playable both online and from a multitude of physical locations across the U.S.; and (iii) special events produced in partnership with consumer brands, entertainment companies and game publishers, all powered by the Super League platform. In addition, SuperLeagueTV supports all Super League experiences with live streams of the competitions and original video-on-demand content on Twitch and YouTube.

Executive Summary

Super League is on the leading edge of the rapidly accelerating Esports industry. Esports has become an established and vital part of the entertainment landscape. At the professional level, thousands of professional players on hundreds of teams compete in dozens of high stakes competitions that draw significant audiences, both in person and online. In addition, the value of brand sponsorships, media rights and prize money continue to rise, as are professional team valuations and the purchase price for securing franchises in professional leagues.

We believe there is a larger opportunity for the world of amateur esports players. Amateur gamers are the gamers who enjoy the competition, the social interaction and community, and the entertainment value associated with playing and watching others play. Competitive amateur gamers take part in over eight hours of gameplay and watches up to nine hours of esports-related content each week.

Super League is a critically important component in providing the infrastructure for amateur esports that is synergistic and accretive to the greater esports ecosystem. Over the past four years, we believe we have become the preeminent brand for amateur esports by providing a proprietary, end-to-end platform that allows our gamers to compete, socialize and spectate premium amateur esports gameplay and entertainment both physically and digitally. We celebrate amateur gamers and provide a differentiated way for players and spectators to unite around the games they love for a better, more inclusive social experience previously not available. Not only do we offer premium amateur esports experiences, but also can leverage our derivative gameplay content to become the most comprehensive amateur esports content network. Our premium, competitive gameplay experiences and elite amateur broadcasts, coupled with the expansion of our game title portfolio, our retail venue partner network and our strategic brand sponsorships introduce new gamers into our customer funnel, to drive audience growth and, ultimately, consumer and content monetization.

At its core, our platform serves two main functions. First, it enables digital and physical experiences which generate gameplay content. In turn, this content library enables a second function, which is multi-platform gameplay and entertainment content distribution. One of those content distribution channels is the physical retail venue itself where our proprietary visualization and broadcast system creates a “stadium screen” and transforms retail spaces into interactive and entertaining amateur esports arenas. In addition, this user-generated content can be distributed on our own premium digital Twitch and YouTube channels as well as finding life on social channels and other brand partner or third-party platforms.

Digital and Physical Experiences. We believe that we can monetize our digital and physical experiences in two primary ways:

●
Traditionally, we have created our own gameplay experiences to generate audience and content and attracted brand and sponsorship dollars to those offers. This continues to be a core revenue stream similar to our partnerships with Logitech, Inc., Best Buy and Red Bull North America.

●
We also have new potential partners, including game publishers, retailers and brands across various categories who engage us to develop their own branded gameplay experiences, powered by our gaming and content technology platform for their own customers. Platform-as-a- Service is emerging as a revenue stream for 2019 and beyond, that can not only deliver strong margin over time, but also adds to our audience and content growth. This is most notably evidenced by our first quarter 2019 activation with Samsung Retail, where Super League’s platform powered a live retail experience built around Fortnite and the influencer Ninja, that drove traffic to our website and viewership to our Twitch channel.

Gameplay and Viewing Content. We also believe that we can monetize our content, comprised of gameplay and viewing, in two primary ways:

●
We can monetize our content commercially through advertising revenues on our own digital channels and by selling our content to third-party broadcasters similar to the content Nickelodeon contracted from Super League in 2018 to supplement their YouTube channel programming. We have only begun to scratch the surface on proprietary and third-party content distribution value that can be derived from the platform.

●
The second way we monetize content is through direct-to-consumer pay walls for access to premium digital and physical experiences and viewing content. We have historically offered a freemium model where consumers can join Super League for free-to-play, casual competitive experiences and charged for access to premium gameplay experiences. We intend to expand our breadth of consumer digital offers in 2019 and have already launched a beta product, a digital monthly subscription offer for our youth demographic.

To date, our revenues have been weighted towards experience monetization, however we expect to see content monetization begin to emerge as a revenue opportunity.

We focus on five key performance indicators, or KPI’s, as outlined below, to assess our progress and drive revenue growth. The number of game titles and number of retail partner venues drive audience, introducing more players and spectators to Super League’s gaming and content platform. Growth in physical and digital experiences across a wider portfolio can increase the number of registered users and number of gameplay hours which will have a significant impact on our content library. This focus on audience and content generation ultimately impacts our viewership, which has an amplification effect on potential revenue streams and customer acquisition.

●
Game titles: We ended fiscal 2018 with four game titles in our portfolio and currently have five game titles with the addition of Street Fighter V. We continue to be in discussions with several other identified titles to further expand our reach across various genres, ages of players and skill levels.

●
Retail Partner Venues: While we are just seeding the build out and monetization of our retail footprint, our recent national-level announcements with Top Golf and ggCircuit LAN centers provides access to hundreds of physical venue locations. We ended fiscal 2018 with 46 active venues and grew to 59 total active venues as of March 31, 2019.

●	Registered Users: We ended fiscal 2018 with approximately 300,000 registered users. During the first quarter of 2019, we increased our registered users by 20%, to 366,000 registered users.

●
Gameplay Hours: As of March 31, 2019, we generated 36,000 hours of gameplay experiences, which was 21% of our full year 2018 gameplay hours. Gameplay hours are impacted by the timing of experiences held throughout the year.

●
Viewership: Proving that we can attract revenues to our platform and leverage the audiences our brand partners provide, we generated 748,000 views during the first quarter of 2019, which was 80% of our full-year 2018 views of 925,000, leveraging our own programming and the Samsung 837 Fortnite experience.

Initial Public Offering

On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 25, 2019 (File No. 333-229144). We raised net proceeds of approximately $22,458,000 after underwriting discounts, commissions and other offering costs of $2,542,000.

The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We currently intend to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Item II, Part 1A of this Quarterly Report on Form 10-Q. Our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from the IPO.

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

Critical Accounting Estimates

Our unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019. In addition, refer to Note 2 to the condensed financial statements included in this report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Revenue Recognition

Revenue is recognized when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. In this regard, revenue is recognized when: (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations; (ii) we can identify each party’s rights regarding the goods or services to be transferred; (iii) we can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) it is probable that the entity will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer.

Super League generates revenues and related cash flows from (i) brand and media sponsorships, (ii) Platform-As-A-Service arrangements, and (iii) direct to consumer offers including tournament fees for participation in our physical and online multiplayer gaming experiences, digital subscriptions and merchandise sales.

Brand and Media Sponsorships. We generate brand and media sponsorship revenues primarily from sales of various forms of sponsorships and promotional campaigns for our online platforms and from sponsorship at our in-person esports experiences. Brand and media sponsorship revenue arrangements may include: exclusive or non-exclusive title sponsorships, marketing benefits, official product status exclusivity, product visibly and additional infrastructure placement, social media rights (including rights to create and post social content and clips), rights to on-screen activations and promotions, display material rights, media rights, hospitality and tickets and merchandising rights. Brand and media sponsorship arrangements typically include contract terms for time periods ranging from several weeks to multi-year arrangements.

For brand and media sponsorship arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation).

Platform-As-A-Service. We generate platform-as-a-service (“PaaS”) revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is tailored for our partners’ distribution channels, leveraging and powered by our Super League gaming and content technology platform. PaaS revenue arrangements for one-off branded experiences, and or, the development of content tailored specifically for our partners’ distribution channels typically provide for a contractual delivery or performance date, and as such revenues are recognized when performance is substantially complete and or delivery occurs.

Direct to Consumer Revenue. Direct to consumer revenues include tournament fees, digital subscriptions and merchandise. Direct to consumer revenues have primarily consisted of the sale of season passes to gamers for participation in our in-person and or online multiplayer gaming experiences. For the periods presented herein, season passes for gaming experiences were primarily comprised of multi-week packages and also include one-time, single experience admissions. For the three months ended March 31, 2019, digital subscription revenues include revenues related to our Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Revenue from single experiences is recognized when the experience occurs. Revenue from multi-week packages is recognized over time as the multi-week experiences occur based on estimates of the progress toward complete satisfaction of the applicable offer and related performance obligations.

Advertising and Third-Party Content Revenue. We generate content through digital and physical experiences that offer opportunities for generating advertising revenue on our proprietary digital channels. In addition, we license our content to third parties seeking esports content for their own distribution channels.

Revenue collected in advance is recorded as deferred revenue until the event occurs.

Stock-based Compensation Expense.

Compensation expense for stock-based awards is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, typically on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. Compensation expense for awards with performance conditions that affect vesting is recorded only for those awards expected to vest or when the performance criteria are met. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of stock option and common stock purchase warrant awards is estimated on the date of grant utilizing the Black-Scholes-Merton option pricing model. The Company accounts for forfeitures of awards as they occur.

Grants of equity-based awards (including warrants) to non-employees in exchange for consulting or other services are accounted for using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, determination of grant dates, future employee stock option exercise behavior and requisite service periods.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
REVENUES	$249,000	$129,000
COST OF REVENUES	74,000	123,000
GROSS PROFIT	175,000	6,000

OPERATING EXPENSES
Selling, marketing and advertising	233,000	496,000
Technology Platform development	710,000	556,000
General and administrative	5,368,000	3,080,000
Total operating expenses	6,311,0000	4,132,000

NET LOSS FROM OPERATIONS	(6,136,000)	(4,126,000)

OTHER INCOME (EXPENSE), NET	(9,933,000)	(45,000)

NET LOSS	$(16,069,000)	$(4,171,000)

Revenue

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Brand and Media Sponsorships	$71,000	$90,000	$(19,000)	(21%)
Platform-as-a-service	167,000	-	167,000	100%
Direct to Consumer	11,000	39,000	(28,000)	(72%)
	$249,000	$129,000	$120,000	93%

Revenue for the three months ended March 31, 2019 increased $120,000, or 93%, compared to the three months ended March 31, 2018. The change in revenues for the periods presented was comprised of the following:

●
Brand and Media Sponsorships. The period over period decrease in brand and media sponsorship revenue of $19,000, or (21)%, was primarily attributable to fluctuations in brand and media sponsorship activities period to period, which is based on the specific partnership arrangements with activities during a particular period, the related performance obligations satisfied during the period and the contractual consideration associated with the activities during the period. Brand and media sponsorship revenues for the three months ended March 31, 2019 included revenues for our Red Bull North America, Inc. master brand partnership, and our Logitech G Challenge online tournament commencing in February 2019. Brand and media sponsorship revenues for the three months ended March 31, 2018 was primarily comprised of revenues from our Logitech, Inc. brand sponsorship.

●
Platform-As-A-Service. We generate PaaS revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is tailored for our partners’ distribution channels, leveraging and powered by our Super League gaming and content technology platform. PaaS revenue for the three months ended March 31, 2019 included revenues for our Samsung Fortnite event held in New York in March 2019.

●
Direct to Consumer. The decrease in direct to consumer revenue of $28,000, or 72%, was primarily due to a decrease in the number of paid events during the three months ended March 31, 2019 compared to the prior year quarter. In the first quarter of 2019, we held events that were free to play, consistent with our strategic focus on increasing the volume of new gamers and spectators introduced into our customer funnel to increase the number of registered users on our platform, drive consumer conversion, and increase the overall awareness of the Super League brand and technology platform offerings. We intend to continue to offer a combination of paid and free to play experiences going forward. During the three months ended March 31, 2018, we charged tournament fees for, and held the online qualifiers and commenced the in-real-life experiences for our City Champs offer. Digital subscription revenues for the three months ended March 31, 2019 were primarily comprised of subscription revenues related to our Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Cost of Revenue

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Cost of revenue	$74,000	$123,000	$(49,000)	(40%)

Cost of revenue for the three months ended March 31, 2019 decreased $49,000, or (40%), compared to the three months ended March 31, 2018. The change in cost of sales was primarily due to the following:

●
Increase in the number of free to play experiences held during the three months ended March 31, 2019 compared to the prior year quarter, consistent with our strategic focus on increasing the volume of new gamers and spectators introduced into our customer funnel to increase the number of registered users on our platform, drive consumer conversion, and increase the overall awareness of the Super League brand and technology platform offerings. Costs incurred for these promotional activities focused on increasing registered users and increasing awareness of the Super League platform and its offerings are reflected in selling, marketing and advertising expense for the three months ended March 31, 2019.

●
Revenue generating events during the three months ended March 31, 2019 included our Samsung Fortnite event held in New York in March 2019 and the Logitech G Challenge online experiences which commenced in February 2019.

●
During the three months ended March 31, 2018, we held the online qualifiers for League of Legends City Champs, and also commenced the in-real-life League of Legends City Champs activities in March 2018, which are more labor and cost intensive, requiring higher levels of cost to execute.

Operating Expenses

Selling, Marketing and Advertising

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Selling, Marketing and Advertising	$233,000	$496,000	$(263,000)	(53%)

The decrease in selling, marketing and advertising expenses of $263,000, or 53%, was primarily due to the decrease in amortization of noncash in-kind advertising costs which were initially capitalized pursuant to a June 2017 third-party investment agreement. The investment agreement included in-kind advertising for use in future periods, valued at $1.0 million, as a component of the consideration paid to us in exchange for equity in the Company. This prepaid advertising cost was amortized over an 18-month period ending as of December 31, 2018. The decrease was partially offset by an increase in marketing expense due to an increase in marketing and promotional experiences during the three months ended March 31, 2019 focused on widening our customer funnel and attracting increased numbers of registered users to our platform as described above. The increase included increased costs related to influencers, event operations, content capture and other costs to execute various marketing and promotional experiences during the period.

Technology Platform Development

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Technology Platform Development	$710,000	$556,000	$154,000	28%

Technology platform development costs include (i) allocated personnel costs, including salaries, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in developing and enhancing our proprietary gaming and content technology platform, (ii) the amortization of capitalized internal use software costs primarily comprised of capitalized costs for third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, and (iii) costs incurred in connection with the testing of our technology platform. Software development costs incurred to develop internal-use software during the application development stage are capitalized and amortized on a straight-line basis over the software’s estimated useful life, which is generally three years. The period over period increase primarily reflects an increase in engineering headcount since the end of the prior year in connection with the expansion of our internal use software development activities.

General and Administrative

General and administrative expense for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Personnel costs	$1,276,000	$1,250,000	26,000	2%
Office and facilities	104,000	82,000	22,000	27%
Professional fees	279,000	250,000	29,000	12%
Stock-based compensation	2,730,000	860,000	1,870,000	217%
Depreciation and amortization	258,000	209,000	49,000	23%
Other	721,000	429,000	292,000	68%
Total general and administrative expense	$5,368,000	$3,080,000	$2,288,000	74%

A summary of the main drivers of the net increase in general and administrative expenses of $2,288,000, or 74%, is as follows:

●
Increase in personnel costs due primarily to a slight increase in headcount since the end of the prior year comparable quarter in connection with the continued expansion of our operations requiring additional internal resources across our product, operations, and commercial departments. During each of the three months ended March 31, 2019 and the three months ended March 31, 2018, we had average full-time equivalent employees of 47 and 43, respectively.

●
Increase in office and facilities expense due to the increase in leased office space in June 2018 in connection with the expansion of our SuperLeagueTV studio operations.

●
Increase in noncash stock compensation expense primarily due to certain performance options and warrants previously granted to our Chief Executive Officer, which vested upon completion of our IPO, pursuant to an October 2018 amended employee agreement and vesting conditions in the underlying equity grant agreements. Upon closing of the IPO, 833,333 stock options and 125,000 common stock purchase warrants vested with an average grant date fair value of $8.50, resulting in noncash stock compensation expense of $1,770,000 during the three months ended March 31, 2019.

●
Increase in other general and administrative expenses primarily due to an increase in directors and officer's insurance in connection with the IPO, and an increase in variable costs associated with our cloud-based technology platform.

Other Income (expense)

Other income (expense), net, was primarily comprised of interest expense related to the convertible notes outstanding during the periods presented as follows:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Accretion of discount on convertible notes	$2,475,000	$31,000	2,444,000	>300%
Accrued interest expense on convertible notes	187,000	14,000	173,000	>300%
Accretion of convertible note issuance costs	209,000	-	209,000	100%
Beneficial conversion feature	7,067,000	-	7,067,000	100%
	$9,938,000	$45,000	$9,893,000	>300%

Interest Expense

Interest expense for the periods presented primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018, as described below under Liquidity and Capital Resources. Principal and interest as of February 27, 2019, the closing date of the IPO and December 31, 2018 totaled $13,793,000 and $13,606,000, respectively. Concurrent with the closing of the IPO, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

Liquidity and Capital Resources

General

Our primary sources of liquidity to date have been net proceeds from equity and debt financings, including the proceeds from our IPO. Our management believes that our cash balances will be sufficient to meet our cash requirements through at least May 2020. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the heading “Risk Factors” included in Part II, Item IA of this Quarterly Report on Form 10-Q. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business may suffer.

We are focused on expanding our service offerings through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

The following table summarizes the change in cash balances for the periods presented:
	Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(3,322,000)	$(2,740,000)
Net cash used in investing activities	(424,000)	(114,000)
Net cash provided by financing activities	22,458,000	2,815,000
Increase (decrease) in cash	18,712,000	(39,000)
Cash at beginning of period	2,774,000	1,709,000
Cash at end of period	$21,486,000	$1,670,000

Cash Flows from Operating Activities. Net cash used in operating activities during the three months ended March 31, 2019 was $3,322,000, which primarily reflected our net loss of $16,069,000, net of adjustments to reconcile net loss to net cash used in operating activities of $12,747,000, which included $2,730,000 of noncash stock compensation charges, $2,871,000 of noncash accrued interest and accretion of debt discount, $7,067,0000 of noncash interest expense related to the recognition of the beneficial conversion feature upon the automatic conversion of the 2018 Notes upon close of the IPO, and depreciation and amortization of $335,000. Changes in working capital primarily reflected the impact of a net decrease in accounts receivable, the prepayment of insurance premiums and the settlement of payables in the ordinary course. Net cash used in operating activities during the three months ended March 31, 2018 was $2,740,000, which primarily reflected our net loss of $4,171,000, net of adjustments to reconcile net loss to net cash used in operating activities of $1,431,000, which included $860,000 of non-cash stock compensation, noncash amortization of prepaid in-kind advertising totaling $333,333 and $260,000 of non-cash depreciation and amortization charges. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course of business during the period.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2019	2018

Purchase of property and equipment	$(18,000)	$(93,000)
Capitalization of software development costs	(332,000)	(21,000)
Acquisition of other intangible and other assets	(74,000)	–
Net cash used in investing activities	$(424,000)	$(114,000)

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2019	2018

Proceeds from issuance of common stock, net of issuance costs	$22,458,000	$-
Proceeds from convertible notes payable, net of issuance cost	-	2,815,000
Net cash provided by financing activities	$22,458,000	$2,815,000

On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share. We raised net proceeds of approximately $22,458,000 after deducting underwriting discounts, commissions and other offering costs of $2,542,00. We currently intend to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may compliment or business and or accelerate or growth. The amounts and timing of our actual expenditure, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Item II, Part 1A of this Quarterly Report on Form 10-Q. Our management has broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from the IPO.

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of March 31, 2019, there is no debt outstanding.

Pursuant to the related underwriting agreement, in connection with the completion of the IPO, for the purchase price of $50.00, we issued a warrant to purchase shares of our common stock equal to 3.0% of the shares sold in the IPO, or 68,182 shares, at an exercise price of $11.00 per share (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable during the period commencing from the date of the close of the IPO and ending five years from the closing date of the IPO. The Underwriters’ Warrants represent additional noncash offering costs, with an estimated grant date fair value of $547,000, which was reflected in additional-paid-in capital when issued and as a corresponding offering cost in the condensed statement of shareholders equity for the three months ended March 31, 2019.

In February and March 2018, we issued 9.00% secured convertible promissory notes with a collective face value of $2,850,000 (the “Initial 2018 Notes”). The Initial 2018 Notes (i) accrued simple interest at the rate of 9.00% per annum, (ii) matured on the earlier of December 31, 2018 or the close of a $15,000,000 equity financing (“Qualifying Equity Financing”) by us, and (iii) all outstanding principal and accrued interest was automatically convertible into equity or equity-linked securities sold in a Qualifying Equity Financing based upon a conversion rate equal to (x) a 10% discount to the price per share of a Qualifying Equity Financing, with (y) a floor of $10.80 per share. In addition, the holders of the Initial 2018 Notes were collectively issued warrants to purchase approximately 55,559 shares of common stock, at an exercise price of $10.80 per share and a term of five years (the “Initial 2018 Warrants”). Refer to Note 5 to the accompany condensed financial statements elsewhere herein for additional information.

Contractual Obligations

As of March 31, 2019, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. The operating lease for our corporate headquarters expired on May 31, 2017 and was subsequently amended to operate on a month-to-month basis.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements included elsewhere in this prospectus. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Recent Accounting Pronouncements

Refer to Note 2 to the accompany condensed financial statements contained elsewhere herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the ordinary course of our business, we are not currently exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Industry

We have incurred significant losses since our inception and we may continue to experience losses in the future.

We incurred net losses of $16.0 million and $20.6 million during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.  Noncash expenses (excluding depreciation and amortization of fixed and intangible assets) totaled $12.7 million and $8.9 million for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $71.2 million. Moreover, the report of our independent registered public accounting firm to the financial statements for our fiscal year ended December 31, 2018, included Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and cash used in operating activities raise substantial doubt about our ability to continue as a going concern. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

●
investments to expand and enhance our esports technology platform and technology infrastructure, make improvements to the scalability, availability and security of our platform, and develop new offerings;

●
sales and marketing, including expanding our customer acquisition and sales organization and marketing programs, and expanding our programs directed at increasing our brand awareness among current and new customers;

●
investments in bandwidth to support our video streaming functionality;

●
contract labor costs and other expenses to host our leagues and tournaments;

●
costs to retain and attract gamers and license first tier game titles, grow our online gamer community and generally expand our business operations;

●
hiring additional employees;

●
expansion of our operations and infrastructure, both domestically and internationally; and

●
general administration, including legal, accounting and other expenses related to being a public company.

We may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. We expect to continue to invest heavily in our operations, our online and in person experiences, business development related to game publishers, advertisers, sponsors and gamer acquisition, to accelerate as well as maintain our current market position, support anticipated future growth and to meet our expanded reporting and compliance obligations as a public company.

We expect operating losses to continue in the near term in order to carry out our strategic objectives. We consider historical operating results, capital resources and financial position, in combination with current projections and estimates, as part of our plan to fund operations over a reasonable period of time.

We believe our current cash, net proceeds from debt issuances and our IPO will be sufficient to fund our working capital requirements beyond the next 12 months. This belief assumes, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in the business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could have a material adverse impact on our activities, including (i) reduction or delay of our business activities, (ii) forced sales of material assets, (iii) defaults on our obligations, or (iv) insolvency. Our planned investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate revenue sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and/or sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not contain any adjustments which might be necessary if we were unable to continue as a going concern.

We are a relatively young company, and we may not be able to sustain our rapid growth, effectively manage our anticipated future growth or implement our business strategies.

We have a limited operating history. Although we have experienced significant growth since our gaming platform for amateur online and in person gaming experiences was launched, and we established our amateur city leagues, tournaments and competitions, our historical growth rate may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model, including a focus on direct to consumer-based gaming. We may not be able to achieve similar results or accelerate growth at the same rate as we have historically. As our amateur city leagues, tournaments and competitions continue to develop, we may adjust our strategy and business model to adapt. These adjustments may not achieve expected results and may have a material and adverse impact on our financial condition and results of operations.

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including our direct to consumer offerings, attract and retain competitive gamers, increase engagement, continue developing innovative technologies, tournaments and competitions in response to shifting demand in esports and online gaming, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of live streaming of competitive esports gaming. The market for esports and amateur online gaming competition is relatively new and rapidly developing and are subject to significant challenges. Our business relies upon our ability to cultivate and grow an active gamer community, and our ability to successfully monetize such community through tournament fees, digital subscriptions for our esports gaming services, and advertising and sponsorship opportunities. In addition, our continued growth depends, in part, on our ability to respond to constant changes in the esports gaming industry, including rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the esports gaming industry will continue to grow as rapidly as it has in the past.

We generate a portion of our revenues from advertising and sponsorship. If we fail to attract more advertisers and sponsors to our gaming platform or tournaments or competitions, or if advertisers or sponsors are less willing to advertise with or sponsor us, our revenues may be adversely affected.

We generate a growing portion of our revenues from advertising and sponsorship, which we expect to further develop and expand in the near future as online viewership of our esports gaming offerings expand. Our revenues from advertising and sponsorship partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the esports gaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our gaming platform. If the online advertising and sponsorship market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising and sponsorship revenue and our profitability and prospects may be materially and adversely affected.

Furthermore, our core and long-term priority of optimizing the gamer experience and satisfaction may limit our gaming platform’s ability to generate revenues from advertising and sponsorship. For example, in order to provide our gamers with an uninterrupted competitive gaming experience, we do not place significant amounts of advertising on our streaming interface or insert pop-up advertisements during streaming. While this decision could adversely affect our operating results in the short-term, we believe it enables us to provide a superior gamer experience on our gaming platform, which will help us expand and maintain our current base of gamers and enhance our monetization potential in the long-term. However, this philosophy of putting our gamers first may also negatively impact our relationships with advertisers, sponsors or other third parties, and may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed.

Our revenue model may not remain effective and we cannot guarantee that our future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

We generate revenues from advertising and sponsorship of our league tournaments, and through the operation of our live streaming gaming platform using a revenue model whereby gamers can get free access to certain live streaming of amateur tournaments, and gamers pay fees to compete in league competition. We have generated, and expect to continue to generate, a substantial portion of revenues using this revenue model in the near term. We are, however, particularly focused on implementing a direct to consumer model for our expanding gamer base. Although our business has experienced significant growth in recent years, there is no guarantee that our direct to consumer packages will gain significant traction to maximize our growth rate in the future, as the demand for our offerings may change, decrease substantially or dissipate, or we may fail to anticipate and serve gamer demands effectively.

The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

During the three months ended March 31, 2019 and the year ended December 31, 2018, (i) three customers accounted for 95% of our revenue and four customers accounted for 82%, respectively, (ii) three customers accounted for 94% and 96% of accounts receivable, respectively, and (iii) three vendors accounted for 40% and 43% of accounts payable, respectively. The loss of or a substantial reduction in activity by one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations.

Our marketing and advertising efforts may fail to resonate with amateur gamers.

Our amateur city league tournaments and competitions are marketed through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with our gaming community including via email, blogs and other electronic means. An increasing portion of our marketing activity is taking place on social media platforms that are either outside, or not totally within, our direct control. Changes to gamer preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact our ability to reach target gamers. Our ability to market our amateur city league tournaments and competitions is dependent in part upon the success of these programs. If the marketing for our amateur city league tournaments and competitions fails to resonate and expand with the gamer community, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

We have a unique community culture that is vital to our success. Our operations may be materially and adversely affected if we fail to maintain this community culture as we expand in our addressable gamer communities.

We have cultivated an interactive and vibrant online social gamer community centered around amateur online and in person gaming. We ensure a superior gamer experience by continuously improving the user interface and features of our gaming platform along with offering a multitude of competitive and recreational gaming experiences with first tier esports games. We believe that maintaining and promoting a vibrant community culture is critical to retaining and expanding our gamer community. We have taken multiple initiatives to preserve our community culture and values. Despite our efforts, we may be unable to maintain our community culture and cease to be the preferred platform for our target gamers as we expand our gamer footprint, which would be detrimental to our business operations.

The amateur esports gaming industry is intensely competitive. Gamers may prefer our competitors’ amateur leagues, competitions or tournaments over our own.

Competition in the amateur esports gaming industry generally is intense. Our competitors range from established leagues and championships owned directly, as well as leagues franchised by, well known and capitalized game publishers and developers, interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the amateur esports gaming ecosystem. If our competitors develop and launch competing amateur city leagues, tournaments or competitions, or develop a more successful amateur online gaming platform, our revenue, margins, and profitability will decline.

The amateur esports gaming industry is very “hit” driven. We may not have access to “hit” games or titles.

Select game titles dominate competitive amateur esports and online gaming, including League of Legends, Minecraft, Fortnite and Overwatch, and many new games titles are regularly introduced in each major industry segment (console, mobile and PC free-to-download). Despite the number of new entrants, only a very few “hit” titles account for a significant portion of total revenue in each segment.

The size and engagement level of our online and in person gamers are critical to our success and are closely linked to the quality and popularity of the esports game publishers with which we have licenses. Esports game publishers on our gaming platform, including those who have entered into license agreements with us, may leave us for other gaming platforms or amateur leagues which may offer better competition, and terms and conditions than we do. Furthermore, we may lose esports game publishers if we fail to generate the number of gamers to our amateur tournaments and competitions expected by such publishers. In addition, if popular esports game publishers cease to license their games to us, or our live streams fail to attract gamers, we may experience a decline in gamer traffic, direct to consumer opportunities and engagement, which may have a material and adverse impact on our results of operations and financial conditions.

Although we have entered into multi-year agreements with the publishers of League of Legends and Minecraft, if we fail to license multiple additional “hit” games or any of our existing licensed esports game publishers with which we currently have a license decide to breach the license agreement or choose not to continue with us once the term of the license agreement expires, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our gamers may decrease, which could materially and adversely affect our results of operations and financial condition.

In addition to the esports games we have licensed, we must continue to attract and retain the most popular esports gaming titles in order to maintain and increase the popularity of our amateur city leagues, tournaments and competitions, and ensure the sustainable growth of our gamer community. We must continue to identify and enter into license agreements with esports gaming publishers developing “hit’ games that resonate with our community on an ongoing basis. We cannot assure you that we can continue to attract and retain the same level of first-tier esports game publishers and our ability to do so is critical to our future success.

We have not entered into definitive license agreements with certain game publishers that we currently have relationships with, and we may never do so.

Although we have relationships with Supercell and Epic Games for experiences involving Clash Royale and Fortnite, respectively, we currently do not have definitive license agreements in place with respect to these relationships. We currently anticipate that we will enter into license agreements with both parties in the future, however no assurances can be given as to when we will be able to come to terms agreeable to both parties, if ever. In the event that we are not able to come to mutually agreeable terms and enter into definitive license agreements with each of Supercell and Epic Games, they may unilaterally choose to discontinue their relationship with the Company, thereby preventing us from offering experiences on our platform using Clash Royale or Fortnite, as the case may be. Should either Supercell or Epic Games choose not to allow us to offer experiences involving Clash Royale and Fortnite to our users, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our gamers may decrease, which could materially and adversely affect our results of operations and financial condition.

If we fail to keep our existing gamers highly engaged, to acquire new gamers, to successfully implement a direct to consumer model for our gaming community, our business, profitability and prospects may be adversely affected.

Our success depends on our ability to maintain and grow the number of amateur gamers attending and participating in our in-person and online tournaments and competitions, and using our gaming platform, and keeping our gamers highly engaged. Of particular importance is the successful deployment and expansion of our direct to consumer model to our gaming community for purposes of creating predictable recurring revenues.

In order to attract, retain and engage amateur gamers and remain competitive, we must continue to develop and expand our city leagues, including internationally, produce engaging tournaments and competitions, successfully license the newest “hit” esports games and titles, implement new technologies and strategies, improve features of our gaming platform and stimulate interactions in our gamer community.

A decline in the number of our amateur gamers in our ecosystem may adversely affect the engagement level of our gamers, the vibrancy of our gamer community, or the popularity of our amateur league play, which may in turn reduce our monetization opportunities, and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain, or convert gamers into direct to consumer-based paying gamers, our revenues may decline and our results of operations and financial condition may suffer.

We cannot assure you that our online and in person gaming platform will remain sufficiently popular with amateur gamers to offset the costs incurred to operate and expand it. It is vital to our operations that we remain sensitive and responsive to evolving gamer preferences and offer first-tier esports game content that attracts our amateur gamers. We must also keep providing amateur gamers with new features and functions to enable superior content viewing, and social interaction. Further, we will need to continue to develop and improve our gaming platform and to enhance our brand awareness, which may require us to incur substantial costs and expenses. If such increased costs and expenses do not effectively translate into an improved gamer experience and direct to consumer-based, long-term engagement, our results of operations may be materially and adversely affected.

The ability to grow our business is dependent in part on the success and availability of mass media channels developed by third parties, as well as our ability to develop commercially successful content, and amateur tournaments and competitions.

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels for which we may distribute our content, amateur league tournaments and competitions, including Twitch, YouTube and ESL.tv. Our success also depends on our ability to accurately predict which channels and platforms will be successful with the esports gaming community, our ability to develop commercially successful content and distribute via SuperLeagueTV, which is presently available on Twitch, amateur tournaments and competition for these channels and gaming platforms and our ability to effectively manage the transition of our gamers from one generation or demographic to the next. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our amateur gaming tournaments and competitions on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and gamers away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing amateur tournaments or competitions is lower than our expectations, we may be unable to fully recover the investments we have made, and our financial performance may be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

Our business is subject to risks generally associated with the entertainment industry.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include the popularity, price to play, and timing of release of our esports licensed games, economic conditions that adversely affect discretionary consumer spending, changes in gamer demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

If we fail to maintain and enhance our brand or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. A well-recognized brand is important to increasing the number of esports gamers and the level of engagement of our overall gaming community which is critical in enhancing our attractiveness to advertisers and sponsors. Since we operate in a highly competitive market, brand maintenance and enhancement directly affect our ability to maintain and enhance our market position.

Although we have developed our brand and amateur tournaments and competitions through word of mouth referrals, key strategic partners and our esports game publisher licensors, as we expand, we may conduct various marketing and brand promotion activities using various methods to continue promoting our brand. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect.

In addition, any negative publicity in relation to our league tournaments or competitions, or operations, regardless of its veracity, could harm our brands and reputation. Negative publicity or public complaints from gamers may harm our reputation, and if complaints against us are not addressed to their satisfaction, our reputation and our market position could be significantly harmed, which may materially and adversely affect our business, results of operations and prospects.

Negative gamer perceptions about our brand, gaming platform, amateur city leagues, tournaments or competitions and/or business practices may damage our business and increase the costs incurred in addressing gamer concerns.

Esports gamer expectations regarding the quality, performance and integrity of our amateur city league tournaments and competitions are high. Esports gamers may be critical of our brand, gaming platform, amateur city leagues, tournaments or competitions and/or business practices for a wide variety of reasons. These negative gamer reactions may not be foreseeable or within our control to manage effectively, including perceptions about gameplay fairness, negative gamer reactions to game content via social media or other outlets, components and services, or objections to certain of our business practices. Negative gamer sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our amateur city leagues, tournaments or competition may suffer.

Rapid technology changes in the esports gaming market require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in the esports gaming market. We have invested, and in the future may invest, in new business strategies including a direct to consumer model, technologies, products, or games or first-tier game titles to continue to persistently engage the amateur gamer and deliver the best online and in person gaming experience. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the features that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology, or develop amateur city leagues, tournaments or competitions that become popular with gamers, which could adversely affect our financial results. It may take significant time and resources to shift our focus to such technologies, putting us at a competitive disadvantage.

Our development process usually starts with particular gamer experiences in mind, and a range of technical development and feature goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competitors may be able to achieve them more quickly and effectively than we can based on having greater operating capital and personnel resources. If we cannot achieve our technology goals within the original development schedule, then we may delay their release until these goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may be required to significantly increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our launch schedule or to keep up with our competitors, which would increase our development expenses.

We may experience security breaches and cyber threats.

We continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure, including third party cloud hosting and broadband, provided by third party business partners to support the in person and online functionality of our gaming platform. These business partners are also subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. Both our partners and we have implemented certain systems and processes to guard against cyber risks and to help protect our data and systems. However, the techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage our networks and gaming platform change frequently and often are not detected. Our systems and processes, and the systems and processes of our third-party business partners, may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our gaming platform, degrade the gamer experience, cause gamers to lose confidence in our gaming platform and cease utilizing it, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Successful exploitation of our networks and gaming platform can have other negative effects upon the gamer experience we offer. In particular, the virtual economies that exist in certain of our licensed game publishers’ games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively impact our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a player within a particular online game or service.

Our business could be adversely affected if our data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of data privacy and security laws generally.

In the course of our business, we may collect, process, store and use gamer and other information, including personally identifiable information, passwords and credit card information, the latter of which is subject to PCI-DSS compliance. Although we take measures to protect this information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. The unauthorized access, acquisition or disclosure of this information, or a perception that we do not adequately secure this information could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability and reputation and cause our financial results to be materially affected. In addition, third party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational harm to them and/or negatively impact our ability to maintain the credibility of our gamer community.

Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is averse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and revenue.

We depend on servers to operate our games with online features and our proprietary online gaming service. If we were to lose server functionality for any reason, our business may be negatively impacted.

Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason could degrade or interrupt the functionality of our platform, and could prevent the operation of our platform for both in-person and online gaming experiences.

We also rely on networks operated by third parties to support content on our platform, including networks owned and operated by game publishers. An extended interruption to any of these services could adversely affect the use of our platform, which would have a negative impact on our business.

Further, insufficient server capacity could also negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

Our online gaming platform and games offered through our gaming platform may contain defects.

Our online gaming platform and the games offered through our gaming platform are extremely complex and are difficult to develop and distribute. We have quality controls in place to detect defects in our gaming platform before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Further, we have not undertaken independent third-party testing, verification or analysis of our gaming platform and associated systems and controls. Therefore, our gaming platform and quality controls and preventative measures we have implemented may not be effective in detecting all defects in our gaming platform. In the event a significant defect in our gaming platform and associated systems and controls is realized, we could be required to offer refunds, suspend the availability of our city league competitions and other gameplay, or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

We may experience system failures, outages and/or disruptions of the functionality of our platform. Such failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

We may experience system failures, outages and/or disruptions of our infrastructure, including information technology system failures and network disruptions, cloud hosting and broadband availability at in person and online experiences. Our operations could be interrupted or degraded by any damage to or failure of:

●
our computer software or hardware, or our customers’ or suppliers’ computer software or hardware;

●
our network, our customers’ networks or our suppliers’ networks; or

●
our connections and outsourced service arrangements with third parties.

Our systems and operations are also vulnerable to damage or interruption from:

●
power loss, transmission cable cuts and other telecommunications and utility failures;

●
hurricanes, fires, earthquakes, floods and other natural disasters;

●
a terrorist attack in the U.S. or in another country in which we operate;

●
interruption of service arising from facility migrations, resulting from changes in business operations including acquisitions and planned data center migrations;

●
computer viruses or software defects;

●
loss or misuse of proprietary information or customer data that compromises security, confidentiality or integrity; or

●
errors by our employees or third-party service providers.

From time to time in the ordinary course of our business, our network nodes and other systems experience temporary outages. As a means of ensuring continuity in the services we provide to our community and partners, we have invested in system redundancies via partnerships with industry leading cloud service providers, proactive alarm monitoring and other back-up infrastructure, though we cannot assure you that we will be able to re-route our services over our back-up facilities and provide continuous service to customers in all circumstances without material degradation. Because many of our services play a critical role for our community and partners, any damage to or failure of the infrastructure we rely on could disrupt or degrade the operation of our network, our platform and the provision of our services and result in the loss of current and potential community members and/or partners and harm our ability to conduct normal business operations.

We use third-party services and technologies in connection with our business, and any disruption to the provision of these services and technologies to us could result in negative publicity and a slowdown in the growth of our users, which could materially and adversely affect our business, financial condition and results of operations.

Our business partially depends on services provided by, and relationships with, various third parties, including cloud hosting and broadband providers, among others. To this end, when our cloud hosting and broadband vendors experience outages, our esports gaming services will be negatively impacted and alternative resources will not be immediately available. In addition, certain third-party software we use in our operations is currently publicly available free of charge. If the owner of any such software decides to charge users or no longer makes the software publicly available, we may need to incur significant costs to obtain licensing, find replacement software or develop it on our own. If we are unable to obtain licensing, find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

We exercise no control over the third-party vendors that we rely upon for cloud hosting, broadband and software service. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Growth and engagement of our gamer community depends upon effective interoperability with mobile operating systems, networks, mobile devices and standards that we do not control.

We make our services available across a variety of mobile operating systems and devices. We are dependent on the interoperability of our services with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. Any changes in such mobile operating systems or devices that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order to deliver high quality services, it is important that our services work well across a range of mobile operating systems, networks, mobile devices and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices and standards. In the event that it is difficult for our users to access and use our services, particularly on their mobile devices, our user growth and user engagement could be harmed, and our business and operating results could be adversely affected.

Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose their services.

Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees were unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all. Since the esports gaming industry is characterized by high demand and intense competition for talents, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. In addition, as the Company is relatively young, our ability to train and integrate new employees into our operations may not meet the growing demands of our business which may materially and adversely affect our ability to grow our business and hence our results of operations.

If any of our executive officers and key employees terminates their services with us, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel. If any of our executive officers or key employees joins a competitor or forms a competing company, we may lose gamers, know-how and key professionals and staff members. Certain of our executive officers and key employees have entered into a non-solicitation and non-competition agreements with us. However, certain provisions under the non-solicitation and non-competition agreement may be deemed legally invalid or unenforceable. If any dispute arises between our executive officers and us, we cannot assure you that we would be able to enforce these non-compete agreements.

Our business is subject to regulation, and changes in applicable regulations may negatively impact our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, virtual items and currency, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

In addition, we include modes in our gaming platform that allow players to compete against each other. Although we structure and operate these skill-based competitions with applicable laws in mind, our skill-based competitions in the future could become subject to evolving rules and regulations and expose us to significant liability, penalties and reputational harm.

Our online activities are subject to various laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In addition to our gaming platform, we use third-party applications, websites, and social media platforms to promote our amateur tournaments and competitions and engage gamers, as well as monitor and collect certain information about gamers in our online forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the Children’s Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. COPPA is of particular concern to us, and in an effort to minimize our risk of potential exposure, we retained a COPPA expert as a consultant and have posted a compliant privacy policy, terms of use and various other policies on our website. We undertake significant effort to implement certain precautions to ensure that access to our gaming platform for competitive gameplay is COPPA compliant. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid exposure and COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

Consumers are able to play our licensed game titles online, using our platform. We collect and store information about our consumers both personally identifying and non-personally identifying information. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations and have imposed greater legal obligations on companies in this regard. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside of the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate. The European Commission is also currently negotiating a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. Any of these changes to European Union data protection law or its interpretation could disrupt and/or harm our business.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the United Kingdom government has initiated a process to leave the European Union, which has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although a Data Protection Bill designed to be consistent with the GDPR is pending in the United Kingdom’s legislative process, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. Although player interaction on our platform is subject to our privacy policies, end user license agreements (“EULAs”), and terms of service, if we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and/or harm our business.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability to adequately address privacy, data protection and data security concerns or comply with applicable privacy, data protection or data security laws, regulations, policies and other obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Further, our failure, and/or the failure by the various third-party service providers and partners with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data, or the perception that any such failure or compromise has occurred, could damage our reputation, result in a loss of creators or attendees, discourage potential creators and attendees from trying our platform and/or result in fines and/or proceedings by governmental agencies and/or users, any of which could have an adverse effect on our business, results of operations and financial condition. In addition, given the breadth and depth of changes in data protection obligations, ongoing compliance with evolving interpretation of the GDPR and other regulatory requirements requires time and resources and a review of the technology and systems currently in use against the requirements of GDPR and other regulations.

The preparation of our financial statements involves the use of good faith estimates, judgments and assumptions, and our financial statements may be materially affected if such good faith estimates, judgments or good faith assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) typically require the use of good faith estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets, share-based compensation and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes would require a restatement of our financial statements and could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

We may be held liable for information or content displayed on, retrieved from or linked to our gaming platform, or distributed to our users.

Our interactive live streaming platform enables gamers to exchange information and engage in various other online activities. Although we require our gamers to register their real name, we do not require user identifications used and displayed during gameplay to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our gamers. In addition, because a majority of the communications on our online and in person gaming platform is conducted in real time, we are unable to examine the content generated by gamers before they are posted or streamed. Therefore, it is possible that gamers may engage in illegal, obscene or incendiary conversations or activities, including publishing of inappropriate or illegal content that may be deemed unlawful. If any content on our platform is deemed illegal, obscene or incendiary, or if appropriate licenses and third-party consents have not been obtained, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, other unlawful activities or other theories and claims based on the nature and content of the information delivered on or otherwise accessed through our platform. Moreover, the costs of compliance may continue to increase when more content is made available on our platform as a result of our growing base of gamers, which may adversely affect our results of operations.

Intensified government regulation of the Internet industry could restrict our ability to maintain or increase the level of traffic to our gaming platform as well as our ability to capture other market opportunities.

The Internet industry is increasingly subject to strict scrutiny. New laws and regulations may be adopted from time to time to address new issues that come to the authorities’ attention. We may not timely obtain or maintain all the required licenses or approvals or make all the necessary filings in the future. We also cannot assure you that we will be able to obtain the required licenses or approvals if we plan to expand into other Internet businesses. If we fail to obtain or maintain any of the required licenses or approvals or make the necessary filings, we may be subject to various penalties, which may disrupt our business operations or derail our business strategy, and materially and adversely affect our business, financial condition and results of operations.

From time to time we may become involved in legal proceedings.

From time to time we may become subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to the court’s having personal jurisdiction over indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision. The forum selection clause in our amended and restated bylaws may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to Intellectual Property

We may be subject to claims of infringement of third-party intellectual property rights.

From time to time, third parties may claim that we have infringed their intellectual property rights. For example, patent holding companies may assert patent claims against us in which they seek to monetize patents they have purchased or otherwise obtained. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement.

Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages, royalties, legal fees and other costs. We also could be required to stop offering, distributing or supporting esports games, our gaming platform or other features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm our business.

In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing interactive entertainment software products and services, such as those offered on our gaming platform or that we would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery to gamers may be precluded by existing patents that we are unable to license on reasonable terms.

Our technology, content and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

We regard our technology, content and brands as proprietary and take measures to protect our technology, content and brands and other confidential information from infringement. Piracy and other forms of unauthorized copying and use of our technology, content and brands are persistent, and policing is difficult. Further, the laws of some countries in which our products are or may be distributed either do not protect our intellectual property rights to the same extent as the laws of the United States or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, although we take steps to enforce and police our rights, factors such as the proliferation of technology designed to circumvent the protection measures used by our business partners or by us, the availability of broadband access to the Internet, the refusal of Internet service providers or platform holders to remove infringing content in certain instances, and the proliferation of online channels through which infringing product is distributed all have contributed to an expansion in unauthorized copying of our technology, content and brands.

Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our registered trademark or pending trademarks, brands or websites, or misappropriate our data and copy our gaming platform, all of which could cause confusion, divert gamers away from our gaming platform and league tournaments, or harm our reputation.

Competitors and other third parties may purchase (i) trademarks that are similar to our trademarks and (ii) keywords that are confusingly similar to our brands or websites in Internet search engine advertising programs and in the header and text of the resulting sponsored links or advertisements in order to divert gamers from us to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential gamers away from our gaming platform to competing, irrelevant or potentially offensive platforms, which could harm our reputation and cause us to lose revenue.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our registered trademark and pending trademarks, service marks, pending patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary rights.

We have invested significant resources to develop our own intellectual property and acquire licenses to use and distribute the intellectual property of others on our gaming platform. Failure to maintain or protect these rights could harm our business. In addition, any unauthorized use of our intellectual property by third parties may adversely affect our current and future revenues and our reputation.

Policing unauthorized use of proprietary technology is difficult and expensive. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Further, we require every employee and consultant to execute proprietary information and invention agreements prior to commencing work. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot assure you that the steps we have taken will prevent misappropriation of our intellectual property. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

Our patent and trademark applications may not be granted and our patent and trademark rights, once patents are issued and trademarks are registered, may be contested, circumvented, invalidated or limited in scope, and our patent and trademark rights may not protect us effectively once issued and registered, respectively. In particular, we may not be able to prevent others from developing or exploiting competing technologies and trademarks, which could have a material and adverse effect on our business operations, financial condition and results of operations.

Currently, we have three patent applications pending, one registered trademark and eighteen pending trademark applications, along with licenses from game publishers to utilize their proprietary games. For our pending patent applications and we cannot assure you that we will be granted patents pursuant to our pending applications as well as future patent applications we intend to file. Even if our patent applications succeed, it is still uncertain whether these patents will be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. It is also possible that the intellectual property rights of others will bar us from licensing and from exploiting any patents that issue from our pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our pending patent and trademark applications may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

We may be held liable for information or content displayed on, retrieved from or linked to our gaming platform, or distributed to our users.

Our interactive live streaming platform enables gamers to exchange information and engage in various other online activities. Although we require our gamers to register their real name, we do not require user identifications used and displayed during gameplay to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our gamers. In addition, because a majority of the communications on our online and in person gaming platform is conducted in real time, we are unable to examine the content generated by gamers before they are posted or streamed. Therefore, it is possible that gamers may engage in illegal, obscene or incendiary conversations or activities, including publishing of inappropriate or illegal content that may be deemed unlawful. If any content on our platform is deemed illegal, obscene or incendiary, or if appropriate licenses and third-party consents have not been obtained, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, other unlawful activities or other theories and claims based on the nature and content of the information delivered on or otherwise accessed through our platform. Moreover, the costs of compliance may continue to increase when more content is made available on our platform as a result of our growing base of gamers, which may adversely affect our results of operations.

Intensified government regulation of the Internet industry could restrict our ability to maintain or increase the level of traffic to our gaming platform as well as our ability to capture other market opportunities.

The Internet industry is increasingly subject to strict scrutiny. New laws and regulations may be adopted from time to time to address new issues that come to the authorities’ attention. We may not timely obtain or maintain all the required licenses or approvals or make all the necessary filings in the future. We also cannot assure you that we will be able to obtain the required licenses or approvals if we plan to expand into other Internet businesses. If we fail to obtain or maintain any of the required licenses or approvals or make the necessary filings, we may be subject to various penalties, which may disrupt our business operations or derail our business strategy, and materially and adversely affect our business, financial condition and results of operations.

From time to time we may become involved in legal proceedings.

From time to time we may become subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

Risks Related to our Common Stock

Although out common stock is listed on the Nasdaq Capital Market, our shares are likely to be thinly traded for some time and an active market may never develop.

Although our common stock is listed on the Nasdaq Capital Market, it is likely that initially there will be a very limited trading market for our common stock, and we cannot ensure that a robust trading market will ever develop or be sustained. Our shares of common stock may be thinly traded, and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock in the future. The market liquidity will be dependent on the perception of our operating business, competitive forces, state of the esports gaming industry, growth rate and becoming cash flow profitable on a sustainable basis, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows, and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate financial public relations firms with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

Our stock price may be volatile, and you could lose all or part of your investment.

The trading price of our common stock following this offering may fluctuate substantially and may be higher or lower than the initial public offering price. This may be especially true for companies with a small public float. The trading price of our common stock following this offering will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid in this offering. Factors that could cause fluctuations in the trading price of our common stock include:

●
changes to our industry, including demand and regulations;

●
we may not be able to compete successfully against current and future competitors;

●
competitive pricing pressures;

●
our ability to obtain working capital financing as required;

●
additions or departures of key personnel;

●
sales of our common stock;

●
our ability to execute our business plan;

●
operating results that fall below expectations;

●
loss of any strategic relationship, sponsor or licensor;

●
any major change in our management;

●
changes in accounting standards, procedures, guidelines, interpretations or principals; and

●
economic, geo-political and other external factors.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following this offering. If the market price of our common stock after this offering does not exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. We may not obtain any future research coverage by securities industry analysts. In the event we are covered by research analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment will likely be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Since we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, stock price appreciation, if any, will be your sole source of gain.

We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, appreciation, if any, in the market price of our common stock will be your sole source of gain for the foreseeable future.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which would rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. In the event of a bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock in the future, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any such future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including:

●
not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●
reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●
exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of this offering. Our status as an emerging growth company will end as soon as any of the following takes place:

●
the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

●
the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●
the last day of the fiscal year ending after the fifth anniversary of the completion of this offering.

 We cannot predict if investors will find our common stock less attractive if we choose to rely on the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will incur increased costs as a result of being a public company, particularly after we cease to qualify as an “emerging growth company.”

Upon completion of this offering, we will become a public company and expect to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, impose various requirements on the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some corporate activities more time-consuming and costly. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the other rules and regulations of the SEC. For example, as a result of becoming a public company, we will need to adopt policies regarding internal controls and disclosure controls and procedures. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, we will incur additional costs associated with our public company reporting requirements. It may also be more difficult for us to find qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate with any degree of certainty the amount of additional costs we may incur or the timing of such costs.

In the past, stockholders of a public company often brought securities class action suits against the company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

Because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future. Subsequent to the time frame above, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act until such time that the Company becomes an “accelerated filer,” as defined by the SEC.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings and adversely affect our operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, President Trump signed tax legislation into law, commonly referred to as the Tax Cuts and Jobs Act of 2017, that contains many significant changes to the U.S. tax laws. The new legislation reduced the corporate income tax rate from 34% to 21% effective January 1, 2018, causing all of our deferred income tax assets and liabilities, including NOLs, to be measured using the new rate and which value is reflected in the valuation of these assets as of December 31, 2017. As a result, the value of our deferred tax assets decreased by approximately $4.3 million and the related valuation allowance has been reduced by the same amount. Our analysis and interpretation of this legislation is ongoing. Given the full valuation allowance provided for net deferred tax assets for the periods presented herein, the change in tax law did not have a material impact on our financial statements provided herein. There may, however, be additional tax impacts identified in subsequent fiscal periods in accordance with subsequent interpretive guidance issued by the SEC or the Internal Revenue Service. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded in the financial statements included herein for tax attributes that are incomplete or subject to change.

The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. The impact of this tax legislation on holders of our common stock is also uncertain and could be adverse. We urge our stockholders and investors to consult with our legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We have granted, and may continue to grant, share incentive awards, which may result in increased share-based compensation expenses.

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the three months ended March 31, 2019 and the year ended December 31, 2018, we recorded share-based compensation expense of $2.73 million and $2.5 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

We believe the granting of share incentive awards is important to our ability to attract and retain employees, and we will continue to grant share incentive awards to employees in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In connection with the completion of our IPO, we sold to the joint book-running managers for the IPO, Northland Securities, Inc. and Lake Street Capital Markets, LLC, warrants to purchase an aggregate of 68,182 shares of our common stock for a purchase price of $50 (the “Underwriter Warrants”). The Underwriter Warrants have a term of five years and have an exercise price of $11.00 per share.

The offers, sales and issuances of the securities described in this Item 2 were deemed to be exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.  The share and per share information in this Item 2 reflects the one-for-three reverse stock split of our common stock that was consummated on February 8, 2019.

Use of Proceeds

On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 25, 2019 (File No. 333-229144). We raised net proceeds of approximately $22,458,000 after underwriting discounts, commissions and other offering costs of $2,542,000. No payments for such expenses were made directly or indirectly to any of our officers and directors, or persons owning 10% or more of any class of our equity securities, or to any of our affiliates. Northland Securities, Inc. and Lake Street Capital Markets, LLC acted as joint book-running managers of the offering. National Securities Corporation acted as co-managers of the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus. As described in our Prospectus, the principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We intend to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may compliment or business and or accelerate or growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Item II, Part 1A of this Quarterly Report on Form 10-Q. Our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from the IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPER LEAGUE GAMING, INC.

By	/s/ Ann Hand
Ann Hand President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Clayton Haynes
Clayton Haynes Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 15, 2019