Form 10-Q
period 2019-06-30
Super League Gaming, Inc.
filed 2019-08-14
CIK 1621672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 8,569,922 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I

FINANCIAL INFORMATION

ITEM  1.   CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.
CONDENSED BALANCE SHEETS

ASSETS Current Assets	June 30, 2019	December 31, 2018
	(Unaudited)
Cash	$16,180,000	$2,774,000
Accounts receivable	470,000	488,000
Prepaid expenses and other current assets	1,238,000	487,000
Total current assets	17,888,000	3,749,000

Property and Equipment, net	272,000	531,000
Intangible and other assets, net	1,369,000	707,000
Goodwill	2,565,000	-

Total assets	$22,094,000	$4,987,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,120,000	$813,000
Deferred revenue	65,000	45,000
Convertible debt and accrued interest, net	-	10,923,000

Total current liabilities	1,185,000	11,781,000

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share;100,000,000 shares authorized; 8,569,922 and 4,610,109 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	18,000	14,000
Additional paid-in capital	97,598,000	48,325,000
Accumulated deficit	(76,707,000)	(55,133,000)
Total stockholders’ equity (deficit)	20,909,000	(6,794,000)

Total liabilities and stockholders’ equity	$22,094,000	$4,987,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUES	$223,000	$358,000	$472,000	$487,000

COST OF REVENUES	113,000	182,000	187,000	305,000

GROSS PROFIT	110,000	176,000	285,000	182,000

OPERATING EXPENSES
Selling, marketing and advertising	271,000	173,000	472,000	669,000
Technology platform development	682,000	558,000	1,392,000	1,115,000
General and administrative	4,662,000	3,047,000	10,062,000	6,137,000
Total operating expenses	5,615,000	3,778,000	11,926,000	7,921,000

NET OPERATING LOSS	(5,505,000)	(3,602,000)	(11,641,000)	(7,739,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	-	(363,000)	(187,000)	(397,000)
Accretion of debt discount	-	-	(2,684,000)	-
Beneficial conversion feature	-	-	(7,067,000)	-
Other	-	2,000	5,000	2,000
Total other income (expense)	-	(361,000)	(9,933,000)	(395,000)

NET LOSS	$(5,505,000)	$(3,963,000)	$(21,574,000)	$(8,134,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.65)	$(0.86)	$(3.00)	$(1.77)
Weighted-average number of shares outstanding, basic and diluted	8,413,090	4,604,104	7,199,829	4,603,741

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Common stock (Shares)
Balance, beginning of period	8,368,833	4,603,000	4,610,109	4,603,000
Initial public offering of common stock, net of issuance costs (Note 7)	-	-	2,272,727	-
Automatic conversion of convertible debt to common stock (Note 6)	-	-	1,475,164	-
Common stock issued for Framerate Acquisition (Notes 5)	134,422	-	134,422	-
Stock-based compensation	-	-	10,833	-
Warrant Exercises	66,667	-	66,667	-
	-	-	-	-
Balance, end of period	8,569,922	4,603,000	8,569,922	4,603,000

Common stock (Amount):
Balance, beginning of period	$18,000	$14,000	$14,000	$14,000
Initial public offering of common stock, net of issuance costs (Note 7)	-	-	2,000	-
Automatic conversion of convertible debt to common stock (Note 6)	-	-	2,000	-
Common stock issued for Framerate Acquisition	-	-	-	-
Balance, end of period	$18,000	$14,000	$18,000	$14,000

Additional paid-in-capital:
Balance, beginning of period	$94,351,000	$39,373,000	$48,325,000	$38,191,000
Initial public offering of common stock, net of issuance costs (Note 7)	-	-	22,456,000	-
Automatic conversion of convertible debt to common stock (Note 6)	-	-	13,791,000	-
Issuance of warrants with convertible notes (Note 6)	-	1,830,000		2,151,000
Beneficial conversion feature (Note 6)	-	-	7,067,000	-
Common stock issued for Framerate Acquisition (Note 5)	1,000,000	-	1,000,000	-
Framerate Earn-Out (Note 5)	454,000	-	454,000	-
Stock-based compensation	1,773,000	827,000	4,485,000	1,688,000
Warrant exercises	20,000	-	20,000	-
Balance, end of period	$97,598,000	$42,030,000	$97,598,000	$42,030,000

Accumulated Deficit:
Balance, beginning of period	(71,202,000)	(38,678,000)	(55,133,000)	(34,507,000)
Net Loss	(5,505,000)	(3,963,000)	(21,574,000)	(8,134,000)
Balance, end of period	(76,707,000)	(42,641,000)	(76,707,000)	(42,641,000)
Total stockholders’ equity (deficit)	$20,909,000	$(597,000)	$20,909,000	$(597,000)

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,574,000)	$(8,134,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485,000	536,000
Stock-based compensation	4,529,000	1,688,000
Amortization of discount on convertible notes (Note 6)	2,684,000	298,000
Beneficial conversion feature (Note 6)	7,067,000	-
In-kind contribution of services	-	295,000
Changes in assets and liabilities:
Accounts receivable	33,000	(289,000)
Prepaid expenses and other current assets	(598,000)	109,000
Accounts payable and accrued expenses	284,000	(96,000)
Deferred revenue	20,000	-
Accrued interest on convertible notes	187,000	99,000
Net cash used in operating activities	(6,883,000)	(5,494,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Framerate	(1,491,000)	-
Purchase of property and equipment	(33,000)	(135,000)
Capitalization of software development costs	(560,000)	(80,000)
Acquisition of other intangible assets	(105,000)	(27,000)
Net cash used in investing activities	(2,189,000)	(242,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	22,458,000	-
Proceeds from convertible note payable, net	-	4,812,000
Proceeds from common stock purchase warrant exercises	20,000	-
Net cash provided by financing activities	22,478,000	4,812,000

INCREASE (DECREASE) IN CASH	13,406,000	(924,000)
Cash – beginning of period	2,774,000	1,709,000
Cash – end of period	$16,180,000	$785,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Automatic conversion of convertible debt to common stock (Note 6)	$13,793,000	-
Issuance of common stock for Framerate Acquisition (Note 5)	1,000,000	-

See accompanying notes to condensed financial statements

1.	DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in our Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 25, 2019 (File No. 333-229144).

The condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of June 30, 2019, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of convertible notes and related common stock purchase warrants (hereinafter, “warrants”) discussed at Note 6, stock-based compensation expense, accounting for business combinations as discussed at Note 5, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

Platform-As-A-Service. The Company generates Platform-as-a-Service (“PaaS”) revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow its partners to run amateur esports experiences, and or capture specifically curated gameplay content that is tailored for its partners’ distribution channels, leveraging and powered by the Super League gaming and content technology platform. Revenue for PaaS arrangements for one-off branded experiences and/or the development of content tailored specifically for the Company’s partners’ distribution channels that provide for a contractual delivery or performance date, is recognized when performance is substantially complete and or delivery occurs. Revenue for PaaS arrangements that include performance obligations satisfied over time whereby customers simultaneously receive and consume the benefits under the agreement as the Company satisfies its performance obligations over the applicable contract term, is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation).

Direct to Consumer Revenue. Direct to consumer revenues include tournament fees, digital subscriptions and merchandise. Direct to consumer revenues have primarily consisted of the sale of season passes to gamers for participation in Super League’s in-person and or online multiplayer gaming experiences. For the applicable periods presented herein, season passes for gaming experiences were primarily comprised of multi-week packages and also include one-time, single experience admissions. For the three and six months ended June 30, 2019, digital subscription revenues include revenues related to the Company’s Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Revenue billed or collected in advance is recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied as described above.

For the three and six months ended June 30, 2019, 35% and 55% of revenues were recognized at a point in time, and 65% and 45% of revenues were recognized over time, respectively. For the three and six months ended June 30, 2018, 54% and 48% of revenues were recognized at a point in time, and 46% and 52% of revenues were recognized over time, respectively.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising expenses for the three and six months ended June 30, 2019 were $96,000 and $189,000, respectively, and are included in selling, marketing and advertising expenses in the condensed statements of operations. Advertising expenses for the three and six months ended June 30, 2018 were $161,000 and $199,000, respectively.

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

Deferred Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred costs related to proposed offerings of securities totaled $0 and $154,354 at June 30, 2019 and December 31, 2018, respectively. Deferred financing costs, if any, are included in other current assets in the condensed balance sheet. Deferred financing costs charged against gross proceeds in connection with the close of the Company’s IPO totaled $517,000.

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

Intangible Assets

Intangible assets primarily consist of (i) internal-use software development costs, (ii) domain name, copyright and patent registration costs and (iii) other intangible assets, which are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets, ranging from three to 10 years.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the statement of operations. The Company operates in one reporting segment.

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

Noncash Stock-based compensation expense for the periods presented was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$1,339,000	$597,000	$2,631,000	$1,229,000
Warrants	367,000	227,000	1,654,000	453,000
Restricted stock units	85,000	3,000	236,000	6,000
Earn-out compensation expense (Note 5)	8,000	-	8,000	-
Total noncash stock compensation expense	$1,799,000	$827,000	$4,529,000	$1,688,000

Noncash stock-based compensation expense for the three and six months ended June 30, 2019 included compensation expense resulting primarily from the vesting of certain performance-based options and warrants previously granted to two of the Company’s executives which vested upon completion of the IPO and the satisfaction of certain other operational performance metrics, pursuant to October 2018 amended employee agreements and related vesting provisions of the underlying equity grant agreements. During the three and six months ended June 30, 2019, 92,000 and 300,000, respectively, of performance-based stock options and warrants vested, with a weighted-average grant date fair value of $8.50 resulting in noncash stock compensation expense of $779,000 and $2,549,000, during the three six months ended June 30, 2019, respectively. The fair value of these equity awards was estimated on October 31, 2018, their original grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 93%, (ii) risk-free interest rate of 3.0%, and (iii) expected term of 6.5 years.

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

For the three and six months ended June 30, 2019, four customers accounted for 98% and 89% of revenues, respectively. For the three and six months ended June 30, 2018, four customers accounted for 89% and 93% of revenues, respectively.

At June 30, 2019 and December 31, 2018, three customers accounted for 86% and 96% of accounts receivable. At June 30, 2019 and December 31, 2018, three vendors accounted for 38% and 43% of accounts payable, respectively.

Segment Information

The Company operates in one segment.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options and warrants for the periods presented have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

The new legislation reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, all deferred income tax assets and liabilities, including net operating losses, have been measured using the new rate under and are reflected in the valuation of these assets as of December 31, 2018 and 2017. As a result, as of December 31, 2017, the value of our deferred tax assets was reduced by $4,278,626 and the related valuation allowance was reduced by the same amount. Given the full valuation allowance provided for net deferred tax assets for the periods presented herein, the change in tax law did not have a material impact on the Company’s financial statements provided herein. There may be additional tax impacts identified in subsequent periods throughout the Company’s fiscal year ending December 31, 2019 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded for tax attributes that are incomplete or subject to change.

Fair Value Measurements

Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2 . Quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3. Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

The fair value of accounts receivable and other current assets approximated their carrying value at the date of acquisition. Acquired intangible assets and the Earn-Out, described below, were valued using Level 3 inputs.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented:

	June 30, 2019	December 31, 2018
	(Unaudited)
Furniture and fixtures	$325,000	$207,000
Computer hardware	3,111,000	3,195,000
	3,436,000	3,402,000
Less: accumulated depreciation	(3,164,000)	(2,871,000)
Property and equipment, net	$272,000	$531,000

Depreciation expense for property and equipment was $43,000 and $293,000 for the three and six months ended June 30, 2019, respectively. Depreciation expense for property and equipment was $221,000 and $429,000 for the three and six months ended June 30, 2018, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	June 30, 2019	December 31, 2018
	(Unaudited)
Capitalized software development costs	$1,841,000	$1,281,000
Domain	70,000	68,000
Trade name (Note 5)	189,000	-
Copyrights and other	229,000	126,000
	2,329,000	1,475,000
Less: accumulated amortization	(960,000)	(768,000)
Intangible and other assets, net	$1,369,000	$707,000

Amortization expense totaled $107,000 and $192,000 for the three and six months ended June 30, 2019, respectively. Amortization expense totaled $56,000 and $107,000 for the three and six months ended June 30, 2018, respectively. Future amortization expense of intangible and other assets is expected to be as follows:

For the years ending December 31:

Remainder of 2019	$244,000
2020	461,000
2021	390,000
2022	114,000
2023	69,000
Thereafter	91,000
Total	$1,369,000

5.	BUSINESS COMBINATIONS

On June 3, 2019, Super League and SLG Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Framerate, Inc., a Delaware corporation (“Framerate”), pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Acquisition”). The Acquisition was consummated on June 6, 2019 when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware (the “Effective Date”). As consideration for the Acquisition, the Company ratably paid and/or issued to the former shareholders of Framerate an aggregate of i) $1.5 million paid in cash and ii) $1.0 million paid by the issuance of a total of 134,422 shares of the Company’s common stock, at a price per share of $7.4395 (the “Closing Shares”).

The Acquisition was approved by the board of directors of each of the Company and Framerate, and was approved by the stockholders of Framerate. Transaction costs incurred relating to this acquisition were not material for the three and six months ended June 30, 2019. The acquisition of Framerate expands the Company’s digital programming footprint and enhances the Company’s ability to provide value to its gaming and spectator communities through multiple forms of engagement.

In addition to the issuance of the Closing Shares, the Merger Agreement provides for the issuance of up to an additional $980,000 worth of shares of the Company’s common stock at the same price per share as the Closing Shares (the “Earn-Out Shares”) in the event Framerate achieves certain performance-based milestones during the two-year period following the closing of the Acquisition, or June 6, 2021 (the “Earn-Out”). One-half of the Earn-Out Shares will be issuable on the one-year anniversary of the Effective Date, and the remaining one-half will be issuable on the second anniversary of the Effective Date. The fair value of the Earn-Out on the Effective Date was estimated to be $454,000.

The Company has determined that the Acquisition constitutes a business acquisition as defined by Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The Company hired the former Chief Executive of Framerate (“Framerate Executive”), who was also a selling shareholder of Framerate. Pursuant to the provisions of the Earn-Out included in the Merger Agreement, in the event that the Framerate Executive is terminated for cause or resigns from his employment with the Company at any time on or before the second anniversary of the Effective Date, and any such resignation is without “Good Reason” as such term is defined in his employment agreement, then the maximum amount of any portion of the Earn-Out that has not yet been earned as of the date of resignation shall be reduced by 44.0164%. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such approximately 44% of the estimated fair value of the Earn-Out, or $200,000 is accounted for as deferred compensation expense and being amortized in the statement of operations over the two-year period ending on the second anniversary of the Effective date. Expense related to the portion of the Earn-Out treated as compensation expense for the three and six months ended June 30, 2019 was $8,000. The portion of the Earn-Out included as consideration was $254,000.

The Earn-Out arrangement does not meet the liability classification criteria outlined in ASC 480, “Distinguishing Liabilities from Equity,” and is both (i) indexed to the Company’s own shares and (ii) classified in shareholders’ equity in the accompanying condensed balance sheet. Equity-classified contingent consideration is measured initially at fair value on the acquisition date and is not remeasured subsequent to initial recognition. As such, the initial value recognized for the Earn-Out on the acquisition date is not adjusted for changes in the fair value of the Earn-Out as of any future settlement date. Subsequent differences between the estimated fair value of the Earn-Out recorded at the acquisition date and the actual amount of Earn-Out paid based on actual performance will be reflected as a charge or credit, as applicable, in the statement of operations.

The following table summarizes the fair value of purchase price consideration paid to acquire Framerate:

Amount

Cash consideration at closing	$1,515,000
Equity consideration at closing	1,000,000
Fair value of Earn-Out shares	254,000
Total	$2,769,000

The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition of Framerate, as follows:

Amount

Accounts receivable	$15,000
Intangible Assets - Trade name	189,000
Goodwill	2,565,000
Total purchase price	$2,769,000

The identifiable intangible asset acquired, totaling $189,000, was comprised of Framerate’s trade name with an estimated useful life of approximately five years, and is included in intangible and other assets, net in the condensed balance sheet. The trade name intangible asset is being amortized over the estimated useful life on a straight-line basis. Amortization expense for the three and six months ended June 30, 2019 was not material.

Management is responsible for determining the fair value of the identifiable intangible assets acquired as of the Effective Date. Management considered a number of factors, including reference to an analysis under ASC 805 solely for the purpose of allocating the purchase price to the assets acquired. The fair values of the acquired intangible asset, as described above, was determined using the following methods:

Description	Valuation Method	Valuation Method Description	Assumptions
Trade Name	Relief-from-Royalty method under the income approach
Under the Relief-from-Royalty method, the royalty savings is calculated by estimating a reasonable royalty rate that a third party would negotiate in a licensing agreement. Such royalties are most commonly expressed as a percentage of total revenue involving a trade name.
Useful life: 5 years; Royalty Rate: 05%; Discount Rate: 50%

Earn-Out	Scenario Based Model
The payoff structure was determined to be linear and the Earn-Out is payable within two years. Revenue scenarios were estimated and a probability for each scenario based on the likelihood of achieving the forecasted revenues was estimated. The estimated payments from the scenarios were then discounted based on the Company's credit risk and the related risk-free rate. The value per share was then adjusted for the time period through the payout date. The option methodology employed was the Black-Scholes Option Model.
Volatility: 75% - 100%; Term 1 -2 years; Risk Free Rate 2.21% - 1.95%;

The Acquisition was treated for tax purposes as a nontaxable transaction and as such, the historical tax bases of the acquired assets, net operating losses, and other tax attributes of Framerate will carryover. As a result, no new goodwill for tax purposes was be created in connection with the Acquisition as there is no step-up to fair value of the underlying tax bases of the acquired net assets.

6.	CONVERTIBLE NOTES PAYABLE

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

Concurrent with the closing of the IPO on February 27, 2019, all outstanding principal and accrued interest outstanding under the 2018 Notes totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price per share of $9.35. As a result of the automatic conversion of the 2018 Notes and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000 for the six months ended June 30, 2019, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties. Unamortized debt discounts at June 30, 2019 and December 31, 2018 totaled $0 and $2,684,000, respectively.

The non-detachable conversion feature embedded in the 2018 Notes provides for a conversion rate that is below market value at the commitment date, and therefore, represents a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. The BCF is measured using the commitment date stock price. However, the conversion feature associated with the 2018 Notes was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO Closing Date. The commitment date is the IPO Closing Date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO Closing Date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and is reflected as additional interest expense in the condensed statement of operations for the six months ended June 30, 2019.

7.	STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 27, 2019, Super League completed its initial public offering (“IPO”) of its common stock, pursuant to which the Company issued and sold an aggregate of 2,272,727 shares of common stock at $11.00 per share, raising aggregate net proceeds of $22,458,000 after deducting underwriting discounts, commissions and offering costs of $2,542,000. Concurrent with the closing of the IPO on February 27, 2019 (the “IPO Closing Date”), in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

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

Upon closing of the IPO, 83,333 options and 125,000 warrants previously granted to the CEO (with an average grant date fair value of $8.50) became fully vested. As a result, the Company recorded an additional $1,770,000 of stock-based compensation during the six months ended June 30, 2019.

Pursuant to the related underwriting agreement, in connection with the completion of the IPO, for the purchase price of $50.00, the Company issued a warrant to purchase shares of our common stock equal to 3.0% of the shares sold in the IPO, or 68,182 shares, at an exercise price of $11.00 per share (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable during the period commencing from the date of the close of the IPO and ending five years from the closing date of the IPO. The Underwriters’ Warrants represent additional noncash offering costs, with an estimated grant date fair value of $547,000, which was reflected in additional-paid-in capital when issued and as a corresponding offering cost in the condensed statement of shareholders equity for the three and six months ended June 30, 2019. The fair value of the Underwriters’ Warrant was estimated on February 27, 2019, the grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 95%, (ii) risk-free interest rate of 2.5%, and (iii) expected term of 5 years.

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

In-Kind Contribution of Services

In June 2017, the Company entered into an arrangement with a major media network for $1,000,000 of in-kind contributions of media services in exchange for 92,592 shares of common stock. This prepaid advertising cost was amortized over an 18-month period ending as of December 31, 2018. Expense included in selling, marketing and advertising expenses in the statement of operations for usage of the in-kind media services for the six months ended June 30, 2018 was $295,000.

8.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the financial statements and disclosures through the date the financial statements were available to be issued and determined that no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Gaming, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes included elsewhere in this interim report. Our condensed financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Executive Summary

We believe Super League is on the leading edge of the rapidly accelerating esports industry, which has become an established and vital part of the entertainment landscape. At the professional level, thousands of professional players on hundreds of teams compete in dozens of high stakes competitions that draw significant audiences, both in person and online. In addition, the value of brand sponsorships, media rights and prize money continue to rise, as are professional team valuations and the purchase price for securing franchises in professional leagues.

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

At its core, our proprietary platform serves two main functions. First, it enables digital and physical experiences which generate gameplay content. In turn, this content library enables a second function, which is multi-platform gameplay and entertainment content distribution. One of those content distribution channels is the physical retail venue itself where our proprietary visualization and broadcast system creates a “stadium screen” and transforms retail spaces into interactive and entertaining amateur esports arenas. In addition, this user-generated content can be distributed on our own premium digital Twitch and YouTube channels as well as finding life on social channels and other brand partner or third-party platforms.

Digital and Physical Experiences. We believe that we can monetize our digital and physical experiences in two primary ways:

●	Traditionally, we have created our own gameplay experiences to generate audience and content and attracted brand and sponsorship dollars to those offers. This continues to be a core revenue.

●
We also have new potential partners, including game publishers, retailers and brands across various categories who engage us to develop their own branded gameplay experiences, powered by our gaming and content technology platform for their own customers. Platform-as-a- Service is emerging as a revenue stream for 2019 and beyond, that can not only deliver strong margin over time, but also adds to our audience and content growth. This is most notably evidenced by our first quarter 2019 activation with Samsung Retail, where Super League’s platform powered a live retail experience, held in New York in March 2019, built around Fortnite and the influencer Ninja, that drove traffic to our website and viewership to our Twitch channel, and our second quarter partnerships with Capcom., Ltd. (“Capcom”) and their Street Fighter® V: Arcade Edition title and Sony Pictures Entertainment (“Sony”) related to certain build competitions and related experiences.

Gameplay and Viewing Content. We also believe that we can monetize our content, comprised of gameplay and viewing, in two primary ways:

●
We can monetize our content commercially through advertising revenues on our own digital channels and by selling our content to third-party broadcasters similar to the content Nickelodeon contracted from Super League in 2018 to supplement their YouTube channel programming. We believe we have only begun to scratch the surface on proprietary and third-party content distribution value that can be derived from our platform.

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

We focus on five key performance indicators (“KPIs”), as outlined below, to assess our progress and drive revenue growth. The number of game titles and number of retail partner venues drive audience, introducing more players and spectators to Super League’s gaming and content platform. Growth in physical and digital experiences across a wider portfolio can increase the number of registered users and number of gameplay hours which will have a significant impact on our content library. This focus on audience and content generation ultimately impacts our viewership, which has an amplification effect on potential revenue streams and customer acquisition.

●
Game titles: We ended fiscal 2018 with four game titles in our portfolio and currently have six game titles with the addition Capcom's Street Fighter® V: Arcade Edition during the second quarter of 2019 and Tencent America's Player Unknown's Battlgrounds, also known as PUBG, during the third quarter of 2019. We continue to engage in discussions with several other identified titles to further expand our reach across various genres, ages of players and skill levels.

●
Retail Partner Venues: While we are just seeding the build out and monetization of our retail footprint, our recent national-level announcements with Top Golf and ggCircuit LAN centers provides access to hundreds of physical venue locations. We ended fiscal 2018 with 46 active venues and grew to 93 total active venues as of June 30, 2019.

●
Registered Users: We ended fiscal 2018 with approximately 300,000 registered users. During the six months ended June 30, 2019, we increased our registered users by approximately 70%, to 509,000 registered users.

●
Gameplay Hours: As of June 30, 2019, including our live gaming experiences and our expanding digital gameplay channels, we generated 4.96 million hours of gameplay experiences, as compared to approximately 1.8 million full year 2018 gameplay hours.

●
Viewership: Proving that we can attract viewers to our platform and leverage the audiences our brand partners provide, we generated 5.95 million views during the first six months of 2019, which was 643% of our full-year 2018 views of 925,000, leveraging our own programming, the Samsung Retail Fortnite experience held in March 2019 and the significant expansion of our audience reach in connection with the acquisition of Framerate.

Initial Public Offering

On February 27, 2019, we completed our initial public offering (“IPO”), pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 25, 2019 (File No. 333-229144). We raised net proceeds of approximately $22,458,000 after underwriting discounts, commissions and other offering costs of $2,542,000.

The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We currently intend to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Item II, Part 1A of this Report. Our management has broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from the IPO.

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

Acquisition of Framerate

On June 3, 2019, the Company and SLG Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Framerate, Inc., a Delaware corporation (“Framerate”), pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Acquisition”).

Framerate is a cross-platform esports social video network delivering the best in gameplay highlights, news and entertainment to today’s generation of video gamers. The company’s focus on user generated content and social distribution changes the way traditional esports video content is produced, distributed and shared by millions of esports fans worldwide. The acquisition of Framerate represents a strategic step in our audience-building efforts with an average of 7 million video views a month built around everyday gamers uploading their personal esports highlight reels for recognition across our wide audience.

The Acquisition was consummated on June 6, 2019 when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware (the “Effective Date”). As consideration for the Acquisition, we ratably paid and/or issued to the former shareholders of Framerate an aggregate of $1.5 million in cash and $1.0 million worth of shares of our common stock at a price per share of $7.4395 (the “Closing Shares”).

In addition to the issuance of the Closing Shares, the Merger Agreement provides for the issuance of up to an additional $980,000 worth of shares of our common stock at the same price per share as the Closing Shares (the “Earn-Out Shares”) in the event Framerate achieves certain performance-based milestones during the two-year period following the closing of the Acquisition, or June 6, 2021. One-half of the Earn-Out Shares will be issuable on the one-year anniversary of the Effective Date, and the remaining one-half will be issuable on the second anniversary of the Effective Date.

The Acquisition was approved by the board of directors of each of Super League Gaming, Inc. and Framerate, and was approved by the stockholders of Framerate. Refer to Note 5 to the condensed financial statements elsewhere within this Report.

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

Platform-As-A-Service. We generate platform-as-a-service (“PaaS”) revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is tailored for our partners’ distribution channels, leveraging and powered by our Super League gaming and content technology platform. Revenue for PaaS arrangements for one-off branded experiences and/or the development of content tailored specifically for our partners’ distribution channels that provide for contractual delivery or performance date, is recognized when performance is substantially complete and or delivery occurs. Revenue for PaaS arrangements that include performance obligations satisfied over time whereby customers simultaneously receive and consume the benefits under the agreement as we satisfy our performance obligations over the applicable contract term, is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation).

Direct to Consumer Revenue. Direct to consumer revenues include tournament fees, digital subscriptions and merchandise. Direct to consumer revenues have primarily consisted of the sale of season passes to gamers for participation in our in-person and or online multiplayer gaming experiences. For the periods presented herein, season passes for gaming experiences were primarily comprised of multi-week packages and also include one-time, single experience admissions. For the three and six months ended June 30, 2019, digital subscription revenues include revenues related to our Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

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

Revenue collected in advance is recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied as described above.

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

Accounting for Business Combinations

In connection with the application of purchase accounting for the acquisition of Framerate, as described above, we estimated the fair values of the assets acquired and liabilities assumed. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies.  The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

The following table sets forth a summary of our statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES	$223,000	$358,000	$472,000	$487,000
COST OF REVENUES	113,000	182,000	187,000	305,000
GROSS PROFIT	110,000	176,000	$285,000	$182,000

OPERATING EXPENSES
Selling, marketing and advertising	271,000	173,000	472,000	669,000
Technology Platform development	682,000	558,000	1,392,000	1,115,000
General and administrative	4,662,000	3,047,000	10,062,000	6,137,000
Total operating expenses	5,615,0000	3,778,000	11,926,000	7,921,000

NET LOSS FROM OPERATIONS	(5,505,000)	(3,602,000)	(11,641,000)	(7,739,000)

OTHER INCOME (EXPENSE), NET	-	(363,000)	(9,933,000)	(395,000)

NET LOSS	$(5,505,000)	$(3,963,000)	$(21,574,000)	$(8,134,000)

For the Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Brand and Media Sponsorships	$127,000	$276,000	$(149,000)	(54%)
Platform-as-a-service	91,000	-	91,000	100%
Advertising and content sales	-	70,000	(70,000)	(100%)
Direct to Consumer	5,000	12,000	(7,000)	(58%)
	$223,000	$358,000	$(135,000)	(38%)

Revenue for the three months ended June 30, 2019 decreased $135,000, or 38%, compared to the three months ended June 30, 2018. The change in revenues for the periods presented was comprised of the following:

●
Brand and Media Sponsorships. The period over period decrease in brand and media sponsorship revenue was primarily attributable to fluctuations in brand and media sponsorship activities period to period, which is based on the specific partnership arrangements with activities during a particular period, the related performance obligations satisfied during the period, the contractual consideration associated with the activities during the period and the timing associated with the execution of new arrangements. Brand and media sponsorship revenues for the three months ended June 30, 2019 included revenues for our Red Bull North America, Inc. (“Red Bull”) brand partnership, Red Bull Allstars experience in April 2019 and our Logitech G Challenge online tournament completed in April 2019. Brand and media sponsorship revenues for the three months ended June 30, 2018 was primarily comprised of revenues from our Logitech, Inc. and Red Bull brand sponsorships and our June 2018 Red Bull Allstars experience.

●
Platform-As-A-Service. We generate PaaS revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is tailored for our partners’ distribution channels, leveraging and powered by our Super League gaming and content technology platform. PaaS revenue for the three months ended June 30, 2019 included revenues from Capcom, Inc. related to our Street Fighter® V: Arcade Edition partnership and from Sony related to certain build competitions and related experiences.

●
Advertising and Content Sales. Revenues for the 2018 period presented included revenues from the sale of gameplay and other content generated by us to Nickelodeon (third-party broadcaster) to supplement their YouTube channel programming. We expect to continue to expand our revenue generation from the sale of our proprietary and third-party content derived from our technology platform in future periods.

●
Direct to Consumer. The decrease in direct to consumer revenue was primarily due to a decrease in the number of paid experiences offered during the three months ended June 30, 2019 compared to the prior year quarter. In the first and second quarter of 2019, we offered experiences that were free to play, consistent with our strategic focus on increasing the volume of new gamers and spectators introduced into our customer funnel to increase the number of registered users on our platform, drive consumer conversion, and increase the overall awareness of the Super League brand and technology platform offerings. We intend to continue to offer a combination of paid and free to play experiences going forward. During the three months ended June 30, 2018, we charged tournament fees for, our City Champs youth esports league offer. Digital subscription revenues for the three months ended June 30, 2019 were primarily comprised of subscription revenues related to our Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Cost of Revenue

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Cost of revenue	$113,000	$182,000	$(69,000)	(38%)

Cost of revenue for the three months ended June 30, 2019 decreased $69,000, or (38%), compared to the three months ended June 30, 2018, relatively consistent with the overall change in related revenues for the same periods. The decrease in cost of sales was also due to operational efficiencies and lower direct costs incurred for the three months ended June 30, 2019 for our physical and digital experiences.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Selling, marketing and advertising	$271,000	$173,000	$98,000	56%
Technology platform development	682,000	558,000	124,000	22%
General and administrative expense	4,662,000	3,047,000	1,615,000	53%
Total operating expenses	$5,615,000	$3,778,000	$1,837,000	49%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expenses was primarily due to an increase in marketing and promotional experiences during the three months ended June 30, 2019 focused on widening our customer funnel and attracting increased numbers of registered users to our platform, as described above. The increase included increased costs related to influencers, event operations, content capture and other costs to execute various marketing and promotional in-person experiences during the 2019 period.

Technology Platform Development. Technology platform development costs include (i) allocated personnel costs, including salaries, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in developing and enhancing our proprietary gaming and content technology platform, (ii) the amortization of capitalized internal use software costs primarily comprised of capitalized costs for third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, and (iii) costs incurred in connection with the testing of our technology platform. Software development costs incurred to develop internal-use software during the application development stage are capitalized and amortized on a straight-line basis over the software’s estimated useful life, which is generally three years. The period over period increase primarily reflects an increase in engineering headcount since the end of the prior year in connection with the expansion of our engineering and internal use software development activities.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Personnel costs	$1,523,000	$1,315,000	208,000	16%
Office and facilities	101,000	85,000	16,000	19%
Professional fees	181,000	214,000	(33,000)	(15%)
Stock-based compensation	1,799,000	827,000	972,000	118%
Depreciation and amortization	55,000	211,000	(156,000)	(74%)
Other	1,003,000	395,000	608,000	154%
Total general and administrative expense	$4,662,000	$3,047,000	$1,615,000	53%

A summary of the main drivers of the net increase in general and administrative expenses for the periods presented is as follows:

●
Increase in personnel costs due primarily to a 14% increase in average headcount since the end of the prior year comparable quarter in connection with the continued expansion of our operations requiring additional internal resources across our product, operations, and commercial departments. During each of the three months ended June 30, 2019 and the three months ended June 30, 2018, we had average full-time equivalent employees of 49 and 43, respectively. Personnel costs for the three months ended June 30, 2019 also includes $105,000 of management performance-based bonuses paid in connection with the achievement of certain performance targets during the period.

●
Increase in office and facilities expense due to the increase in leased office space in June 2018 in connection with the expansion of our SuperLeagueTV studio operations.

●
Increase in noncash stock compensation expense primarily due to certain performance options and warrants previously granted to two of our executives, which vested during the period upon the achievement of certain operational performance targets, pursuant to October 2018 amended employee agreements and vesting conditions in the underlying equity grant agreements. During the three months ended June 30, 2019, 92,000 of performance-based stock options vested with an average grant date fair value of $8.50, resulting in noncash stock compensation expense of $779,000 during the three months ended June 30, 2019.

●
Increase in other general and administrative expenses primarily due to a significant increase in directors and officer's insurance premiums in connection with the IPO, an increase in other administrative public company costs, and an increase in variable costs associated with our cloud-based technology platform.

Other Income (expense)

Other income (expense), net, was primarily comprised of interest expense related to convertible notes outstanding during the prior period presented as follows:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Accretion of discount on convertible notes	$-	$250,000	(250,000)	(100%)
Accrued interest expense on convertible notes	-	85,000	(85,000)	(100%)
Accretion of convertible note issuance costs	-	28,000	(28,000)	(100%)
		$$363,000	$(363,000)	(100%)

Interest Expense. Interest expense for the periods presented primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018, as described below under Liquidity and Capital Resources. Principal and interest as of February 27, 2019, the closing date of the IPO and December 31, 2018 totaled $13,793,000 and $13,606,000, respectively. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of  and subsequent to February 27, 2019, there was no debt outstanding.

For the Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Brand and Media Sponsorships	$198,000	$366,000	$(168,000)	(46%)
Platform-as-a-service	258,000	-	258,000	100%
Advertising and content sales	-	70,000	(70,000)	(100%)
Direct to Consumer	16,000	51,000	(35,000)	(69%)
	$472,000	$487,000	$(15,000)	(3%)

Revenue for the six months ended June 30, 2019 decreased $15,000, or 3%, compared to the six months ended June 30, 2018. The change in revenues for the periods presented was comprised of the following:

●
Brand and Media Sponsorships. Period over period changes in brand and media sponsorship revenue are typically attributable to fluctuations in brand and media sponsorship activities period to period, which is based on the specific partnership arrangements with activities during a particular period, the related performance obligations satisfied during the period and the contractual consideration associated with the activities during the period. Brand and media sponsorship revenues for the six months ended June 30, 2019 included revenues for our Red Bull North America, Inc. (“Red Bull”) brand partnership, Red Bull Allstars experience in April 2019, and our Logitech G Challenge and Play/Train/Win online tournaments held or completed during the second quarter of 2019. Brand and media sponsorship revenues for the three months ended June 30, 2018 was primarily comprised of revenues from our Logitech, Inc. and Red Bull brand sponsorships and our 2018 Red Bull Allstars experience.

●
Platform-As-A-Service. We generate PaaS revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is tailored for our partners’ distribution channels, leveraging and powered by our Super League gaming and content technology platform. PaaS revenue for the six months ended June 30, 2019 included revenues for our Samsung Fortnite event held in New York in March 2019, from Capcom, Inc. related to our Street Fighter® V: Arcade Edition partnership and from Sony related to certain build competitions and related experiences.

●
Advertising and Content Sales. Revenues for the 2018 period presented included revenues from the sale of gameplay and other content generated by us to Nickelodeon (third-party broadcaster) to supplement their YouTube channel programming. We expect to continue to expand our revenue generation from the sale of our proprietary and third-party content derived from our technology platform in future periods.

●
Direct to Consumer. The decrease in direct to consumer revenue was primarily due to a decrease in the number of paid events held during the six months ended June 30, 2019 as compared to the prior year period. During the six months ended June 30, 2019, we held events that were free to play, consistent with our strategic focus on increasing the volume of new gamers and spectators introduced into our customer funnel to increase the number of registered users on our platform, drive consumer conversion, and increase the overall awareness of the Super League brand and technology platform offerings. We intend to continue to offer a combination of paid and free to play experiences going forward. During the six months ended June 30, 2018, we charged tournament fees for, two of our City Champs amateur esports competition offers. Digital subscription revenues for the six months ended June 30, 2019 were primarily comprised of subscription revenues related to our Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Cost of Revenue

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Cost of revenue	$187,000	$305,000	$(118,000)	(39%)

Cost of revenue for the six months ended June 30, 2019 decreased $118,000, or (39%), compared to the six months ended June 30, 2018, as compared to a 3% decrease in revenues for the same periods. The change in cost of sales was primarily due to operational efficiencies and lower direct costs incurred for the six months ended June 30, 2019 for our physical and digital experiences.

Operating Expenses

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Selling, Marketing and Advertising	$472,000	$669,000	$(197,000)	(29%)
Technology Platform Development	1,392,000	1,115,000	277,000	25%
General and Administrative	10,062,000	6,137,000	3,925,000	64%
Total operating expenses	$11,926,000	$7,921,000	$4,005,000	51%

Selling, Marketing and Advertising. The decrease in selling, marketing and advertising expenses was primarily due to the decrease in amortization of noncash in-kind advertising costs, totaling $295,000, which were initially capitalized pursuant to a June 2017 third-party investment agreement. The investment agreement included in-kind advertising for use in future periods, valued at $1.0 million, as a component of the consideration paid to us in exchange for equity in the Company. This prepaid advertising cost was amortized over an 18-month period ending as of December 31, 2018. The decrease was partially offset by an increase in marketing expense due to an increase in marketing and promotional experiences during the six months ended June 30, 2019 focused on widening our customer funnel and attracting increased numbers of registered users to our platform as described above. The increase included increased costs related to influencers, event operations, content capture and other costs to execute various marketing and promotional experiences during the period.

Technology Platform Development. Technology platform development costs include (i) allocated personnel costs, including salaries, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in developing and enhancing our proprietary gaming and content technology platform, (ii) the amortization of capitalized internal use software costs primarily comprised of capitalized costs for third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, and (iii) costs incurred in connection with the testing of our technology platform. Software development costs incurred to develop internal-use software during the application development stage are capitalized and amortized on a straight-line basis over the software’s estimated useful life, which is generally six years. The period over period increase primarily reflects an increase in engineering headcount since the end of the prior year in connection with the expansion of our engineering and internal use software development activities.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Personnel costs	$2,895,000	$2,587,000	308,000	12%
Office and facilities	205,000	169,000	36,000	21%
Professional fees	391,000	495,000	(104,000)	(21%)
Stock-based compensation	4,529,000	1,688,000	2,841,000	168%
Depreciation and amortization	313,000	420,000	(107,000)	(25%)
Other	1,729,000	778,000	951,000	122%
Total general and administrative expense	$10,062,000	$6,137,000	$3,925,000	64%

A summary of the main drivers of the net increase in general and administrative expenses for the periods presented is as follows:

●
Personnel costs for the six months ended June 30, 2019 included approximately $405,000 of management performance-based bonuses paid in connection with the achievement of certain performance targets during the 2019 period, including the closing of the IPO and other operational performance targets. Excluding the impact of performance-based bonuses, other personnel costs included in general and administrative expenses were relatively flat for the periods presented.

●
Increase in office and facilities expense due to the increase in leased office space commencing in June 2018 in connection with the expansion of our SuperLeagueTV studio operations.

●
Increase in noncash stock compensation expense primarily due to certain performance options and warrants previously granted to two of our executives, which vested upon the achievement of certain performance targets, pursuant to October 2018 amended employee agreements and vesting conditions in the underlying equity grant agreements. Performance targets included the completion of our IPO in February 2019 and other operational performance targets. During the six months ended June 30, 2019, 300,000 of performance-based stock options and warrants vested with a weighted-average grant date fair value of $8.50, resulting in noncash stock compensation expense of $2,549,000 during the six months ended June 30, 2019.

●
Increase in other general and administrative expenses primarily due to a significant increase in directors and officer's insurance premiums in connection with our February 2019 IPO, an increase in other administrative public company costs, and an increase in variable costs associated with our cloud-based technology platform.

Other Income (expense)

Other income (expense), net, was primarily comprised of interest expense related to the convertible notes outstanding during the periods presented as follows:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Accretion of discount on convertible notes	$2,475,000	$270,000	2,205,000	>300%
Accrued interest expense on convertible notes	187,000	99,000	88,000	89%
Accretion of convertible note issuance costs	209,000	28,000	181,000	>300%
Beneficial conversion feature	7,067,000	-	7,067,000	100%
	$9,938,000	$397,000	$9,541,000	>300%

Interest Expense. Interest expense for the periods presented primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018, as described below under Liquidity and Capital Resources. Principal and interest as of February 27, 2019, the closing date of the IPO and December 31, 2018 totaled $13,793,000 and $13,606,000, respectively. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of and subsequent to February 27, 2019, there was no debt outstanding. As a result of the automatic conversion of the 2018 Notes (defined below) and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties. Unamortized debt discounts at June 30, 2019 and December 31, 2018 totaled $0 and $2,684,000, respectively.

The non-detachable conversion feature embedded in the 2018 Notes provides for a conversion rate that was below market value at the commitment date, and therefore, represented a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. However, the conversion feature associated with the 2018 Notes was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO Closing Date. The commitment date is the IPO Closing Date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO Closing Date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and was reflected as additional interest expense in the condensed statement of operations for the six months ended June 30, 2019.

Liquidity and Capital Resources

General

Our primary sources of liquidity to date have been net proceeds from equity and debt financings, including the proceeds from our IPO. Our management believes that our cash balances will be sufficient to meet our cash requirements through at least August 2020. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the heading “Risk Factors” included in Part II, Item IA of this Quarterly Report on Form 10-Q. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business may suffer.

We are focused on expanding our service offerings through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Cash Flows for the Six Months Ended June 30, 2019 and 2018

The following table summarizes the change in cash balances for the periods presented:

	Six Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(6,883,000)	$(5,494,000)
Net cash used in investing activities	(2,189,000)	(242,000)
Net cash provided by financing activities	22,478,000	4,812,000
Increase (decrease) in cash	13,406,000	(924,000)
Cash at beginning of period	2,774,000	1,709,000
Cash at end of period	$16,180,000	$785,000

Cash Flows from Operating Activities. Net cash used in operating activities during the six months ended June 30, 2019 was $6,883,000, which primarily reflected our net GAAP loss of $21,574,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $14,691,000, which included $4,529,000 of noncash stock compensation charges, $2,871,000 of noncash accrued interest and accretion of debt discount, $7,067,0000 of noncash interest expense related to the recognition of the beneficial conversion feature upon the automatic conversion of the 2018 Notes upon close of the IPO, and depreciation and amortization of $485,000. Changes in working capital primarily reflected the impact of the prepayment of increased directors and officer’s insurance premiums in connection with the consummation of our IPO and the settlement of payables in the ordinary course. Net cash used in operating activities during the six months ended June 30, 2018 was $5,494,000, which primarily reflected our net loss of $8,134,000, net of adjustments to reconcile net loss to net cash used in operating activities of $2,640,000, which included $1,688,000 of non-cash stock compensation, noncash amortization of prepaid in-kind advertising totaling $295,000 and $536,000 of non-cash depreciation and amortization charges. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course of business during the period.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2019	2018

Cash paid for acquisition of Framerate	$(1,491,000)	$-
Purchase of property and equipment	(33,000)	(135,000)
Capitalization of software development costs	(560,000)	(80,000)
Acquisition of other intangible and other assets	(105,000)	(27,000)
Net cash used in investing activities	$(2,189,000)	$(242,000)

Acquisition of Framerate. On June 3, 2019, the Company and Merger Sub, entered into the Merger Agreement with Framerate, pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation. The Acquisition was consummated on the Effective Date when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware. As consideration for the Acquisition, we ratably paid and/or issued to the former shareholders of Framerate an aggregate of $1.5 million in cash and $1.0 million worth of shares of our common stock, par value $0.001 per share, at a price per share of $7.4395, which price is equal to the volume weighted average price of our common stock over the five trading days preceding the date of the Merger Agreement, as reported on the Nasdaq Capital Market.

In addition to the issuance of the Closing Shares, the Merger Agreement provides for the issuance of up to an additional $980,000 worth of shares of our common stock at the same price per share as the Closing Shares in the event Framerate achieves certain performance-based milestones during the two-year period following the closing of the Acquisition, or June 6, 2021. One-half of the Earn-Out Shares will be issuable on the one-year anniversary of the Effective Date, and the remaining one-half will be issuable on the second anniversary of the Effective Date.

The Acquisition was approved by the board of directors of each of Super League Gaming, Inc. and Framerate, and was approved by the stockholders of Framerate.

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2019	2018

Proceeds from issuance of common stock, net of issuance costs	$22,458,000	$-
Proceeds from convertible notes payable, net of issuance cost	-	4,812,000
Proceeds from common stock purchase warrant exercises	20,000	-
Net cash provided by financing activities	$22,478,000	$4,812,000

Initial Public Offering. On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share. We raised net proceeds of approximately $22,458,000 after deducting underwriting discounts, commissions and other offering costs of $2,542,00. We currently intend to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may compliment or business and or accelerate or growth. The amounts and timing of our actual expenditure, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Item II, Part 1A of this Report. Our management has broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from the IPO.

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of June 30, 2019, there is no debt outstanding.

Pursuant to the related underwriting agreement, in connection with the completion of the IPO, for the purchase price of $50.00, we issued a warrant to purchase shares of our common stock equal to 3.0% of the shares sold in the IPO, or 68,182 shares, at an exercise price of $11.00 per share (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable during the period commencing from the date of the close of the IPO and ending five years from the closing date of the IPO. The Underwriters’ Warrants represent additional noncash offering costs, with an estimated grant date fair value of $547,000, which was reflected in additional-paid-in capital when issued and as a corresponding offering cost in the condensed statement of shareholders equity for the six months ended June 30, 2019.

Convertible Debt Issuances. In February and April 2018, we issued 9.00% secured convertible promissory notes with a collective face value of $3,000,000 (the “Initial 2018 Notes”). The Initial 2018 Notes (i) accrued simple interest at the rate of 9.00% per annum, (ii) matured on the earlier of December 31, 2018 or the close of a $15,000,000 equity financing (“Qualifying Equity Financing”) by us, and (iii) all outstanding principal and accrued interest was automatically convertible into equity or equity-linked securities sold in a Qualifying Equity Financing based upon a conversion rate equal to (x) a 10% discount to the price per share of a Qualifying Equity Financing, with (y) a floor of $10.80 per share. In addition, the holders of the Initial 2018 Notes were collectively issued warrants to purchase approximately 55,559 shares of common stock, at an exercise price of $10.80 per share and a term of five years (the “Initial 2018 Warrants”).

In May through August 2018, we issued additional 9.00% secured convertible promissory notes with a collective face value of $10,000,000 (the “Additional 2018 Notes”). In May 2018, all of the Initial 2018 Notes and related accrued interest, totaling $3,056,182, were converted into the Additional 2018 Notes, resulting in an aggregate principal amount of $13,056,182 (hereinafter collectively, the “2018 Notes”). The holders of the converted Initial 2018 Notes retained their respective Initial 2018 Warrants

The 2018 Notes (i) accrued simple interest at the rate of 9.00% per annum, (ii) matured on the earlier of the closing of an IPO of our common stock on a national securities exchange or April 30, 2019, and (iii) all outstanding principal and accrued interest was automatically convertible into shares of common stock upon the closing of an IPO at the lesser of (x) $10.80 per share or (y) a 15% discount to the price per share of the IPO. In addition, the holders of the 2018 Notes were collectively issued 1,396,383 warrants to purchase common stock equal to 100% of the aggregate principal amount of the 2018 Notes divided by $9.35 per share (the “2018 Warrants”). The number of 2018 Warrants ultimately issued is subject to adjustment upon the closing of an IPO and will be determined by dividing 100% of the face value of the 2018 Notes by the lesser of (x) $10.80 per share or (y) a 15% discount to the price per share of the IPO. The 2018 Warrants are exercisable for a term of five years, commencing on the close of an IPO, at an exercise price equal to the lesser of (x) $10.80 per share or (y) a 15% discount to the IPO price per share and are callable at our election at any time following the closing of an IPO.

 Refer to Note 6 to the accompany condensed financial statements elsewhere in this Report for additional information.

Contractual Obligations

As of June 30, 2019, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. The operating lease for our corporate headquarters expired on May 31, 2017 and was subsequently amended to operate on a month-to-month basis.

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

Recent Accounting Pronouncements

Refer to Note 2 to the accompany condensed financial statements contained elsewhere in this Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred significant losses since our inception, and we may continue to experience losses in the future.

We incurred net losses of $21.6 million and $20.6 million during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.  Noncash expenses (excluding depreciation and amortization of fixed and intangible assets) totaled $14.5 million and $8.9 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $76.7 million. Moreover, the report of our independent registered public accounting firm to the financial statements for our fiscal year ended December 31, 2018, included Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and cash used in operating activities raise substantial doubt about our ability to continue as a going concern. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

During the six months ended June 30, 2019 and the year ended December 31, 2018, (i) four customers accounted for 98% of our revenue and four customers accounted for 82%, respectively, (ii) three customers accounted for 86% and 96% of accounts receivable, respectively, and (iii) three vendors accounted for 38% and 43% of accounts payable, respectively. The loss of or a substantial reduction in activity by one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations.

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

Select game titles dominate competitive amateur esports and online gaming, and many new games titles are regularly introduced in each major industry segment (console, mobile and PC free-to-download). Despite the number of new entrants, only a very few “hit” titles account for a significant portion of total revenue in each segment.

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

Although we have entered into multi-year agreements with certain publishers, if we fail to license multiple additional “hit” games or any of our existing licensed esports game publishers with which we currently have a license decide to breach the license agreement or choose not to continue with us once the term of the license agreement expires, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our gamers may decrease, which could materially and adversely affect our results of operations and financial condition.

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

Although we have relationships with Supercell, Epic Games, Tencent America and Capcom for experiences involving Clash Royale, Fortnite, PUBG and Street Fighter® V: Arcade Edition, respectively, we currently do not have definitive license agreements in place with respect to these relationships. We currently anticipate that we will enter into license agreements with both parties in the future, however no assurances can be given as to when we will be able to come to terms agreeable to both parties, if ever. In the event that we are not able to come to mutually agreeable terms and enter into definitive license agreements with Supercell, Epic Games, Tencent America and/or Capcom, they may unilaterally choose to discontinue their relationship with the Company, thereby preventing us from offering experiences on our platform using Clash Royale Fortnite, PUBG and/or Street Fighter® V: Arcade Edition, as the case may be. Should Supercell, Epic Games, Tencent America and/or Capcom choose not to allow us to offer experiences involving Clash Royale, Fortnite, PUBG and/or Street Fighter® V: Arcade Edition to our users, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our gamers may decrease, which could materially and adversely affect our results of operations and financial condition.

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

A decline in the number of our amateur gamers in our ecosystem may adversely affect the engagement level of our gamers, the vibrancy of our gamer community, or the popularity of our amateur league play, which may in turn reduce our monetization opportunities, and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain, or convert gamers into direct to consumer-based paying gamers, our revenues may decline, and our results of operations and financial condition may suffer.

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

Upon expiration of lock-up agreements between the underwriters of our IPO and our officers, directors and certain holders of our common stock in late-August 2019, a substantial number of shares of our common stock could be sold into the public market, which could depress our stock price.

Our officers, directors and certain holders of our common stock, options and warrants, which represents substantially all of our outstanding shares of common stock immediately prior to completion of our IPO, entered into lock-up agreements with the underwriters of our IPO which prohibit, subject to certain limited exceptions, the disposal or pledge of, or the hedging against, any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through August 26, 2019, subject to extension in certain circumstances. The market price of our common stock could decline as a result of sales by our stockholders in the market after the expiration of the lock-up period, or the perception that these sales could occur. After these lock-up period expires, many of our stockholders will have an opportunity to sell their stock for the first time. These factors could also make it difficult for us to raise additional capital by selling stock.

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the three months ended June 30, 2019 and the year ended December 31, 2018, we recorded share-based compensation expense of $2.73 million and $2.5 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description

2.1+
Agreement and Plan of Merger Agreement and Plan of Merger by and among Super League Gaming, Inc., SLG Merger Sub, Inc. and Framerate, Inc., dated June 3, 2019 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K, filed on June 7, 2019).

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

+
 We have omitted the schedules to this Exhibit in accordance with Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

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
Date: August 14, 2019