Form 10-Q
period 2019-09-30
Super League Gaming, Inc.
filed 2019-11-14
CIK 1621672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Company: (802) 294-2754; Investor Relations: 949-574-3860
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

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

As of November 9, 2019, there were 8,569,922 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I

FINANCIAL INFORMATION

ITEM  1.   CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2019	December 31, 2018
Current Assets	(Unaudited)
Cash	$12,586,000	$2,774,000
Accounts receivable	332,000	488,000
Prepaid expenses and other current assets	1,146,000	487,000
Total current assets	14,064,000	3,749,000

Property and equipment, net	257,000	531,000
Intangible and other assets, net	1,887,000	707,000
Goodwill	2,565,000	-

Total assets	$18,773,000	$4,987,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,454,000	$813,000
Deferred revenue	113,000	45,000
Convertible debt and accrued interest, net	-	10,923,000

Total current liabilities	1,567,000	11,781,000

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share;100,000,000 shares authorized; 8,569,922 and 4,610,109 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	18,000	14,000
Additional paid-in capital	98,312,000	48,325,000
Accumulated deficit	(81,124,000)	(55,133,000)
Total stockholders’ equity (deficit)	17,206,000	(6,794,000)

Total liabilities and stockholders’ equity	$18,773,000	$4,987,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES	$350,000	$153,000	$822,000	$640,000

COST OF REVENUES	192,000	70,000	379,000	375,000

GROSS PROFIT	158,000	83,000	443,000	265,000

OPERATING EXPENSES
Selling, marketing and advertising	215,000	327,000	687,000	996,000
Technology platform development	638,000	567,000	2,030,000	1,682,000
General and administrative	3,730,000	2,747,000	13,792,000	8,884,000
Total operating expenses	4,583,000	3,641,000	16,509,000	11,562,000

NET OPERATING LOSS	(4,425,000)	(3,558,000)	(16,066,000)	(11,297,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	-	(212,000)	(187,000)	(311,000)
Accretion of debt discount	-	(1,239,000)	(2,684,000)	(1,537,000)
Beneficial conversion feature	-	-	(7,067,000)	-
Other	8,000	-	13,000	2,000
Total other income (expense)	8,000	(1,451,000)	(9,925,000)	(1,846,000)

NET LOSS	$(4,417,000)	$(5,009,000)	$(25,991,000)	$(13,143,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.52)	$(1.09)	$(3.39)	$(2.85)
Weighted-average number of shares outstanding, basic and diluted	8,569,922	4,610,111	7,663,243	4,605,962

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock (Shares)
Balance, beginning of period	8,569,922	4,610,109	4,610,109	4,603,443
Initial public offering of common stock, net of issuance costs (Note 7)	-	-	2,272,727	-
Automatic conversion of convertible debt to common stock (Note 6)	-	-	1,475,164	-
Common stock issued for Framerate Acquisition	-	-	134,422	-
Stock-based compensation	-	-	10,833	6,666
Warrant Exercises	-	-	66,667	-
Balance, end of period	8,569,922	4,610,109	8,569,922	4,610,109

Common stock (Amount):
Balance, beginning of period	$18,000	$14,000	$14,000	$14,000
Initial public offering of common stock, net of issuance costs (Note 7)	-	-	2,000	-
Automatic conversion of convertible debt to common stock (Note 6)	-	-	2,000	-
Common stock issued for Framerate Acquisition	-	-	-	-
Balance, end of period	$18,000	$14,000	$18,000	$14,000

Additional paid-in-capital:
Balance, beginning of period	$97,598,000	$42,030,000	$48,325,000	$38,191,000
Initial public offering of common stock, net of issuance costs (Note 7)	-	-	22,456,000	-
Automatic conversion of convertible debt to common stock (Note 6)	-	-	13,791,000	-
Issuance of warrants with convertible notes (Note 6)	-	3,055,000	-	5,206,000
Beneficial conversion feature (Note 6)	-	-	7,067,000	-
Common stock issued for Framerate Acquisition (Note 5)	-	-	1,000,000	-
Framerate Earn-Out (Note 5)	-	-	454,000	-
Stock-based compensation	714,000	817,000	5,199,000	2,505,000
Warrant exercises	-	-	20,000	-
Balance, end of period	$98,312,000	$45,902,000	$98,312,000	$45,902,000

Accumulated Deficit:
Balance, beginning of period	(76,707,000)	(42,641,000)	(55,133,000)	(34,507,000)
Net loss	(4,417,000)	(5,009,000)	(25,991,000)	(13,143,000)
Balance, end of period	(81,124,000)	(47,650,000)	(81,124,000)	(47,650,000)
Total stockholders’ equity (deficit)	$17,206,000	$(1,734,000)	$17,206,000	$(1,734,000)

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,991,000)	$(13,143,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657,000	791,000
Stock-based compensation	5,266,000	2,451,000
Amortization of discount on convertible notes (Note 6)	2,684,000	1,537,000
Beneficial conversion feature (Note 6)	7,067,000	-
In-kind contribution of services	-	481,000
Changes in assets and liabilities:
Accounts receivable	171,000	4,000
Prepaid expenses and other current assets	(852,000)	(362,000)
Accounts payable and accrued expenses	601,000	50,000
Deferred revenue	68,000	-
Accrued interest on convertible notes	187,000	311,000
Net cash used in operating activities	(10,142,000)	(7,880,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Framerate (Note 5)	(1,491,000)	-
Purchase of property and equipment	(56,000)	(190,000)
Capitalization of software development costs	(839,000)	(192,000)
Acquisition of other intangible assets	(138,000)	(67,000)
Net cash used in investing activities	(2,524,000)	(449,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	22,458,000	-
Proceeds from convertible note payable, net	-	12,611,000
Proceeds from common stock purchase warrant exercises	20,000	-
Net cash provided by financing activities	22,478,000	12,611,000

INCREASE IN CASH	9,812,000	4,282,000
Cash – beginning of period	2,774,000	1,709,000
Cash – end of period	$12,586,000	$5,991,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Automatic conversion of convertible debt to common stock (Note 6)	$13,793,000	$3,000,000
Issuance of common stock for Framerate Acquisition (Note 5)	$1,000,000	$-
Common stock purchase warrants – discount on convertible debt	$-	$5,207,000
Common stock issued for prepaid services	$-	$72,000

See accompanying notes to condensed financial statements

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a global leader in the mission to bring live and digital esports entertainment and experiences directly to everyday gamers around the world. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles. In addition to providing premium experiences by operating city-vs-city amateur esports leagues and producing thousands of live competitive and social gaming experiences around the country, the Super League Network features multiple forms of content celebrating the love of play via social media, live streaming, video-on-demand, and website-based offerings. As a content producer with a dedicated esports studio, Super League publishes live streaming and on-demand video content on all major platforms including YouTube, Twitch and Instagram. In addition, with exclusive proprietary platforms like Minehut, the avid Minecraft community, Framerate, one of the largest independent social video networks in esports and gaming, and through our partnerships with high-profile venue owners such as Topgolf, Cinemark Theatres and independent fast-casual restaurants, Super League is committed to supporting the development of local, grassroots player communities all while providing a global framework for competition and community engagement.

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

The condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of September 30, 2019, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Going Concern

The accompanying interim condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the interim condensed financial statements, the Company incurred net losses of $26.0 million and $13.1 million during the nine months ended September 30, 2019 and 2018, respectively, and had an accumulated deficit of $81.1 million as of September 30, 2019. Noncash expenses (excluding depreciation and amortization of fixed and intangible assets, respectively) included in net loss, primarily comprised of noncash interest charges and stock-based compensation, totaled $15.2 million and $4.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Net cash used in operating activities totaled $10.1 million and $7.9 million, for the nine months ended September 30, 2019 and September 30, 2018, respectively.

As of September 30, 2019, the Company had cash and cash equivalents of approximately $12.6 million. The Company has and will continue to use significant capital for the growth and development of its business. The Company’s management expects operating losses to continue in the near term in connection with the pursuit of its strategic objectives. As such, management believes its current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the issuance of these financial statements. As a result, our current financial condition raises substantial doubt about our ability to continue as a going concern. The Company considers historical operating results, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period. Management's considerations assume, among other things, that the Company will continue to be successful implementing its business strategy, that there will be no material adverse developments in the business, liquidity or capital requirements and, if necessary, the Company will be able to raise additional equity or debt financing on acceptable terms. If one or more of these factors do not occur as expected, it could cause a reduction or delay of its business activities, sales of material assets, default on its obligations, or forced insolvency. The accompanying financial statements do not contain any adjustments which might be necessary if the Company were unable to continue as a going concern. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 25, 2019 (File No. 333-229144). We received net proceeds of approximately $22,458,000 after underwriting discounts, commissions and other offering costs of $2,542,000.

The principal purposes of the IPO was to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We have and continue to use the net proceeds received from the IPO for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors.

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

Platform-As-A-Service. The Company generates Platform-as-a-Service (“PaaS”) revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow its partners to run amateur esports experiences, and or capture specifically curated gameplay content that is customized for its partners’ distribution channels, leveraging the flexibility of, and powered by the Super League gaming and content technology platform. Revenue for PaaS arrangements for one-off branded experiences and/or the development of content tailored specifically for the Company’s partners’ distribution channels that provide for a contractual delivery or performance date, is recognized when performance is substantially complete and or delivery occurs. Revenue for PaaS arrangements that include performance obligations satisfied over time whereby customers simultaneously receive and consume the benefits under the agreement as the Company satisfies its performance obligations over the applicable contract term, is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation).

Direct to Consumer Revenue. Direct to consumer revenues include tournament fees, digital subscriptions and merchandise. Direct to consumer revenues have primarily consisted of the sale of season passes to gamers for participation in Super League’s in-person and or online multiplayer gaming experiences. For the applicable periods presented herein, season passes for gaming experiences were primarily comprised of multi-week packages and also include one-time, single experience admissions. For the three and nine months ended September 30, 2019, digital subscription revenues include revenues related to the Company’s Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Revenue billed or collected in advance is recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied as described above.

For the three and nine months ended September 30, 2019, 45% and 43% of revenues were recognized at a single point in time, and 55% and 57% of revenues were recognized over time, respectively. For the three and nine months ended September 30, 2018, 41% and 20% of revenues were recognized at a single point in time, and 59% and 80% of revenues were recognized over time, respectively.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising expenses for the three and nine months ended September 30, 2019 were $81,000 and $270,000, respectively, and are included in selling, marketing and advertising expenses in the condensed statements of operations. Advertising expenses for the three and nine months ended September 30, 2018 were $163,000 and $362,000, respectively.

Technology Platform Development Costs

Technology platform development costs include (i) allocated personnel costs, including salaries, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing and enhancement of our proprietary gaming and content technology platform, and (ii) the amortization of capitalized internal use software costs primarily comprised of capitalized costs for internal and third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform.

Deferred Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred costs related to proposed offerings of securities totaled $0 and $154,354 at September 30, 2019 and December 31, 2018, respectively. Deferred financing costs, if any, are included in other current assets in the condensed balance sheet. Deferred financing costs charged against gross proceeds in connection with the close of the Company’s IPO totaled $517,000.

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

Intangible Assets

Intangible assets primarily consist of (i) internal-use software development costs, (ii) domain name, copyright and patent registration costs, (iii) commercial licenses and branding rights and (iv) other intangible assets, which are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets, ranging from three to 10 years.

Software development costs incurred to develop internal-use software during the application development stage are capitalized and amortized on a straight-line basis over the software’s estimated useful life, which is generally three years. Software development costs incurred during the preliminary stages of development are charged to expense as incurred. Maintenance and training costs are charged to expense as incurred. Upgrades or enhancements to existing internal-use software that result in additional functionality are capitalized and amortized on a straight-line basis over the applicable estimated useful life.

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

Noncash stock-based compensation expense, included in general and administrative expense, for the periods presented was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$374,000	$512,000	$3,004,000	$1,741,000
Warrants	263,000	229,000	1,918,000	682,000
Restricted stock units	75,000	23,000	311,000	28,000
Earn-out compensation expense (Note 5)	25,000	-	33,000	-
Total noncash stock compensation expense	$737,000	$764,000	$5,266,000	$2,451,000

Noncash stock-based compensation expense for the three and nine months ended September 30, 2019 included compensation expense resulting from the vesting of certain performance-based options and warrants previously granted to two of the Company’s executives which vested upon completion of the IPO and the satisfaction of certain other operational performance metrics, pursuant to October 2018 amended employee agreements and related vesting provisions of the underlying equity grant agreements. During the nine months ended September 30, 2019, 300,000 of performance-based stock options and warrants vested, with a weighted-average grant date fair value of $8.50, resulting in noncash stock compensation expense of $2,549,000. The fair value of these equity awards was estimated on October 31, 2018, their original grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 93%, (ii) risk-free interest rate of 3.0%, and (iii) expected term of 6.5 years.

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

For the three and nine months ended September 30, 2019, five customers accounted for 90% and three customers accounted for 49% of revenues, respectively. For the three and nine months ended September 30, 2018, two and four customers accounted for 72% and 77% of revenues, respectively.

At September 30, 2019 and December 31, 2018, four and three customers accounted for 87% and 96% of accounts receivable. At September 30, 2019 and December 31, 2018, one vendor accounted for 46% and three vendors accounted for 43% of accounts payable, respectively.

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

The fair value of accounts receivable and other current assets approximated their carrying value at the date of acquisition. Acquired intangible assets and the Earn-Out were valued using Level 3 inputs.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented:
	September 30, 2019	December 31, 2018
	(Unaudited)
Furniture and fixtures	$332,000	$297,000
Computer hardware	3,126,000	3,105,000
	3,458,000	3,402,000
Less: accumulated depreciation	(3,201,000)	(2,871,000)
Property and equipment, net	$257,000	$531,000

Depreciation expense for property and equipment was $38,000 and $330,000 for the three and nine months ended September 30, 2019, respectively. Depreciation expense for property and equipment was $190,000 and $620,000 for the three and nine months ended September 30, 2018, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:
	September 30, 2019	December 31, 2018
	(Unaudited)
Capitalized software development costs	$2,122,000	$1,281,000
Licenses	340,000	-
Domain	70,000	68,000
Trade name (Note 5)	189,000	-
Copyrights and other	260,000	126,000
	2,981,000	1,475,000
Less: accumulated amortization	(1,094,000)	(768,000)
Intangible and other assets, net	$1,887,000	$707,000

Amortization expense totaled $134,000 and $326,000 for the three and nine months ended September 30, 2019, respectively. Amortization expense totaled $64,000 and $171,000 for the three and nine months ended September 30, 2018, respectively. Future amortization expense of intangible and other assets is expected to be as follows:

For the years ending December 31:

Remainder of 2019	$161,000
2020	625,000
2021	557,000
2022	252,000
2023	143,000
Thereafter	149,000
Total	$1,887,000

On September 23, 2019, the Company and ggCircuit, LLC (“ggCircuit”), an esports services company that provides gaming center management software solutions and other esports offerings, entered into an expanded commercial partnership agreement (“Expanded Agreement”) pursuant to which Super League will become the primary consumer-facing brand within ggCircuit’s B2B gaming center software platform. ggCircuit’s software platform is a B2B platform and B2C application created and owned by ggCircuit, which is licensed and distributed to owners and operators of video gaming centers throughout the world.

In consideration for the rights granted by ggCircuit to Super League, Super League will pay an upfront fee of $340,000 and quarterly fees over the term of the Agreement ranging from $0 to $150,000, based on predetermined contractual revenue levels. Pursuant to the terms and conditions of the Expanded Agreement, revenues generated in connection with applicable activities under the Expanded Agreement will be shared between Super League and ggCircuit based on contractual revenue sharing percentages. The initial term of the Expanded Agreement commences on October 1, 2019, the effective date and concludes on the fifth anniversary of the effective date, subject to certain automatic renewal provisions. The upfront fee is included as "Licenses" in intangible assets and other assets, net (and accrued liabilities), in the accompanying balance sheet and will be amortized over the initial term of the Expanded Agreement of five years, commencing October 1, 2019.

5.	AQUISITION OF FRAMERATE, INC.

On June 3, 2019, Super League and SLG Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Framerate, Inc., a Delaware corporation (“Framerate”), pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Acquisition”). The Acquisition was consummated on June 6, 2019 when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware (the “Effective Date”). As consideration for the Acquisition, the Company ratably paid and/or issued to the former shareholders of Framerate an aggregate of (i) $1.5 million paid in cash and (ii) $1.0 million paid by the issuance of a total of 134,422 shares of the Company’s common stock, at a price per share of $7.4395 (the “Closing Shares”).

The Acquisition was approved by the board of directors of each of the Company and Framerate, and was approved by the stockholders of Framerate. Transaction costs incurred relating to this acquisition were not material for the three and nine months ended September 30, 2019. The acquisition of Framerate expands the Company’s digital programming footprint and enhances the Company’s ability to provide value to its gaming and spectator communities through multiple forms of engagement.

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

The Company hired the former Chief Executive of Framerate (“Framerate Executive”), who was also a selling shareholder of Framerate. Pursuant to the provisions of the Earn-Out included in the Merger Agreement, in the event that the Framerate Executive is terminated for cause or resigns from his employment with the Company at any time on or before the second anniversary of the Effective Date, and any such resignation is without “Good Reason” as such term is defined in his employment agreement, then the maximum amount of any portion of the Earn-Out that has not yet been earned as of the date of resignation shall be reduced by 44.0164%. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such approximately 44% of the estimated fair value of the Earn-Out, or $200,000, is accounted for as deferred compensation expense and being amortized in the statement of operations over the two-year period ending on the second anniversary of the Effective date. Noncash compensation expense related to the portion of the Earn-Out treated as compensation for the three and nine months ended September 30, 2019 was $25,000 and $33,000. The portion of the Earn-Out included as consideration was $254,000.

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

The identifiable intangible asset acquired, totaling $189,000, was comprised of Framerate’s trade name with an estimated useful life of approximately five years, and is included in intangible and other assets, net in the condensed balance sheet. The trade name intangible asset is being amortized over the estimated useful life on a straight-line basis. Amortization expense for the three and nine months ended September 30, 2019 was $3,000 and $10,000 respectively.

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

Concurrent with the closing of the IPO on February 27, 2019, all outstanding principal and accrued interest outstanding under the 2018 Notes totaling $13,793,000 was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price per share of $9.35. As a result of the automatic conversion of the 2018 Notes and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000 for the nine months ended September 30, 2019, representing the write-off of the unamortized balance of debt discounts associated with the 2018 Warrants and cash commissions and warrants issued to third parties. Unamortized debt discounts at September 30, 2019 and December 31, 2018 totaled $0 and $2,684,000, respectively.

The non-detachable conversion feature embedded in the 2018 Notes provides for a conversion rate that is below market value at the commitment date, and therefore, represents a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. The BCF is measured using the commitment date stock price. However, the conversion feature associated with the 2018 Notes was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO Closing Date. The commitment date is the IPO Closing Date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO Closing Date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and is reflected as additional interest expense in the condensed statement of operations for the nine months ended September 30, 2019.

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

Super League has and continues to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. Super League may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may compliment the Company’s business and or accelerate the Company’s growth.

Upon closing of the IPO, 83,333 options and 125,000 warrants previously granted to the CEO (with an average grant date fair value of $8.50) became fully vested. As a result, the Company recorded an additional $1,770,000 of stock-based compensation during the nine months ended September 30, 2019.

Pursuant to the related underwriting agreement, in connection with the completion of the IPO, for the purchase price of $50.00, the Company issued a warrant to purchase shares of our common stock equal to 3.0% of the shares sold in the IPO, or 68,182 shares, at an exercise price of $11.00 per share (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable during the period commencing from the date of the close of the IPO and ending five years from the closing date of the IPO. The Underwriters’ Warrants represent additional noncash offering costs, with an estimated grant date fair value of $547,000, which was reflected in additional-paid-in capital when issued and as a corresponding offering cost in the condensed statement of shareholders equity for the three and nine months ended September 30, 2019. The fair value of the Underwriters’ Warrant was estimated on February 27, 2019, the grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 95%, (ii) risk-free interest rate of 2.5%, and (iii) expected term of five years.

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

In-Kind Contribution of Services

In June 2017, the Company entered into an arrangement with a major media network for $1,000,000 of in-kind contributions of media services in exchange for 92,592 shares of common stock. This prepaid advertising cost was amortized over an 18-month period ending as of December 31, 2018. Expense included in selling, marketing and advertising expenses in the statement of operations for usage of the in-kind media services for the three and nine months ended September 30, 2018 was $186,000 and $481,000, respectively.

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

Overview

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a global leader in the mission to bring live and digital esports entertainment and experiences directly to everyday gamers around the world. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles. In addition to providing premium experiences by operating city-vs-city amateur esports leagues and producing thousands of live competitive and social gaming experiences around the country, the Super League Network features multiple forms of content celebrating the love of play via social media, live streaming, video-on-demand, and website-based offerings. As a content producer with a dedicated esports studio, Super League publishes live streaming and on-demand video content on all major platforms including YouTube, Twitch and Instagram. In addition, with exclusive proprietary platforms like Minehut, the avid Minecraft community, Framerate, one of the largest independent social video networks in esports and gaming, and through our partnerships with high-profile venue owners such as Topgolf, Cinemark Theatres and independent fast-casual restaurants, Super League is committed to supporting the development of local, grassroots player communities all while providing a global framework for competition and community engagement.

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

We believe there is a larger opportunity for the world of amateur esports players. Amateur gamers are the gamers who enjoy the competition, the social interaction and community, and the entertainment value associated with playing and watching others play. According to Nielsen Esports Playbook, 2017, competitive amateur gamers take part in over eight hours of gameplay and watches up to nine hours of esports-related content each week.

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

We focus on not just a wide range of gamers across game titles, ages and skill levels, but also a wide range of content-capture beyond just gameplay, which positions Super League as not just a tournament operator, but a lifestyle and media company focused on capturing, generating, aggregating and distributing content across the genre of all things esports.

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

Digital and Physical Experiences. We believe that we can monetize our digital and physical experiences in two primary ways:

●
Traditionally, we have created our own gameplay experiences to generate audience and content and attracted brand and sponsorship dollars to those offers. This continues to be a core source of revenue.

●
We also have new potential partners, including game publishers, retailers and brands across various categories who engage us to develop their own customized branded gameplay experiences, powered by our flexible gaming and content technology platform for their own customers. Platform-as-a- Service is emerging as a revenue stream for 2019 and beyond, that can not only deliver strong margin over time, but also adds to our audience and content growth. This is most notably evidenced by our first quarter 2019 activation with Samsung Retail, where Super League’s platform powered a live retail experience, held in New York in March 2019, built around Fortnite and the influencer Ninja, that drove traffic to our website and viewership to our Twitch channel, and our second and third quarter partnerships with Capcom, Ltd. (“Capcom”) and their Street Fighter® V: Arcade Edition title, Sony Pictures Entertainment (“Sony”) related to certain build competitions and related experiences, and Sprint, where we hosted a large scale 5G mobile gaming tournament in Los Angeles as part of Sprint’s 5G market launch.

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

●
Game titles : We ended fiscal 2018 with four game titles in our portfolio and currently have six game titles with the addition Capcom's Street Fighter® V: Arcade Edition during the second quarter of 2019 and Tencent America's PUBG MOBILE, during the third quarter of 2019. We continue to engage in discussions with several other identified titles to further expand our reach across various genres, ages of players and skill levels.

●
Retail Partner Venues: While we are just seeding the build out and monetization of our retail footprint, our national-level announcements with Topgolf and ggCircuit LAN centers provides access to hundreds of physical venue locations. We ended fiscal 2018 with 46 active venues and grew to 96 total active venues as of September 30, 2019.

●
Registered Users: We ended fiscal 2018 with approximately 300,000 registered users. During the nine months ended September 30, 2019, we increased our registered users by approximately 172%, to 817,000 registered users. Registered users are defined as people who have registered on our platform, providing applicable identifying information, that have engaged with our platform at some point, which could be by participation in a free event or events, or participation in a paid event or events, or some other engagement.

●
Gameplay Hours: As of September 30, 2019, including our live gaming experiences and our expanding digital gameplay channels, we generated 10.73 million hours of gameplay experiences, as compared to approximately 1.8 million full year 2018 gameplay hours.

●
Viewership: Proving that we can attract viewers to our platform and leverage the audiences our brand partners provide, we generated 58.0 million views during the first nine months of 2019, which was 643% of our full-year 2018 views of 925,000, leveraging our own programming and the significant expansion of our audience reach in connection with the acquisition of Framerate.

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

The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We have and continue to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Item II, Part 1A of this Report. Our management has broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from the IPO.

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

Framerate is a cross-platform esports social video network delivering the best in gameplay highlights, news and entertainment to today’s generation of video gamers. The company’s focus on user generated content and social distribution changes the way traditional esports video content is produced, distributed and shared by millions of esports fans worldwide. The acquisition of Framerate represents a strategic step in our audience-building efforts with an average of seven million video views a month built around everyday gamers uploading their personal esports highlight reels for recognition across our wide audience.

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

The Acquisition was approved by the board of directors of each of Super League Gaming, Inc. and Framerate, and was approved by the stockholders of Framerate. Refer to Note 5 to the condensed financial statements elsewhere within this Report for additional information about the Acquisition.

Expanded Agreement with ggCircuit, LLC

On September 23, 2019, Super League and ggCircuit, LLC (“ggCircuit”), an esports services company that provides gaming center management software solutions and other esports offerings, entered into an expanded commercial partnership agreement (“Expanded Agreement”) pursuant to which Super League will become the primary consumer-facing brand within ggCircuit’s leading gaming center software platform, known as “ggLeap.” Under the terms of the Expanded Agreement, the consumer facing components of ggLeap, including its leaderboards, its competitive seasons and its local loyalty programs, will be rebranded as “Super League Gaming.” The consumer-facing components of ggLeap and its related offerings will be managed by Super League beginning with the next update of the ggLeap software, targeted for release globally in November 2019. ggLeap is a B2B software platform and B2C application created and owned by ggCircuit. ggLeap is licensed and distributed to owners and operators of video gaming centers throughout the world. It helps gaming centers manage the PCs in their venue, administer loyalty programs for local players, and provides the interface and local operating system through which players log into computers and launch all of their gameplay sessions within the gaming centers where ggLeap is deployed.

The November 2019 software platform release is expected to include, among other features, the following new features:

1.
A consumer subscription service branded “Super League Prime,” through which players in gaming centers will be able to access special member benefits;

2.
A global loyalty program for all players in ggLeap powered gaming centers, that also can be available for gaming centers to deploy as their local loyalty program, through which players will be able to earn Super League points, with subscribers to Super League Prime being able to earn points faster and in more ways than non-subscribers. Super League points will be redeemable for prizes that will include physical and digital goods and services, with customized collections of prizes available locally, nationally and internationally; and

3.
An esports events directory that will present players with listings of competitive and social gaming events they can play from within their local gaming centers, including Super League branded events, Super League powered events, events run by the local centers and events run by third party event organizers. Super League will be providing Super League Prime subscribers with access to special events on a regular basis featuring multiple game titles.

Pursuant to the terms and conditions of the Expanded Agreement, effective October 1, 2019, these new features, along with all other consumer facing components of ggLeap, will be managed and branded by Super League.

In consideration for the rights granted by ggCircuit to Super League, including the right to commercially exploit Super League Prime and to feature the “Super League Gaming” brand on the applicable ggCircuit customer platform, Super League will pay an upfront fee of $340,000 and quarterly fees over the term of the Expanded Agreement ranging from $0 to $150,000, based on contractual revenue levels. Pursuant to the terms and conditions of the Expanded Agreement, revenues generated in connection with applicable activities under the Agreement will be shared between Super League and ggCircuit based on contractual revenue sharing percentages. The initial term of the Expanded Agreement commences on the effective date and concludes on the fifth anniversary of the effective date, subject to certain automatic renewal provisions.

The upfront fee is included in intangible assets and other, net in the accompanying balance sheet and is being amortized over the initial term of the Expanded Agreement of 5 years, commencing October 1, 2019.

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

Platform-As-A-Service. We generate platform-as-a-service (“PaaS”) revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels, leveraging the flexibility of, and powered by our Super League gaming and content technology platform. Revenue for PaaS arrangements for one-off branded experiences and/or the development of content tailored specifically for our partners’ distribution channels that provide for contractual delivery or performance date, is recognized when performance is substantially complete and or delivery occurs. Revenue for PaaS arrangements that include performance obligations satisfied over time whereby customers simultaneously receive and consume the benefits under the agreement as we satisfy our performance obligations over the applicable contract term, is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation).

Direct to Consumer Revenue. Direct to consumer revenues include tournament fees, digital subscriptions and merchandise. Direct to consumer revenues have primarily consisted of the sale of season passes to gamers for participation in our in-person and or online multiplayer gaming experiences. For the periods presented herein, season passes for gaming experiences were primarily comprised of multi-week packages and also include one-time, single experience admissions. For the three and nine months ended September 30, 2019, digital subscription revenues include revenues related to our Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

The following table sets forth a summary of our statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES	$350,000	$153,000	$822,000	$640,000

COST OF REVENUES	192,000	70,000	379,000	375,000
GROSS PROFIT	158,000	83,000	$443,000	$265,000

OPERATING EXPENSES
Selling, marketing and advertising	215,000	327,000	687,000	996,000
Technology platform development	638,000	567,000	2,030,000	1,682,000
General and administrative	3,730,000	2,747,000	13,792,000	8,884,000
Total operating expenses	4,583,000	3,641,000	16,509,000	11,562,000

NET LOSS FROM OPERATIONS	(4,425,000)	(3,558,000)	(16,066,000)	(11,297,000)

OTHER INCOME (EXPENSE), NET	8,000	(1,451,000)	(9,925,000)	(1,846,000)

NET LOSS	$(4,417,000)	$(5,009,000)	$(25,991,000)	$(13,143,000)

For the Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Brand and Media Sponsorships	$147,000	$90,000	$57,000	63%
Platform-as-a-service	176,000	20,000	156,000	300+%
Advertising and content sales	19,000	-	19,000	100%
Direct to Consumer	8,000	43,000	(35,000)	(81)%
	$350,000	$153,000	$197,000	129%

Revenue for the three months ended September 30, 2019 increased $197,000, or 129%, compared to the three months ended September 30, 2018. The change in revenues for the periods presented was comprised of the following:

●
Brand and Media Sponsorships. An increase in brand and media sponsorship revenue primarily attributable to fluctuations in brand and media sponsorship activities period to period, which is based on the specific partnership arrangements with activities during a particular period, the related performance obligations satisfied during the period, the contractual consideration associated with the activities during the period and the timing associated with the execution of new arrangements. Brand and media sponsorship revenues for the three months ended September 30, 2019 was primarily comprised of revenues from our Sony related build competitions and related experiences and our Red Games Lego Brawls live stream sponsorship activation. Brand and media sponsorship revenues for the three months ended September 30, 2018 was primarily comprised of revenues from our Logitech, Inc. brand sponsorships.

●
Platform-As-A-Service. We generate PaaS revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to hold amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels, leveraging the flexibility of, and powered by our Super League gaming and content technology platform. PaaS revenue for the three months ended September 30, 2019 included revenues from Capcom, Inc. related to our Street Fighter® V: Arcade Edition partnership, from Sony related to certain build competitions and related experiences, from Sprint related to our Sprint 5G LA activation, and from our Cox Paladins gameplay experience held during the period.

●
Advertising and Content Sales. Revenues for the 2019 period presented included revenues from campaigns launched related to our Framerate acquisition and advertising revenues from our Minehut digital property. We expect to continue to expand our revenue generation from the sale of our proprietary and third-party content derived from our technology platform in future periods.

●
Direct to Consumer. The decrease in direct to consumer revenue was primarily due to a decrease in the number of paid experiences offered during the three months ended September 30, 2019 compared to the prior year quarter. In the third quarter of 2019, we offered a combination of paid experiences and experiences that were free to play, consistent with our strategic focus on increasing the volume of new gamers and spectators introduced into our customer funnel, to increase the number of registered users on our platform, drive consumer conversion, and increase the overall awareness of the Super League brand and technology platform offerings. We intend to continue to offer a combination of paid and free to play experiences going forward. Digital subscription revenues included in direct to consumer revenues for the three months ended September 30, 2019 were primarily comprised of subscription revenues related to our Minehut digital property acquired in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Cost of Revenue

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Cost of revenue	$192,000	$70,000	$122,000	174%

Cost of revenue for the three months ended September 30, 2019 increased $122,000, or 174%, compared to the three months ended September 30, 2018, relatively consistent with the 129% increase in related revenues for the same periods.

Operating Expenses

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Selling, marketing and advertising	$215,000	$327,000	$(112,000)	(34)%
Technology platform development	638,000	567,000	71,000	13%
General and administrative expense	3,730,000	2,747,000	983,000	36%
Total operating expenses	$4,583,000	$3,641,000	$942,000	26%

Selling, Marketing and Advertising. The decrease in selling, marketing and advertising expenses was primarily due to a decrease in amortization of noncash in-kind advertising costs, totaling $186,000, which were initially capitalized pursuant to a June 2017 third-party investment agreement. The investment agreement included in-kind advertising for use in future periods, valued at $1.0 million, as a component of the consideration paid to us in exchange for equity in the Company. The prepaid advertising cost was amortized over an 18-month period ending as of December 31, 2018. The decrease was partially offset by an increase in costs related to contract labor, event operations and other costs to execute various marketing and promotional in-person experiences during the 2019 period focused on widening our customer funnel and attracting increased numbers of registered users to our platform.

Technology Platform Development. Technology platform development costs include (i) allocated personnel costs, including salaries, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing, development and enhancement of our proprietary gaming and content technology platform, and (ii) the amortization of capitalized internal use software costs primarily comprised of capitalized costs for internal and third-party contract software development and engineering resources engaged in developing, upgrading and enhancing our proprietary gaming and content technology platform. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life.

The period over period increase primarily reflects an increase in engineering headcount since the end of the prior year in connection with the expansion of our engineering and internal use software development activities. The increase was partially offset by $211,000 of engineering department payroll and payroll related internal use software development costs capitalized during the three months ended September 30, 2019 for internal software development and engineering resources engaged in developing, upgrading and enhancing our proprietary gaming and content technology platform.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Personnel costs	$1,451,000	$1,099,000	352,000	32%
Office and facilities	98,000	100,000	(2,000)	(2)%
Professional fees	208,000	182,000	26,000	14%
Stock-based compensation	737,000	764,000	(27,000)	(4)%
Depreciation and amortization	58,000	190,000	(132,000)	(69)%
Other	1,178,000	412,000	766,000	186%
Total general and administrative expense	$3,730,000	$2,747,000	$983,000	36%

A summary of the main drivers of the net increase in general and administrative expenses for the periods presented is as follows:

●
Increase in personnel costs due primarily to a 16% increase in average headcount (including engineering personnel described under “ Technology Platform Development” above) since the end of the prior year comparable quarter in connection with the continued expansion of our operations, requiring additional internal resources across our engineering, product, operations, and commercial departments. During each of the three months ended September 30, 2019 and 2018, we had average full-time equivalent employees of 53 and 45, respectively.

●
Increase in general and administrative expenses primarily due to a significant increase in directors and officer's insurance premiums in connection with our February 2019 IPO, an increase in other administrative public company costs, and an increase in variable costs associated with our cloud-based technology platform.

Other Income (expense)

Other income (expense), net, was primarily comprised of interest expense related to convertible notes outstanding during the prior period presented as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Accretion of discount on convertible notes	$-	$1,124,000	(1,124,000)	(100%)
Accrued interest expense on convertible notes	-	212,000	(212,000)	(100%)
Accretion of convertible note issuance costs	-	115,000	(115,000)	(100%)
Total interest expense	$-	$1,451,000	$(1,451,000)	(100%)

Interest Expense. Interest expense for the prior period primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018, as described below under Liquidity and Capital Resources. Principal and interest as of February 27, 2019, the closing date of the IPO and December 31, 2018 totaled $13,793,000 and $13,606,000, respectively. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of and subsequent to February 27, 2019, there was no debt outstanding.

For the Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Brand and Media Sponsorships	$345,000	$421,000	$(76,000)	(18)%)
Platform-as-a-service	434,000	55,000	379,000	+%300
Advertising and content sales	19,000	70,000	(51,000)	(73)%
Direct to Consumer	24,000	94,000	(70,000)	(74)%
	$822,000	$640,000	$182,000	28%

Revenue for the nine months ended September 30, 2019 increased $182,000, or 28%, compared to the nine months ended September 30, 2018. The change in revenues for the periods presented was comprised of the following:

●
Brand and Media Sponsorships. Period over period changes in brand and media sponsorship revenue are attributable to fluctuations in brand and media sponsorship activities period to period, which is based on the specific partnership arrangements with activities during a particular period, the related performance obligations satisfied during the period and the contractual consideration associated with the activities during the period. Brand and media sponsorship revenues for the nine months ended September 30, 2019 included revenues for our Red Bull North America, Inc. (“Red Bull”) brand partnership, Red Bull Allstars experience in April 2019, Logitech G Challenge and Play/Train/Win online tournaments, Sony related build competitions and related experiences and our Red Games Lego Brawls live stream sponsorship activation. Brand and media sponsorship revenues for the nine months ended September 30, 2018 was primarily comprised of revenues from our Logitech, Inc. and Red Bull brand sponsorships and our 2018 Red Bull Allstars experience.

●
Platform-As-A-Service. We generate PaaS revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to hold amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels, leveraging the flexibility of, and powered by our Super League gaming and content technology platform. PaaS revenue for the nine months ended September 30, 2019 included revenues from our Samsung Fortnite event held in New York in March 2019, Capcom, Inc. related to our Street Fighter® V: Arcade Edition partnership, Sony related to certain build competitions and related experiences, Sprint related to our Sprint 5G LA activation, and Cox Paladins gameplay experience held during the period.

●
Advertising and Content Sales. Revenues for the 2019 period presented included revenues from campaigns launched related to our Framerate acquisition and advertising revenues from our Minehut digital property. Revenues for the 2018 period presented included revenues from the sale of gameplay and other content generated by us to Nickelodeon (third-party broadcaster) to supplement their YouTube channel programming. We expect to continue to expand our revenue generation from the sale of our proprietary and third-party content derived from our technology platform in future periods.

●
Direct to Consumer. The decrease in direct to consumer revenue was primarily due to a decrease in the number of paid events held during the nine months ended September 30, 2019 as compared to the prior year period. During the nine months ended September 30, 2019, we held paid events and events that were free to play, consistent with our strategic focus on increasing the volume of new gamers and spectators introduced into our customer funnel, to increase the number of registered users on our platform, drive consumer conversion, and increase the overall awareness of the Super League brand and technology platform offerings. We intend to continue to offer a combination of paid and free to play experiences going forward. Digital subscription revenues included in direct to consumer revenues for the nine months ended September 30, 2019 were comprised of subscription revenues related to our Minehut digital property acquired in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Cost of Revenue

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Cost of revenue	$379,000	$375,000	$4,000	1%

Cost of revenue for the nine months ended September 30, 2019 was relatively consistent, compared to the nine months ended September 30, 2018, as compared to a 28% increase in revenues for the same periods. The trend in cost of sales over the year to date periods presented was primarily due to operational efficiencies and lower direct costs incurred for the nine months ended September 30, 2019 in connection with our physical and digital experiences.

Operating Expenses

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Selling, Marketing and Advertising	$687,000	$996,000	$(309,000)	(31)%
Technology Platform Development	2,030,000	1,682,000	348,000	21%
General and Administrative	13,792,000	8,884,000	4,908,000	55%
Total operating expenses	$16,509,000	$11,562,000	$4,947,000	43%

Selling, Marketing and Advertising. The decrease in selling, marketing and advertising expenses was primarily due to the decrease in amortization of noncash in-kind advertising costs, totaling $481,000, which were initially capitalized pursuant to a June 2017 third-party investment agreement. The investment agreement included in-kind advertising for use in future periods, valued at $1.0 million, as a component of the consideration paid to us in exchange for equity in the Company. The prepaid advertising cost was amortized over an 18-month period ending as of December 31, 2018. The decrease was partially offset by an increase in marketing expense due to an increase in marketing and promotional experiences during the nine months ended September 30, 2019 focused on widening our customer funnel and attracting increased numbers of registered users to our platform as described above. The increase included increased costs related to contract labor, influencers, event operations, content capture and other costs to execute various marketing and promotional experiences during the period.

Technology Platform Development. Technology platform development costs include (i) allocated personnel costs, including salaries, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing, development and enhancement of our proprietary gaming and content technology platform, and (ii) the amortization of capitalized internal use software costs primarily comprised of capitalized costs for internal and third-party contract software development and engineering resources engaged in developing, upgrading and enhancing our proprietary gaming and content technology platform. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life.

The period over period increase primarily reflects an increase in engineering headcount since the end of the prior year in connection with the expansion of our engineering and internal use software development activities. The increase was partially offset by $211,000 of engineering department payroll and payroll related internal use software development costs capitalized during the three months ended September 30, 2019 for internal software development and engineering resources engaged in developing, upgrading and enhancing our proprietary gaming and content technology platform.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Personnel costs	$4,346,000	$3,686,000	$660,000	18%
Office and facilities	303,000	269,000	34,000	13%
Professional fees	599,000	677,000	(78,000)	(12)%
Stock-based compensation	5,266,000	2,452,000	2,814,000	115%
Depreciation and amortization	371,000	610,000	(239,000)	(39)%
Other	2,907,000	1,190,000	1,717,000	144%
Total general and administrative expense	$13,792,000	$8,884,000	$4,908,000	55%

A summary of the main drivers of the net increase in general and administrative expenses for the periods presented is as follows:

●
Personnel costs for the nine months ended September 30, 2019 included approximately $405,000 of management performance-based bonuses paid in connection with the achievement of certain performance targets during the 2019 period, including the closing of the IPO and other operational performance targets. The increase in personnel costs also reflects a 16% increase in average headcount (including engineering personnel described under “Technology Platform Development” above) compared to the prior year period in connection with the continued expansion of our operations requiring additional internal resources across our engineering, product, operations, and commercial departments. During the nine months ended September 30, 2019 and September 30, 2018, we had average full-time equivalent employees of 51 and 44, respectively.

●
Increase in office and facilities expense due to the increase in leased office space commencing in June 2018 in connection with the expansion of our SuperLeagueTV studio operations.

●
Increase in noncash stock compensation expense primarily due to certain performance options and warrants previously granted to two of our executives, which vested upon the achievement of certain performance targets, pursuant to October 2018 amended employee agreements and vesting conditions in the underlying equity grant agreements. Performance targets included the completion of our IPO in February 2019 and other operational performance targets. During the nine months ended September 30, 2019, 300,000 of performance-based stock options and warrants vested with a weighted-average grant date fair value of $8.50, resulting in noncash stock compensation expense of $2,549,000 during the nine months ended September 30, 2019. The remaining increase reflects compensation expense related to equity based on awards granted in connection with the increase in head count described above.

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

Other Income (expense)

Other income (expense), net, was primarily comprised of interest expense related to the convertible notes outstanding during the periods presented as follows:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Accretion of discount on convertible notes	$2,475,000	$1,394,000	1,081,000	78%
Accrued interest expense on convertible notes	187,000	311,000	(124,000)	(40)%
Accretion of convertible note issuance costs	209,000	143,000	66,000	46%
Beneficial conversion feature	7,067,000	-	7,067,000	100%
Total interest expense	$9,938,000	$1,848,000	$8,090,000	>300%

Interest Expense. Interest expense for the periods presented primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018, as described below under Liquidity and Capital Resources. Principal and interest as of February 27, 2019, the closing date of the IPO and December 31, 2018 totaled $13,793,000 and $13,606,000, respectively. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of and subsequent to February 27, 2019, there was no debt outstanding. As a result of the automatic conversion of the 2018 Notes (defined below) and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties. Unamortized debt discounts at September 30, 2019 and December 31, 2018 totaled $0 and $2,684,000, respectively.

The non-detachable conversion feature embedded in the 2018 Notes provides for a conversion rate that was below market value at the commitment date, and therefore, represented a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. However, the conversion feature associated with the 2018 Notes was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO Closing Date. The commitment date is the IPO Closing Date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO Closing Date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and was reflected as additional interest expense in the condensed statement of operations for the nine months ended September 30, 2019.

Liquidity and Capital Resources

General

Cash totaled $12.6 million and $2.8 million at September 30, 2019 and December 31, 2018, respectively.

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2019 and December 31, 2018, we had working capital of approximately $12.5 million and ($8.0) million, respectively, and sustained cumulative losses since inception attributable to common stockholders of approximately $81.1 million. Total noncash charges included in accumulated deficit since inception, primarily related to noncash stock compensation, restricted stock units issued in connection with a license agreement, amortization of the discount on the 2018 Notes (defined below) and in-kind advertising expense, totaled approximately $32.9 million. On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 25, 2019 (File No. 333-229144). We raised net proceeds of approximately $22,458,000 after underwriting discounts, commissions and other offering costs of $2,542,000. During Fiscal 2018, the Company issued 9.00% secured convertible promissory notes, as described below, in an aggregate principal amount of approximately $13,000,000. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into shares of the Company’s common stock as described below. Approximately 1.3 million of the warrants issued in conjunction with the 2018 Notes are callable at the election of the Company at any time following the completion of our IPO.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities and proceeds received from the issuance of convertible debt, as described herein. We have and will continue to use significant capital for the growth and development of our business. Our management team expects operating losses to continue in the near term in connection with the pursuit of our strategic objectives. As such, we believe our current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the date of this Report. We believe these conditions raise substantial doubt about our ability to continue as a going concern. In addition, we may encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the heading “Risk Factors” included in Item II, Part 1A of this Report.

We are focused on expanding our service offering through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we may find it necessary to raise additional equity capital, incur additional debt, or both. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans which, in turn, would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

The following table summarizes the change in cash balances for the periods presented:

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(10,142,000)	$(7,880,000)
Net cash used in investing activities	(2,524,000)	(449,000)
Net cash provided by financing activities	22,478,000	12,611,000
Increase (decrease) in cash	9,812,000	4,282,000
Cash at beginning of period	2,774,000	1,709,000
Cash at end of period	$12,586,000	$5,991,000

Cash Flows from Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2019 was $10,142,000, which primarily reflected our net GAAP loss of $25,991,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $15,849,000, which included $5,266,000 of noncash stock compensation charges, $2,871,000 of noncash accrued interest and accretion of debt discount, $7,067,0000 of noncash interest expense related to the recognition of the beneficial conversion feature upon the automatic conversion of the 2018 Notes upon close of the IPO, and depreciation and amortization of $657,000. Changes in working capital primarily reflected the impact of the prepayment of increased directors and officer’s insurance premiums in connection with the consummation of our IPO and the settlement of payables in the ordinary course. Net cash used in operating activities during the nine months ended September 30, 2018 was $7,880,000, which primarily reflected our net loss of $13,143,000, net of adjustments to reconcile net loss to net cash used in operating activities of $5,263,000, which included $2,451,000 of non-cash stock compensation, noncash amortization of prepaid in-kind advertising totaling $481,000 and $791,000 of non-cash depreciation and amortization charges. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course of business during the period.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2019	2018

Cash paid for acquisition of Framerate	$(1,491,000)	$-
Purchase of property and equipment	(56,000)	(190,000)
Capitalization of software development costs	(839,000)	(192,000)
Acquisition of other intangible and other assets	(138,000)	(67,000)
Net cash used in investing activities	$(2,524,000)	$(449,000)

Acquisition of Framerate. On June 3, 2019, the Company and Merger Sub, entered into the Merger Agreement with Framerate, pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation. The Acquisition was consummated on the Effective Date when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware. As consideration for the Acquisition, we ratably paid and/or issued to the former shareholders of Framerate an aggregate of $1.5 million in cash and $1.0 million worth of shares of our common stock, at a price per share of $7.4395, which price was equal to the volume weighted average price of our common stock over the five trading days preceding the date of the Merger Agreement, as reported on the Nasdaq Capital Market.

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2019	2018

Proceeds from issuance of common stock, net of issuance costs	$22,458,000	$-
Proceeds from convertible notes payable, net of issuance cost	-	12,611,000
Proceeds from common stock purchase warrant exercises	20,000	-
Net cash provided by financing activities	$22,478,000	$12,611,000

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

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of September 30, 2019, there is no debt outstanding.

Pursuant to the related underwriting agreement, in connection with the completion of the IPO, for the purchase price of $50.00, we issued a warrant to purchase shares of our common stock equal to 3.0% of the shares sold in the IPO, or 68,182 shares, at an exercise price of $11.00 per share (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable during the period commencing from the date of the close of the IPO and ending five years from the closing date of the IPO. The Underwriters’ Warrants represent additional noncash offering costs, with an estimated grant date fair value of $547,000, which was reflected in additional-paid-in capital when issued and as a corresponding offering cost in the condensed statement of shareholders equity for the nine months ended September 30, 2019.

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

Contractual Obligations

As of September 30, 2019, except as described below, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. The operating lease for our corporate headquarters expired on May 31, 2017 and was subsequently amended to operate on a month-to-month basis.

In consideration for the rights granted by ggCircuit to Super League in connection with the Expanded Agreement described above, including the right to commercially exploit Super League Prime and to feature the “Super League Gaming” brand on the applicable ggCircuit customer platform, Super League will pay an upfront fee of $340,000 and quarterly fees over the term of the Expanded Agreement ranging from $0 to $150,000, based on contractual revenue levels.

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

We incurred net losses of $26.0 million and $20.6 million during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.  Noncash expenses (excluding depreciation and amortization of fixed and intangible assets) totaled $15.2 million and $8.9 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $81.1 million. Moreover, the report of our independent registered public accounting firm to the financial statements for our fiscal year ended December 31, 2018, included Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and cash used in operating activities raise substantial doubt about our ability to continue as a going concern. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

We believe our current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the date of this Report. We intend to continue implementing our business strategy with the expectation that there will be no material adverse developments in our business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could have a material adverse impact on our activities, including (i) reduction or delay of our business activities, (ii) forced sales of material assets, (iii) defaults on our obligations, or (iv) insolvency. Our planned investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate revenue sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and/or sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not contain any adjustments which might be necessary if we were unable to continue as a going concern.

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

During the nine months ended September 30, 2019 and the year ended December 31, 2018, (i) five customers accounted for 90% of our revenue and four customers accounted for 82%, respectively, (ii) four customers accounted for 87% and three customers accounted for 96% of accounts receivable, respectively, and (iii) one vendor accounted for 46% and three vendors accounted for 43% of accounts payable, respectively. The loss of or a substantial reduction in activity by one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations.

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

Although we have relationships with Supercell, Epic Games, Tencent America and Capcom for experiences involving Clash Royale, Fortnite, PUBG MOBILE and Street Fighter® V: Arcade Edition, respectively, we currently do not have definitive license agreements in place with respect to these relationships. We currently anticipate that we will enter into license agreements with both parties in the future, however no assurances can be given as to when we will be able to come to terms agreeable to both parties, if ever. In the event that we are not able to come to mutually agreeable terms and enter into definitive license agreements with Supercell, Epic Games, Tencent America and/or Capcom, they may unilaterally choose to discontinue their relationship with the Company, thereby preventing us from offering experiences on our platform using Clash Royale Fortnite, PUBG MOBILE and/or Street Fighter® V: Arcade Edition, as the case may be. Should Supercell, Epic Games, Tencent America and/or Capcom choose not to allow us to offer experiences involving Clash Royale, Fortnite, PUBG MOBILE and/or Street Fighter® V: Arcade Edition to our users, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our gamers may decrease, which could materially and adversely affect our results of operations and financial condition.

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the nine months ended September 30, 2019 and the year ended December 31, 2018, we recorded share-based compensation expense of $2.73 million and $2.5 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description

10.1+	Commercial Partnership Agreement between Super League Gaming, Inc., and ggCircuit, LLC, dated September 23, 2019.

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+
Certain portions of this exhibit (indicated by “[*****]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

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
Date: November 14, 2019