Form 10-K
period 2019-12-31
Super League Gaming, Inc.
filed 2020-03-23
CIK 1621672

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to ﬁle reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles).  Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). [  ]  Yes [X]  No

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant's second fiscal quarter was approximately $67,874,000.

As of March 12, 2020, there were 8,573,922 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Super League Gaming, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 29, 2020.

References in this Annual Report on Form 10-K to “Super League Gaming, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections of this Report entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●
overall strength and stability of general economic conditions and of the electronic video game sports (“esports”) industry in the United States and globally;

●
changes in consumer demand for, and acceptance of, our services and the games that we license for our tournaments and other experiences, as well as online gaming in general;

●
changes in the competitive environment, including adoption of technologies, services and products that compete with our own;

●
our ability to generate consistent revenue;

●
our ability to effectively execute our business plan;

●
changes in the price of streaming services, licensing fees, and network infrastructure, hosting and maintenance;

●
changes in laws or regulations governing our business and operations;

●
our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;

●
our ability to effectively market our services;

●
costs and risks associated with litigation;

●
our ability to obtain and protect our existing intellectual property protections, including patents, trademarks and copyrights;

●
our ability to obtain and enter into new licensing agreements with game publishers and owners;

●
changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●
interest rates and the credit markets; and

●
other risks described from time to time in periodic and current reports that we file with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but not exhaustive. New risk factors and uncertainties not described here or elsewhere in this Report, including in the sections entitled “Risk Factors,” may emerge from time to time. Moreover, because we operate in a competitive and rapidly changing environment, it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements are also subject to the risks and uncertainties specific to our Company, including but not limited to the fact that we have a limited operating history as a public company. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

You should read this Reports, any documents referenced herein and those documents filed as exhibits to this Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect.

-ii-

PART I

Item 1. Business.

OUR BUSINESS
Overview

We are a leading amateur esports community and content platform offering a personalized experience to the large and underserved global audience of 2.6 billion gamers, as estimated by NewZoo. According to the Electronic Software Association, the avid gamer, identified as individuals who are considered the most frequent gamers, sees gameplay as central to their social life with 55% playing video games to connect with friends and 46% to spend time with family members. As a first-mover in defining the esports category for the everyday gamer in 2015, we believe gamers are seeking shared experiences. Through independent, Company-funded research conducted by Interpret, 69% of competitive gamers polled indicated they would like out-of-home opportunities to compete and socialize with other gamers.

 The Esports Player Pyramid

______________________
* Based on the average esports viewer, Nielsen Esports Playbook, 2017.

Through our cloud-based, digital products platform, we offer our community of gamers immersive, team-based esports leagues and competitions supported by real-life playing fields through our connected network of retail venue partners. In addition to the tools to facilitate local, national and global tournaments and leaderboards, players can socialize, share personal highlights, and view esports entertainment content through our proprietary digital channels. Anchored in our city club system which creates local connections and belonging for gamers both at home and in hometown venues, we enable and capture tens of millions of gameplay hours and entertainment content annually, the majority of which is user-generated content submitted to us by our community. Our products range from offers that speak to a wide market of competitive gamers through always on, highly participatory and social gameplay, as well as offers that ladder to our more heightened competitions through city-based leagues. We work closely with top-tier game publishers and brands to bring premium esports experiences and entertainment to this under-served market of Generation X and Millennial gamers that are not just the highly engaged player and content creator, but also the viewer.

We currently monetize in two distinct ways. First, we attract brand sponsorship and advertising revenues by serving as a marketing channel for brands to reach their target audiences across our physical and digital network of esports leagues and experiences. Second, as players come into our gameplay experiences, often free-to-play, we introduce opportunities to monetize the gamer through our recently launched consumer subscription offer and tournament fees for advanced gameplay.

Our Vision

Our vision is to make Super League Gaming a vital brand in the lives of everyday gamers. While the games are digital, our players are human. In a world of increasing de-socialization, we believe gamers are seeking new ways to deepen their bonds to each other and their preferred form of entertainment. Our community platform provides the tools to allow our players around the world to compete, socialize, share and spectate amateur esports gameplay.

Milestones and Key Performance Indicators (“KPIs”)

We have continually strengthened our brand and platform by:

●
developing our proprietary, highly automated community, tournament and broadcast system;

●
launching our City Club League consisting of 16 city-based teams across the U.S. supported by a fleet of installed gaming auditoriums;

●
expanding our North American and international venue footprint through strategic partnerships with TopGolf, Wanda Cinemas and ggCircuit’s network of gaming center partners;

●
executing brand partnerships with sponsors such as Logitech and game publishers such as Tencent;

●
growing our registered player base and deepening engagement through loyalty and revenue generating subscription programs;

●
growing audience through our branded digital channels of Framerate, Minehut and SLG.TV to expand sponsorship and advertising inventory for premium content monetization;

●
securing 38 protected logos and wordmarks domestically, collectively, and two logos and wordmarks in China for our master brand and 16 of our City Clubs; and

●
establishing three patent families in the U.S. around multi-player gameplay and visualization.

The KPIs driving our business model are related to scalable offers across our scaling footprint of destinations and access to players. The significant growth we achieved in 2019 was a function of the advancement of our technology platform, expansion of our venue networks and game title library, and the acceleration of our audience growth through the expansion of our digital network of online gameplay and viewing channels.

Our Customer Key Performance Indicators

	2017	2018	2019
Venues (1)	20	34	500+
Game Titles (2)	2	4	10+
Registered Users (3)	43,000	300,000	950,000
Annual Views (4)	-	1,000,000	120,000,000
Engagement Hours (5)	61,000	175,000	15,000,000

____________________

(1)
Venues represent unique venues where a Super League experience has been activated and which continue to be part of our current network of venues for future activations.
(2)
Game titles represent game titles which have been incorporated into a Super League experience.
(3)
Registered users represent individuals who have registered on our platform, providing applicable identifying information, that have engaged with our platform at some point.
(4)
Annual views represent number of views of our video content which is distributed on several platforms.
(5)
Engagement hours represent time spent engaging with Super League in the form of participating in our experiences, viewing our content, and/or spending time on our website.

Our Platform

Our proprietary cloud-based platform provides amateur gamers a modernized way to connect, play and view games in real-time and on-demand. We believe our platform will become central to the esports ecosystem and allow us to capture a significant portion of our players’ gameplay hours and share-of-wallet for greater lifetime value. Our platform aggregates a diverse audience of gamers across multiple game titles and provides users with access to online, in-person and hybrid competitive experiences and broadcasts that are accessible to a broad range of ages and demographics. Through our platform, we have three core components that enable differentiated and immersive gameplay at scale for both online and in-person experiences.

Super League’s Scalable Technology Components

Industry Overview

The consumer appetite for esports continues to grow at a rapid pace with passionate fans across the globe. According to Statista, the overall value of the global gaming market could reach approximately $180.0 billion by the end of 2021, representing an estimated increase of 18.0%, or $27.9 billion from 2019. Key trends fueling this growth include:

●
the rise of live streaming and do-it-yourself content;

●
game design that is inherently competitive;

●
increased accessibility through cloud-based gaming and 5G broadband;

●
the further establishment of professional esports teams and leagues; and

●
multi-generational and mass participatory gaming.

In particular, the professional esports industry is growing quickly, evidenced through new leagues, teams and broadcast distribution channels, and this growth is attracting high-profile esports investments from brands, media organizations and traditional sports rights holders. As professional esports player salaries and the value of broadcast media rights have risen substantially, there is large unmet demand at the amateur level for competitions and viewing content, which, for esports fans, is predominantly consumed through live streaming and over-the-top (“OTT”) channels. The following data points illustrate the vast growth opportunity for global esports:

The esports audience is already comparable to leading entertainment platforms, with gamers and viewer numbers in the hundreds of millions.

Esports, a term generally used to refer to competitive video game play by professional players, have been around for as long as the video game industry itself. However, recent growth in the gaming audience and player engagement has elevated esports into mainstream culture with a massive global following that, in some instances, exceeds the monthly audience of large professional sports leagues. The following chart reflects the monthly average audience size in 2017 for the four largest professional sports leagues, as compared to the global monthly esports audience in 2017:

Source: Goldman Sachs: The World of Games- esports- From Wild West to Mainstream, June 26, 2018. Figures reflect global monthly average audience sizes in 2017.

The esports audience is also young, digital and global. Is it estimated that more than half of esports viewers are in Asia and 79% of viewers are under the age of 35 (Goldman Sachs Esports Equity Research, 2018). In addition, online video sites like YouTube Gaming and Twitch have larger audiences than HBO, Netflix and ESPN combined, as shown below:

Source: Goldman Sachs: The World of Games- esports- From Wild West to Mainstream, June 26, 2018. Amounts reported for each platform represent annual audience figures data as of the end of 2016.

Moreover, there is still a vast opportunity for audience growth in esports with the introduction of new game titles and increasing popularity of online gaming content.

●
A portfolio of just a few top tier game titles can bring access to hundreds of millions of gamers, as the estimated monthly active users (“MAU”) for Fortnite, League of Legends and Minecraft is 125 million, 100 million and 74 million, respectively (Statista and Microsoft, 2018).

●
In 2018, approximately 560 billion minutes of esports were viewed on Twitch , an increase of 58% year-over-year (TwitchTracker.com).

Demographics centered on the highly sought after, younger segments.

Video games have a positive social impact.

●
70% of parents believing gaming “has a positive influence on their children’s lives” (Electronic Software Association, 2018).

●
Esports enthusiasts, on average, have higher college graduation rates and average household incomes, with 43% earning greater than $75,000 per year, relative to traditional sports fans (Mindshare, Esports Fans: What Marketers Should Now, 2016).

Revenue potential is valued at billions of dollars, is broad based and growing rapidly.

●
Recent reports show a “$15 billion blue sky revenue opportunity” for professional esports due to the highly engaged and untapped fanbase (Merrill Lynch Interactive Report, 2018).

●
Gaming video content is estimated to be a $4.6 billion market with more viewers than HBO, Netflix, ESPN and Hulu combined (SuperData Research, 2017).

●
In 2017, gaming revenues eclipsed all other major entertainment categories.  Gaming revenues in 2017 totaled $116 billion, as compared to television revenues of $105 billion, film box office revenues of $41 billion and digital music revenues of $17 billion (Newzoo forecast for gaming revenue, Statista for TV and global box office revenue, IFPI actual data for global digital music revenue, Reuters Plus June 2018).

●
Currently, an estimated 40% of professional esports revenues come from brand and media sponsorships (endemic and non-endemic) and 19% from media rights, with the latter expected to grow to 40% by 2022 (BofA Merrill Lynch Global Research, 2018).

Our Opportunity

Despite the significant growth potential outlined above, there are several key challenges facing stakeholders in the esports landscape:

●
Mainstream Competitive Gamers are a highly fragmented, often anonymous community with limited ways to find gamers of similar skill-level and gaming interest online and locally. In addition, the lack of a recreational esports infrastructure results in few experiences with no clear path to the professional esports level for players who wish to develop and test their skills while forging social connections.

●
Game Publishers must find alternative methods to attract new gamer audiences to their game titles and offer premium experiences that drive greater gamer retention. The lack of diversity in gaming, along with increased competition amongst titles, requires marketing partnerships to extend the lifecycle and franchise value of their intellectual property.

●
Venue Operators, including restaurants and retailers, must grow same-store sales in order to capture new sources of foot-traffic and deeper customer loyalty. Millennials and Generation Z generally value experiences, but tend to purchase more content and products online, making them an attractive demographic to widen a venue’s customer base and improve asset utilization.

●
Sponsors and Advertisers are limited in their channels to reach the “cord cutting” Generation Z and Millennials due to the increasing fragmentation of content distribution and use of advertising-blocking technology. Given these demographic groups consume most content online, brands are challenged to target these audiences in an authentic way and achieve efficient marketing spend.

●
Professional Esports Teams and Owners have made significant investments in their teams and must rapidly develop a fanbase to achieve franchise values similar to traditional sports teams. However, there is no formal structure to identify the next generation of esports professionals to build their long-term rosters to support long-term fan loyalty.

Super League’s Solution for Esports Ecosystem Stakeholders

 Our platform offers the following solutions for these key stakeholders:

●
For Mainstream Competitive Gamers, our software platform enables online and in-person player connections and a league-based structure that provides participants and spectators with a unique lens on local, recreational esports. We will continue to grow our digital network to bring large audiences to view this derivative gameplay and entertainment content through both our own proprietary network and third-party content channels.

●
For Game Publishers, our platform introduces their game titles to new audiences and drives retention by providing an immersive, premium way to play games, leading to deeper player engagement. Through our data analytics, we believe we will become a central component to new game development and launches, and will have the ability to drive cross-game behavior across a wide portfolio of game titles.

●
For Venue Operators  we provide access to our platform in order to operate esports experiences that enable these enterprises to attract new foot traffic, improve day-part utilization and drive same-store sales. In addition, we expect to provide venue operators with predictive customer activity information for more targeted offers to existing customers and our users.

●
For Sponsors and Advertisers, our platform provides a highly targeted marketing channel that offers a relevant path for brands to build affinity with the hard to reach, yet highly sought after, Generation Z and Millennial demographics. Based on our player data, we will have the ability to target audiences based on our preferred game titles and other profile information for more efficient marketing spend.

●
For Professional Esports Teams and Owners, we cultivate the future professional esports fanbase through recreational competitive youth and young adult leagues, while providing an amateur feeder system as a path to the professional leagues. Looking forward, we will have a comprehensive set of data and tools to provide player analytics and progress skill levels.

Our Amateur Esports Capabilities

Super League is an “always-on” operation with scalable technology and deep experiential capabilities to deliver a unique and differentiated player and spectator experience for the competitive video gamer. The breadth and diversity of our offers speak to a wide array of gamers, irrespective of game title. Our value propositions are:

●
Public-facing gamer persona that connects our players to our community for rankings and recognition: Users can create a gamer profile that provides key gamer information, such as their unique game title identification, enabling us to manage player matchmaking, tournament gameplay and statistics tracking. Player results are dynamically updated on individual profile pages, along with national and local leaderboards.

●
Premium, immersive gameplay experiences online and in-person: Players can join highly accessible, free-to-play, online experiences on superleague.com and Minehut which offers both social and gameplay elements. Players wanting a heightened social and competitive experience can take their participation to one of our retail partner venues for advanced gameplay.

●
City Clubs enabling local community and connections: Through our City Club footprint, we offer digitally native gamers an opportunity to deepen social connections through in-person experiences. City Clubs not only enable our seasonal competitions, but also act as a unifying local umbrella across game titles, age groups and skill levels. Available in 16 major U.S. cities and expanding domestically and into Canada, Mexico and China, our owned and operated City Clubs enable civic pride for esports which is currently unavailable to everyday gamers.

●
Esports viewing content from a unique perspective: Our user-generated content platform coupled with our cloud-based broadcast tools offer a variety of competitive and entertainment content and across our digital video channel network. Additionally, these automated tools allow for a real-time, in-venue livestream which provides an interactive and contextualized birds-eye perspective for a more immersive spectating experience. From watching livestream gameplay and original story-driven content to gamers sharing their highlight reels on our Framerate social channels, players, their family and friends can engage in the full competitive experience.

●
Consumer subscription and exclusive member benefits: Players can earn rewards for both the length and quality of their gameplay and gain exposure on national and local leaderboards. All participating players can earn a basic level of loyalty points for prizing redemption locally in-venue. Players who upgrade to our paid monthly subscription offer enjoy additional benefits including the ability to earn points faster, access to exclusive competitions and the Super League global prize vault, and added benefits from our brand sponsors.

A Sample of Super League Consumer Offers

●
Super League Prime: Our beta consumer subscription offer launched in December 2019 focuses on PC-players in our gaming center venues network and offers accelerated loyalty benefits and exclusive experiences for $5.00 per month. We intend to expand this offer across new platforms including mobile and console games as well as bring the offer into the home environment.

●
Minehut: Attracting younger gamers, Minehut is an ‘always on” social and gaming portal for hundreds of thousands of avid Minecraft players. The COPPA compliant platform offers a way for parents to secure private spaces for their children’s gameplay to control who they are playing with along with offering a unique marketing channel for age-appropriate content.

●
Framerate: Targeting more competitive, young-adult gamers, Framerate, a set of social channels, along with our superleague.com video portal enable any gamer playing any game, anywhere to submit their own user-generated highlight reel for recognition. Once submitted, the content becomes ours to promote, repackage and monetize across our digital and physical network. Combined with our proprietary digital channels, we generate tens of millions of monthly views providing a marketing channel for sponsors and advertisers to authentically reach gamers.

●
SLG.TV: Focused on the widest breadth of gamers across all genres, ages and skill levels, SLG.TV offers esport competitions and entertainment programming following the leagues, the teams, and players. Content is available in both livestream and on-demand video on superleague.com along with our branded Twitch, YouTube and Facebook channels.

●
City Champs: Built on the foundation of our owned and operated City Clubs, our signature, elite league, City Champs, is offered in seasonal formats across various game titles. Players compete in intra-city competitions to earn the right to represent their hometown in city versus city battles for the ultimate amateur esports experience.

Super League’s City Clubs

Our Scalable Technology Platform

Our technology platform represents an important intellectual property asset for our Company.  It consists of various custom developed components that come together in uniquely configured ways to deliver scalable competitions, experiences and content opportunities.

Our platform is focused on the customer journey and player discovery. Gamers are introduced to Super League through our online digital channels and marketing or through our distributed network of venue partners, at which point they are encouraged to register for their profile and/or for an event through superleague.com or through our direct interface on the gaming screen at our gaming center partner venues. Once registered for an experience, gamers have many touchpoints for further engagement. First, they log back into superleague.com or their venue gaming screen to get matched into teams, managed through tournaments and initiate gameplay so we can capture relevant content including statistics for leaderboard management. This as well leads to livestream or on-demand broadcasts in-venue or digitally offering integration of dynamic leaderboards, statistics and tournament-specific content including brand sponsor integrations, local team information, instructional tips and other pertinent content. Next, they can continue to engage post-game through the sharing of highlights and monitoring of their statistics on persistent leaderboards along with participating in our social forums.

  Super League’s Consumer Portal Example

Early in our inception, we utilized a local hardware solution to create interactive physical spaces, to create in-person gaming experiences for mainstream competitive gamers. We had two opportunities ahead of us for both scale and differentiation. Firstly, we created a second-screen perspective that would make the experience more immersive for players and entertaining for spectators much like professional sporting events resulting in our proprietary Heads-Up-Display (“HUD”) for a stadium screen experience. Secondly, we moved our platform to the cloud for scale, and now offer a wide use of our platform to operate Super League experiences by leveraging the infrastructure, operations and marketing of an established retail venue network.

 Super League’s HUD Experience

Our proprietary visualization and broadcast system, which provides compelling livestream content delivery, automates and scales various gameplay processes and functions that would otherwise need to be accomplished manually.  These processes and functions primarily include ways to ensure that visualizations of gameplay and other value-added data and graphics are both captured and delivered efficiently and timely.  For example, our proprietary software is used during our experiences to ensure that we are showing the most interesting aspects of gameplay, as well as switching to matches that are most relevant to the competition.  Further, we use computer vision to glean key events, graphics or data from the game screen, especially when the game publisher might not make such information available via an API.  We intend to improve upon our use of computer vision in our automated technology to continue to provide differentiated gameplay and spectating experiences. Our virtual, intelligent and automated production booth for real-time, high quality esports entertainment broadcasts is illustrated below:

Super League’s Virtual Production Booth Capability

In addition to the customer facing experience and broadcasting functionality, our platform offers digital consumer features that allow us to aggregate and serve communities of players across locations and game titles with a common set of player features including gameplay, matchmaking, leaderboards and statistics, personal profiles, chat, loyalty and rewards, and video portal sharing and viewing among others. More specifically, our proprietary matchmaking software, “The Arena,” extracts player and game data that allows us to create a variety of competitive formats with deeper stratification. The Arena enables players to find and compete with others of a similar skill level and/or geography in an automated way. Our competitions can test certain skill levels, player positions or team pairings and becomes a rating system that brings more depth to the overall gaming experience.

Furthermore our platform enables digital tools for scale including, but not limited to data services, event creation and management, ecommerce, advertising technology, COPPA compliance, search engine optimization, email and mobile marketing, and our HUD automated, production and streaming technology. With respect to data services, the platform ingests from multiple data sources, including game publisher application programming interfaces (“API”), and offer a wide variety of gameplay experiences across multiple environments, often simultaneously, with a vast array of resulting content publishing opportunities.

Super League Monetization

The fundamental drivers of our monetization are creating deep community engagement through our highly contextualized, local experiences that, when coupled with the critical mass of large digital audiences, provides the depth and volume for premium content and offer monetization that is differentiated from a more traditional, commoditized advertising model. The powerful combination of our physical venue network and digital programming channels, with Super League’s platform as the hub, creates the opportunity for not just a share of the player’s wallet, but also the advertiser’s wallet.

Prospective players and viewers are introduced to Super League through six primary channels that feed our customer funnel, consisting of:

(i) top-tier games titles that provide access to communities in the hundreds of millions;

(ii) continued press and public relations activities that drive brand awareness;

(iii) generation of interest and audience development through SLG.TV, Framerate and Minehut;

(iv) retail venue partners that provide geographic coverage and access to built-in customer bases;

(v) brand sponsors who amplify our sales and marketing through their own customer and social reach; and

(vi) brand ambassadors and user referrals that drive organic word-of-mouth advertising for deeper engagement, and round out the integral feedback loop for a network effect.

In addition to these channels, we also market our community and platform through in-game promotion, search engine optimization, online advertising, social influencers, e-mail marketing and established gamer chat forums such as Discord, to enhance customer acquisition.

Gamer Monetization: Direct to Consumer Offers

Gamers typically begin their relationship with Super League by viewing content on our digital network, registering an email address, and/or by participating in a free-to-play experience. Users become more engaged by creating a profile to join our network of players and share more information about their gaming interests, geographic location and other attributes. Joining Super League is free, but we do monetize gamers as activity grows with paid experiences in the form of tournament fees, merchandise sales, and our newly introduced monthly subscription program.

For our pilot subscription offer, Super League Prime, we are targeting PC gamers in our gaming center partner locations. This segment not only represents our most competitive set of gamers, but also provides a captive, highly engaged audience for which we can fine tune the offer eventually extending it into alternative venues, including the home, and across console and mobile gamers. Players in these gaming centers can sign up for Super League’s basic level of membership through a direct interface between the local gaming screen and superleague.com. This free offer entitles them to earn and redeem Super League Points (“SP”) for local gaming rewards as well as create a basic public-facing profile to track stats and align with their City Club.

Players who wish to upgrade to our paid monthly subscription offer, Super League Prime, will receive accelerated SP earning power for redemption in our proprietary global rewards vault, access to exclusive competitions and prizing, and discounts from brand partners. Set at an affordable price-point with free trial, Super League Prime is offered at $5.00 per month with an estimated value of $50.00 and $60.00 in annual revenue per subscriber in the future. As we continue to expand our City Club network, we will create a more direct connection between the local our signature City Champs league, and the growing set of hometown venues which support our social and competitive experience.

Content Monetization: Brand Partnerships, Sponsorships and Advertising

The highly sought after Millennial and Generation Z audience is increasingly difficult for brands to reach due to the proliferation of new content distribution channels, ad-blocking technology and a sentiment against overt marketing and promotion. This difficulty is compounded by the limited ways to directly reach gamers, given game publishers control of in-game content. Our ability to uniquely aggregate a diverse user base across age ranges, skill levels and game titles can direct authentic brand integrations to our players in a targeted way. We stand for inclusive, positive gameplay and believe that our brand is at the forefront in the mainstreaming of esports which provides a positive access point for both endemic and non-endemic brands to enter the category.

Historically, our largest revenue stream comes by way of brand sponsorship, and we have been able to monetize our content largely through larger scale partnerships with brands and game publishers by way of:

●
Master brand sponsorships covering all appropriate game titles and subscription types, providing our brand partners with promotion opportunities through our online and in-person offerings for targeted, deep engagement along with user benefits specific to the sponsors’ products and offers including discounts, free trials, and exclusive content and experiences.

●
Tournament and game specific sponsorships, allowing brands to more narrowly target specific age ranges, game genres and other demographic objectives.

●
City Club sponsorships, allowing regional and local brands to participate in geo-targeted promotion to cultivate unique gamer lifestyle brands within our City Club metropolitan areas.

●
Digital programming sponsorships enable brands to achieve wider reach through our broadcast distribution network, including our proprietary channels of Minehut and Framerate along with our in-venue screens, for both mainstream esports players and spectators.

●
Tailored experience-specific sponsorships, providing brands with an opportunity to design unique experiences and content for deeper integration and wider media distribution.

Throughout 2019, we significantly increased our audience through viewership and registered users creating a larger level of advertising inventory we can now make available to brands and advertisers. We have developed in-house capability to monetize this added inventory and expect to extract additional revenue from this large volume of distributed content through advertising income. We expect to continue to grow brand and media partnerships across various vertical categories, in order to attract both brands that are already deeply committed to esports and brands just entering the esports space and seeking a mainstream, safe brand partner and entry point. Our core differentiator is our ability to provide sponsors and advertisers with very precisely targeted, high quality and authentic brand integrations that deliver premium costs per impressions (“CPM”) advertising rates.

Our Strengths

We differentiate ourselves from potential competition by being a game and location agnostic software platform with a material network of physical venues, digital programming channels and established brand partnerships that ultimately aggregate a gaming community, with whom we have a direct relationship, and their content. Our core strengths include the following:

●
Game Publisher Agreements provide access to existing user bases via strategic partnerships with some of the largest game publishers. These partnerships bring players into our customer funnel and draw subscription interest. Our ability to interact with this highly attractive, engaged user base draws brands and sponsors to us to reach this otherwise hard-to-reach demographic.

●
Proprietary and Curated Content, reaching in the tens of millions of hours being generated through our platform per year, provides us with a unique perspective and library of recreational esports content. This content is currently absent from the esports ecosystem and is highly complementary and valuable to the needs of large on-demand and streaming video providers. Furthermore, the majority of this content is user-generated (“UGC”) with no production costs and can be easily ingested into our library via tools on our platform.

●
Patent-Pending Technology allows for unique, intelligent content capture enabling us to display the most relevant gameplay activity in real time and broad visualization of active gameplay to facilitate maximum scale of interactive, in-person gaming, broadcast experience, and content monetization.

●
Over Five Years of Brand and Technology Development provides us a strong, distinctive lead on followers with no obvious competitors in the holistic community, league operations and media platform category that also currently and directly own the relationship with the gamer.

●
A Diverse Set of Enterprise and Commercial Revenue Streams enabled by a pure platform play that protects us from the risk of online-only offers subject to commoditization and advertising revenue dependency and work-for-hire tournament operators.

●
A Growing Player and Viewer Base approaching critical mass that when coupled with highly customized gaming and viewing experiences allows us to capture a global, highly engaged, yet somewhat elusive community that will provide many new ways to monetize over time.

●
Creation of Intangible Brand Value in the quality of our offer, game titles, brand partners and investor base that validates our trusted, premium brand and distinctive positioning to drive value in the fragmented, burgeoning esports landscape.

Our Growth Strategy

Our core strategy is to pursue initiatives that promote the viral growth of our audience and player base, and in doing so, drive subscription, sponsorships, advertising and other new revenue streams. Our customer acquisition and retention funnel provide the primary lens for community growth, engagement and long-term brand equity.

●
Viewer Growth and Network Effect is driven organically through compelling user-generated content supplemented by direct marketing, partner and influencer promotion, and search engine optimization. We believe the most efficient customer acquisition, however, will come through organic word of mouth and other customer-based referrals through the establishment of hometown venue and city clubs.

●
Mutually Beneficial Relationships with Game Publishers, along with our game-agnostic platform interface, allow us to access large, built-in customer bases from game titles amassing access to hundreds of millions of MAU and offering enhanced competitive gameplay experiences to deepen their connection to the game titles. In some cases, we offer integrated launches with game publishers where they are paying us to create leagues and offering direct marketing to their communities.

●
Strategic Retail Venue Partnerships allow us to reach domestic and international scale by leveraging the infrastructure, operations and marketing efforts of our retail venue partners to create daily, weekly and monthly in-person experiences and persistent gameplay and leaderboards with competitive gamers to drive more users and content through our platform.

●
Brand and Media Partnerships, which often include commitments to promote our brand events and content across their social channels outside of our events and platform, have the potential to extend the utilization of our platform by leveraging the reach of our partners’ existing broadcast, social and customer loyalty programs which, in turn, can extend our audience reach and potentially drive more gamers and viewers to our amateur esports gaming content and technology platform.

●
International Expansion will continue to enable us to access the massive global scale of gamers worldwide and unlock greater brand sponsorship and advertising revenue opportunities through global audience development along with consumer monetization.

●
Opportunistic Acquisitions. We intend to pursue one or more opportunistic acquisitions that will allow us to add complementary users, revenues, and/or technology components to accelerate our recreational esports offerings and viewer and player base and further enhance our revenue growth.

Intellectual Property and Patents

Similar to other interactive entertainment and esports companies, our business depends heavily on the creation, acquisition, licensing, use and protection of intellectual property. We have developed and own various intellectual properties, including pending and issued trademarks, patents, and copyrights.  For example, each of our City Clubs have pending trademarks related to naming and logo. We also have obtained licenses to valuable intellectual property with game publishers.  We leverage these licenses and service agreements to operate online and location-based competitions, and in parallel, use them to generate a wide array of content.

To protect our intellectual property, we rely on a combination of patent applications, copyrights, pending and issued trademarks, confidentiality provisions and procedures, other contractual provisions, trade secret laws, and restrictions on disclosure. We intend to vigorously protect our technology and proprietary rights; however, no assurances can be given that our efforts will be successful. Even if our efforts are successful, we may incur significant costs in defending our rights. From time to time, third parties may initiate litigation against us, alleging infringement of their proprietary rights or claiming they have not infringed our intellectual property rights. See the section entitled “Risk Factors” for additional information regarding the risks we face with respect to litigation related to intellectual property claims.  As of the date hereof, we have filed three nonprovisional patent applications, all of which are currently pending, and various trademark applications, some granted and most of which are currently pending, covering our technologies and brands, as more specifically set forth below. We intend to file additional applications for the grant of patents and registration of our trademarks in the United States and foreign jurisdictions as our business expands.

Our patent applications relate to creating unique, place-based visual experiences.  These experiences manifest via display by web streams of gameplay in combination with related textual, graphical, and video content targeted for consumption by players and spectators alike.  In order to achieve visualization of certain games (e.g., Minecraft or Clash Royale), we have developed technology that places a “managed” character into these games for the purpose of capturing and sharing the first-person perspective that is created.  We also filed a patent application for certain bleeding edge virtualization technologies that allow us to generate visualizations from the cloud. Instead of requiring complex and expensive local installation of hardware to enable the place-based experience, we use this technology to create web streams of all gameplay and supplementary content.  The effect of this capability is to dramatically reduce the barrier to entry for venues of all types to participate in Super League experiences.

Operations

With over 5,000 experiences completed since 2015, we have a broad understanding of the requirements to deliver online and in-person competitions from an operations, technology and customer support perspective.  With our national venue fleet and contractor network, we established training and protocols for new brand ambassadors and venue operators for scale. Our operations network includes the following:

●
Action Squad serves as an extension of Super League’s experience team on an as needed basis and is responsible for logistics at some local venues and facilitating an engaging and fair player experience. The team, comprised of approximately 175 contract-based members, has been interviewed and trained by Super League.

●
Our Customer Service Team uses Zendesk to manage customer inquiries that come from various channels including email, web forms, and Facebook. We run a 24-hour email and ticketing escalation system and support live chat during normal business hours and experiences. Our customer service team includes on-site staff and remote contractors that can scale based on the number of simultaneous gameplay experiences.

●
The NOC is equipped with tools to streamline issue resolution while accommodating a large volume of simultaneous gameplay experiences. All locations are set up with remote monitoring of the LAN and player device performance alerting for real-time customer service and technical escalations. The technicians are scaled on demand depending on the number of experiences run simultaneously using remote, real-time network and tournament monitoring.

Our Values and Company Culture

Super League is a player-first company, a credo embraced by every employee. We are committed to enhancing and celebrating the player experience by providing gameplay formats, competitive frameworks, technical stability, content, information and customer support that exceed player expectations.

Having produced more than 5,000 experiences over more than five years in locations ranging from movie theatres to restaurants, and retail stores to LAN centers to esports arenas, Super League specializes in delivering positive experiences to a wide range of demographic audiences that bring players and their families and friends a sense of genuine belonging to a peer group that understands them and shares their passions.

Employees and Labor Relations

As of December 31, 2019, we had 55 full-time and full-time equivalent employees. Additionally, we occasionally enter into agreements with contractors, on an as-needed basis, to perform certain services. As of December 31, 2019, four of our full-time employees were subject to fixed-term employment agreements with us, and all other employees served at-will pursuant to the terms set forth in their offer letters.

We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

Governmental Regulation

Our online gaming platforms, which target individuals ranging from elementary school age children to adults, are subject to laws and regulations relating to privacy and child protection. Through our website, online platforms and in person gaming activities we may monitor and collect certain information about child users of these forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet, such as COPPA. COPPA sets forth, among other things, a number of restrictions related to what information may be collected with respect to children under the age of 13, as the kinds of content that website operators may present to children under such age. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from individuals, particularly in relation to an individual’s personally identifiable information (e.g., credit card numbers). We employ a kick-out procedure during user registration whereby anyone identifying themselves as being under the age of 13 during the process is not allowed to register for a player account on our website or participate in any of our online experiences or tournaments without linking their account to that of a parent or guardian.

In addition, as a part of our experiences, we offer prizes and/or gifts as incentives to play. The federal Deceptive Mail Prevention and Enforcement Act and certain state prize, gift or sweepstakes statutes may apply to certain experiences we run from time to time, and other federal and state consumer protection laws applicable to online collection, use and dissemination of data, and the presentation of website or other electronic content, may require us to comply with certain standards for notice, choice, security and access. We believe that we are in compliance with any applicable law or regulation when we run these experiences.

Cost of Compliance with Environmental Laws

We have not incurred any costs associated with compliance with environmental regulations, nor do we anticipate any future costs associated with environmental compliance; however, no assurances can be given that we will not incur such costs in the future.

ITEM 1A. R ISK FACTORS

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Industry

We have incurred significant losses since our inception, and we may continue to experience losses in the future.

We incurred net losses of $30.7 million and $20.6 million during the year ended December 31, 2019 and 2018, respectively.  Noncash expenses (excluding depreciation and amortization of fixed and intangible assets) totaled $16.2 million and $8.9 million for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $85.8 million. Moreover, the report of our independent registered public accounting firm to the financial statements for our fiscal year ended December 31, 2019, included elsewhere herein, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and cash used in operating activities raise substantial doubt about our ability to continue as a going concern. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

We are focused on expanding our service offerings and revenue growth opportunities through internal development, collaborations, and through one or more strategic acquisitions. Management is currently exploring several alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships or other forms of equity or debt financings.

We intend to continue implementing our business strategy with the expectation that there will be no material adverse developments in our business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could have a material adverse impact on our activities, including (i) reduction or delay of our business activities, (ii) forced sales of material assets, (iii) defaults on our obligations, or (iv) insolvency. Our planned investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate revenue sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and/or sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not contain any adjustments which might be necessary if we were unable to continue as a going concern.

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

During the year ended December 31, 2019 and 2018, (i) five customers accounted for 69% of our revenue and three customers accounted for 74%, respectively, (ii) one customer accounted for 70% and three customers accounted for 96% of accounts receivable, respectively, and (iii) one vendor accounted for 21% and three vendors accounted for 43% of accounts payable, respectively. The loss of or a substantial reduction in activity by one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations.

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

We currently do not have definitive license agreements in place with game publishers for the use of certain of the game titled played on our platform, as these publishers currently permit us to integrate the specifications of the game title with our technology. We may not ever enter into license agreements with these parties in the future, instead continuing our relationship with these game publishers without a license agreement. These game publishers may unilaterally choose to discontinue their relationship with the Company, thereby preventing us from offering experiences on our platform using their game titles, as the case may be. Should those game publishers choose not to allow us to offer experiences involving their respective game titles to our users, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our gamers may decrease, which could materially and adversely affect our results of operations and financial condition.

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

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels for which we may distribute our content, amateur league tournaments and competitions, including Twitch, YouTube and ESL.tv. Our success also depends on our ability to accurately predict which channels and platforms will be successful with the esports gaming community, our ability to develop commercially successful content and distribute via SLG.TV, which is presently available on Twitch, amateur tournaments and competition for these channels and gaming platforms and our ability to effectively manage the transition of our gamers from one generation or demographic to the next. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our amateur gaming tournaments and competitions on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and gamers away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing amateur tournaments or competitions is lower than our expectations, we may be unable to fully recover the investments we have made, and our financial performance may be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

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

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our business.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (COVID-19). The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause a decrease to the attendance of our in person gaming experiences, or cause certain of our partners, such as Wanda Theaters in China, to avoid holding in person events. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause members of our Action Squad, in whom we rely to manage the logistics of our in person experiences, or on-site employees of partners to avoid any involvement with our in person experiences or other events, which would adversely affect our ability to hold such events. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore adversely affect our business, financial condition and results of operations.

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

●
   Our systems and operations are also vulnerable to damage or interruption from:

●
 power loss, transmission cable cuts and other telecommunications and utility failures;

●
 hurricanes, fires, earthquakes, floods and other natural disasters

●
 a terrorist attack in the U.S. or in another country in which we operate;

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

 A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities and proceeds received from the issuance of convertible debt, as described herein. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, to fund our planned operations.

Accordingly, our results of operations and the implementation of our long-term business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of COVID-19. The most recent global financial crisis caused by COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our obtain additional capital from the capital markets. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we operate.

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

Because the applicability of the exclusive forum provision is limited to the extent permitted by law, we believe that the exclusive forum provision would not apply to suits brought to enforce any duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”), any other claim for which the federal courts have exclusive jurisdiction or concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

Risks Related to our Common Stock

Although our common stock is listed on the Nasdaq Capital Market, our shares are likely to be thinly traded for some time and an active market may never develop.

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

The trading price of our common stock following our offering may fluctuate substantially and may be higher or lower than the initial public offering price. This may be especially true for companies with a small public float. The trading price of our common stock following our offering will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid in the offering. Factors that could cause fluctuations in the trading price of our common stock include:

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our offering. If the market price of our common stock after our offering does not exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment.

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

We could be an emerging growth company for up to five years following the completion of our offering. Our status as an emerging growth company will end as soon as any of the following takes place:

●
the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

●
the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●
the last day of the fiscal year ending after the fifth anniversary of the completion of our offering.

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the year ended December 31, 2019 and 2018, we recorded share-based compensation expense of $6.2 million and $3.9 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

We believe the granting of share incentive awards is important to our ability to attract and retain employees, and we will continue to grant share incentive awards to employees in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in approximately 4,965 square feet of office space at 2906 Colorado Avenue, Santa Monica, California 90404, which we occupy under a month-to-month lease agreement at $19,734 per month. In addition, we lease an additional 1,650 square feet on a month-to-month basis in the same complex to serve as a content studio at $5,197 per month.

We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we are not a party to any material legal or administrative proceedings. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “SLGG.”

Shown below is the range of high and low sales prices for our common stock for the periods indicated as reported by the Nasdaq Capital Market. Our common stock began trading on the Nasdaq Capital Market on February 27, 2019, and the following table reflects the high and low sales prices for our common stock subsequent to that date:

	High	Low
Fiscal Year Ending December 31, 2019
First quarter ending March 31, 2019 (beginning February 27, 2019)	$9.73	$6.27
Second quarter ending June 30, 2019	$9.28	$6.05
Third quarter ending September 30, 2019	$8.75	$3.90
Fourth quarter ending December 31, 2019	$4.99	$1.85

As of February 25, 2020, we had 160 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business. Therefore, we do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, capital requirements, general business conditions, and other factors that our board of directors deems relevant. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities.

Recent Sales of Unregistered Equity Securities

Conversion of Convertible Debt. On February 27, 2019, Super League completed its initial public offering of shares of its common stock, as described below. Concurrent with the closing of the initial public offering on February 27, 2019, in accordance with the underlying convertible debt agreements, all outstanding principal and interest of the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

In connection with the issuance of the convertible debt, we provided each holder with registration rights to register the shares of common stock issuable upon conversion, subject to certain limitations. In addition, the holders of the notes agreed to certain lock-up restrictions on the shares of common stock underlying the notes and the warrants that limited the ability of each holder to freely trade such shares during the 180-day period following the completion of the initial public offering.

Restricted Stock Units. In December 2019, we issued a total of 4,000 restricted stock units to two individual accredited investors in consideration for strategic sales and marketing services rendered to our company. No underwriters were involved in the foregoing issuance of securities. The securities were issued to an accredited investor in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Use of Proceeds

On February 27, 2019 (the “IPO Closing Date”), Super League completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which an aggregate of 2,272,727 shares were offered and sold at a public offering price of $11.00 per share, resulting in net proceeds of $22,458,000 after deducting underwriting discounts, commissions and offering costs of $2,542,000.The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We have and continue to use the net proceeds received from the IPO for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We have and may continue to use a portion of the net proceeds for the strategic acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors.

There has been no material change in the use of proceeds since our IPO, as described in our final Prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected financial data as of and for the years ended December 31, 2019 (“fiscal year 2019”) and 2018 (“fiscal year 2018”), set forth below, from our audited financial statements included elsewhere herein, and should be read in conjunction with those audited financial statements and related notes thereto, as well as the information found under the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Our historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year
	2019	2018
Statement of Operations Data:
Revenues	$1,084,000	$1,046,000
Cost of revenues	513,000	684,000
Gross profit	571,000	362,000

Operating expenses:
Sales, marketing and advertising	4,488,000	4,319,000
Technology platform and infrastructure	4,520,000	4,183,000
General and administrative	12,333,000	8,020,000
Total operating expense	21,341,000	16,522,000
Loss from operations	(20,770,000)	(16,160,000)

Other income (expense), net	(9,909,000)	(4,467,000)
Net loss	$(30,679,000)	$(20,627,000)

Net loss per share:
Basic and diluted	$(3.89)	$(4.48)
Weighted average common shares used to compute net loss per share:
Basic and diluted(1)	7,894,326	4,606,961
  _______________

(1) All share and per share data has been retrospectively adjusted to reflect the one-for-three Reverse Stock Split, which was effected on February 8, 2019.

	As of December 31,
	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$8,442,000	$2,774,000
Accounts receivable	293,000	488,000
Prepaid expenses and other current assets	924,000	487,000
Property and equipment, net	239,000	531,000
Intangible and other assets, net	1,984,000	707,000
Goodwill	2,565,000	-
Accounts payable, accrued expenses and deferred revenue	1,004,000	858,000
Convertible debt, net	-	10,923, 000
Total stockholders’ equity (deficit)	13,443,000	(6,794,000)
____________________________

Factors Affecting Comparability:

●
Cash and Convertible Debt. Concurrent with the closing of our IPO on February 27, 2019, in accordance with the underlying agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

●
Noncash Stock Compensation Expense. Noncash stock-based compensation expense for the periods presented was comprised of the following:

	Fiscal Year
	2019	2018
Stock options	$3,573,000	$2,490,000
Warrants	2,182,000	1,400,000
Restricted stock units	370,000	14,000
Earn-out compensation expense	58,000	-
Other	34,000	39,000
Total noncash stock compensation expense	$6,217,000	$3,943,000

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Fiscal Year
	2019	2018
Sales, marketing and advertising	$635,000	$504,000
Technology platform and infrastructure	129,000	200,000
General and administrative	5,453,000	3,239,000
Total noncash stock compensation expense	$6,217,000	$3,943,000

Noncash stock compensation expense increased during fiscal year 2019 primarily due to certain performance-based options and warrants previously granted to certain executives, which vested upon the achievement of certain performance-based milestones, pursuant to October 2018 amended employee agreements and/or vesting conditions in the underlying equity grant agreements. Performance-based milestones included the completion of our IPO in February 2019 and other operational performance targets. During fiscal year 2019, 325,000 of performance-based stock options and warrants vested, resulting in noncash stock compensation expense of $2,766,000. Refer to Note 8 to the financial statements included elsewhere herein.

●
Convertible Debt Noncash Interest Expense. Interest expense for the periods presented primarily relates to the issuance of 9.00% secured convertible promissory notes, described below. As a result of the automatic conversion of the 2018 Notes (defined below) and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties. Further, as described below, the non-detachable conversion feature embedded in the 2018 Notes provided for a conversion rate that was below market value at the commitment date, and therefore, represented a beneficial conversion feature (defined below). The intrinsic value of the beneficial conversion feature on the IPO closing date, was approximately $7,067,000, and is reflected as additional interest expense in the statement of operations for fiscal year 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Report.

General

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a global leader in the mission to bring live and digital esports entertainment and experiences directly to everyday competitive gamers around the world. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles and owners/operators of a distributed footprint of venues, a network of digital social and viewing channels, and an association/organization of city-based amateur gaming clubs and teams. In addition to providing premium experiences by operating city-vs-city amateur esports leagues and producing thousands of social gaming experiences across North America and our ever-expanding international footprint, the Super League Network features multiple forms of content celebrating the love of play via social media, live streaming and video-on-demand, along with continuous gameplay and leaderboards. Inside our network is Framerate, a large independent social video esports network powered by user-generated highlight reels, and our exclusive proprietary platform Minehut, providing a social and gameplay forum for the avid Minecraft community. Through our partnerships with high-profile venue owners such as Wanda Theatres in China, and Topgolf and Cinemark Theatres in North America, along with ggCircuit, an esports services company that provides gaming center management software solutions and access to a global network of gaming centers, Super League is committed to supporting the development of local, grassroots player communities, while providing a global, scalable infrastructure for esports competition and engagement. We address not only a wide range of gamers across game titles, ages and skill levels, but also a wide range of content-capture beyond just gameplay. This positions Super League as more than a tournament operator; we are a lifestyle and media company focused on capturing, generating, aggregating and distributing content across the genre of all things esports.

Executive Summary

We believe Super League is on the leading edge of the rapidly growing competitive video gaming industry, which has become an established and vital part of the entertainment landscape. According to Reuters Plus, 2018, gaming is now the world’s favorite form of entertainment, as the gaming industry generated more revenue in 2017 than television, movies and music. At the professional level, thousands of professional players on hundreds of teams compete in dozens of high stakes competitions that draw significant audiences, both in person and online. In addition, the value of brand sponsorships, media rights and prize money continue to rise, as are professional team valuations and the purchase price for securing franchises in professional leagues.

With NewZoo reporting 2.6 billion gamers globally, we believe there is a larger opportunity for the world of mainstream competitive players who want their own esports experience. These amateur gamers are players who enjoy the competition, the social interaction and community, and the entertainment value associated with playing and watching others play. According to Nielsen Esports Playbook, 2017, competitive amateur gamers take part in over eight hours of gameplay and watch up to nine hours of esports-related content each week. We believe this is an under-served market that seeks their own opportunities for team-based play on real playing fields.

Super League is a critically important component in providing the infrastructure for mainstream esports that is synergistic and accretive to the greater esports ecosystem. Over the past five years, we believe we have become the preeminent brand for amateur esports by providing a proprietary software platform that allows our gamers to compete, socialize and spectate premium amateur esports gameplay and entertainment, both physically and digitally. We celebrate everyday competitive gamers and provide a differentiated way for players and spectators to unite around their city clubs and hometown venues for a better, more inclusive social experience not previously available. Not only do we offer premium amateur esports leagues and community, but we are able to leverage our derivative gameplay content to become a comprehensive amateur esports content network. As we expand our city clubs, partner venue network, breadth of game titles and reach into the home, we bring new players into our customer funnel to drive audience growth, and ultimately, consumer and content monetization.

In fiscal year 2019, management focused on the acceleration of development of the building blocks in place for our two primary revenue sources: (1) sponsorships and advertising revenues, the monetization of our content, and (2) direct to consumer revenues, or gamer monetization. Further, as detailed below, we further de-risked the business, achieving game title fluidity, venue diversity, and an enhanced and more scalable technology platform. We also established a premium advertising model for future monetization and expanded our sales team to facilitate delivery, launched our first effort at meaningful consumer monetization, and expanded globally, both digitally and physically.

We offer a variety of ways gamers can engage digitally across our Super League content network and our network of hometown venues serving as the playing fields for recreational esports. In the first quarter of 2020, we expanded our city-based gaming club and league system from 16 to 24 cities across North America, including Canada and Mexico, and we expect further expansion beyond North America in the future.

The fundamental drivers of our business model and monetization strategy are creating deep community engagement through our highly contextualized, local experiences that, when coupled with the critical mass of our large digital audiences, provides the depth and volume for premium content and offer monetization differentiated from a more traditional, commoditized advertising model. The combination of our physical venue network and digital programming channels, with Super League’s technology platform at the hub, creates the opportunity for not just a share of the player’s wallet, but also the advertiser’s wallet. We do this by offering brand sponsors and advertisers a premium marketing channel to reach elusive Generation Z and Millennial gamers and offering players ways to access exclusive tournaments, rewards and programming through our Super League consumer subscription offer and other consumer offerings.

Sponsorships and advertising revenues, the monetization of our content. Traditionally, we have created our own gameplay experiences to generate audience and content and attracted brand and sponsorship dollars to those offers. This continues to be a core source of revenue.

Our potential partners also include game publishers, retailers and brands across various categories who engage us to develop their own customized branded gameplay experiences, powered by our flexible gaming and content technology platform for their own customers.

Additionally, we can monetize our content commercially through advertising revenues on our own digital channels and by selling our content to third-parties.

Direct to Consumer - Gamer monetization. The second way we monetize content is through direct-to-consumer pay walls for access to premium digital and physical experiences and viewing content. We have historically offered a freemium model where consumers can join Super League for free-to-play, casual competitive experiences and charged for access to premium gameplay experiences. We intend to expand our breadth of consumer digital offers in 2020.

To date, our revenues have been weighted towards experience monetization, however we expect to see content monetization begin to emerge as a revenue opportunity.

Key Performance Indicators. We focus on five key performance indicators (“KPIs”), as outlined below, to assess our progress and drive revenue growth. The number of game titles and number of retail partner venues drive audience, introducing more players and spectators to Super League’s gaming and content platform. Growth in physical and digital experiences across a wider portfolio can increase the number of registered users, including subscribers, and number of gameplay hours which will have a significant impact on our content library. This focus on audience and content generation ultimately impacts our viewership, which has an amplification effect on potential revenue streams and customer acquisition.

We significantly outperformed the KPI goals we established at the beginning of 2019, setting us up for fiscal 2020 with a focus on accelerated revenue growth. During 2019, we achieved the following KPI related results:

●
Game titles: We ended fiscal 2018 with four game titles in our portfolio and as of the end of fiscal 2019, had over 20 game titles, including the addition of Capcom's Street Fighter® V: Arcade Edition during the second quarter of 2019 and Tencent America's Player Unknown's Battlegrounds Mobile (“PUBG Mobile”), during the third quarter of 2019. The increase in game titles reflects the flexibility of our technology platform and our platform’s ability to rapidly ingest game titles across a wide spectrum of game genres. Further, our digital content network, which features user-generated content submitted to us from any gamer, anywhere, has a limitless library of featured titles. The diversity of our portfolio differentiates us as a truly game-agnostic platform speaking to a wide spectrum of players and viewers.

●
Retail Partner Venues: While we are just seeding the build out and monetization of our retail footprint, our national-level announcements with Top golf and ggCircuit LAN centers, as well as our expanded agreement with ggCircuit, which allows us to expand internationally, provides us with access to hundreds of physical venue locations. We ended fiscal 2018 with 46 active venues and grew to over 500 total active venues as of December 31, 2019. Our domestic and global footprint establishes us as a leader in aggregating local esports fields for everyday competitive gamers.

●
Registered Users: We ended fiscal 2018 with approximately 300,000 registered users. During the year ended December 31, 2019, we increased our registered users by approximately 227%, to 980,000 registered users. This increase in registered users represents more gamers from whom we can gather user generated content and convert into subscribers and/or upsell into other paid offers.

●
Gameplay Hours: As of December 31, 2019, including our live gaming experiences and our expanding digital gameplay channels, we generated approximately 15.0 million hours of gameplay experiences, as compared to approximately 1.8 million full year 2018 gameplay hours. We are just beginning to explore the ways we can repackage and distribute this significant derivative content library for further monetization.

●
Viewership: Proving that we can attract viewers to our platform and leverage the audiences our brand partners provide, we generated 120.0 million views during fiscal year 2019, compared to our full-year 2018 views of 925,000, leveraging our own programming and experiences and the significant expansion of our audience reach in connection with the acquisition of Framerate. The increase in views resulted in the exponential growth of our monetizable advertising inventory. Additionally, our increase in views was achieved largely via user generated content submitted to us by our community, significantly limiting the production cost and overall investment required to achieve the growth in viewership in 2019.

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

The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We have and continue to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We have and may continue to use a portion of the net proceeds for the strategic acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Item I, Part 1A of this Report. Our management has broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from the IPO.

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the underlying agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

Acquisition of Framerate, Inc.

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

Framerate is a cross-platform esports social video network delivering the best in gameplay highlights, news and entertainment to today’s generation of video gamers. The company’s focus on user generated content and social distribution changes the way traditional esports video content is produced, distributed and shared by millions of esports fans worldwide. The acquisition of Framerate represents a strategic step in our audience-building efforts with an average of 15 million video views a month during the second half of 2019, built around everyday gamers uploading their personal esports highlight reels for recognition across our wide audience.

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

In addition to the issuance of the Closing Shares, the Merger Agreement provides for the issuance of up to an additional $980,000 worth of shares of our common stock at the same price per share as the Closing Shares (the “Earn-Out Shares”) in the event Framerate achieves certain performance-based milestones during the two-year period following the closing of the Acquisition, or June 6, 2021. Upon achievement of the applicable performance-based milestones, if any, one-half of the Earn-Out Shares will be issuable on the one-year anniversary of the Effective Date, and the remaining one-half will be issuable on the second anniversary of the Effective Date.

The Acquisition was approved by the board of directors of each of Super League Gaming, Inc. and Framerate, and was approved by the stockholders of Framerate. Refer to Note 5 to our financial statements included elsewhere herein for additional information about the Acquisition.

Expanded Agreement with ggCircuit, LLC

On September 23, 2019, Super League and ggCircuit, LLC (“ggCircuit”), an esports services company that provides gaming center management software solutions and other esports offerings, entered into an expanded commercial partnership agreement (“Expanded Agreement”) pursuant to which Super League became the primary consumer-facing brand within ggCircuit’s leading gaming center software platform, known as “ggLeap.” Under the terms of the Expanded Agreement, commencing with the November 2019 ggLeap software update release, the consumer facing components of ggLeap, including its leaderboards, its competitive seasons and its local loyalty programs, were rebranded as “Super League Gaming,” and are managed by Super League. ggLeap is a B2B software platform and B2C application created and owned by ggCircuit. ggLeap is licensed and distributed to owners and operators of video gaming centers throughout the world. It helps gaming centers manage the PCs in their venue, administer loyalty programs for local players, and provides the interface and local operating system through which players log into computers and launch all of their gameplay sessions within the gaming centers where ggLeap is deployed. The December 2019 software release included, the pilot launch of a consumer subscription offer, “Super League Prime,” through which players in gaming centers will be able to access special member benefits along with an underpinning global loyalty program for all in players to earn points and prizing for local rewards.

In consideration for the rights granted by ggCircuit to Super League, including the right to commercially exploit Super League Prime and to feature the “Super League Gaming” brand on the applicable ggCircuit customer platform, Super League paid an upfront fee of $340,000 and, commencing in the first quarter of 2020, will pay quarterly fees over the term of the Expanded Agreement ranging from $0 to $150,000, based on contractual revenue levels. Pursuant to the terms and conditions of the Expanded Agreement, revenues generated in connection with applicable activities under the Expanded Agreement will be shared between Super League and ggCircuit based on contractual revenue sharing percentages. The initial term of the Expanded Agreement commences on the effective date and concludes on the fifth anniversary of the effective date, subject to certain automatic renewal provisions. The upfront fee is included in intangible assets and other, net in the accompanying balance sheet and is being amortized over the initial term of the Expanded Agreement of five years, commencing October 1, 2019.

Wanda Cinemas Games Partnership

In January 2020, we announced a new partnership with Wanda Cinemas Games, a subsidiary of Chinese media conglomerate Wanda Media. The new alliance will initially bring live, competitive gaming experiences to Wanda’s 700+ owned and operated theaters in multiple cities across China, with more activations to be announced in the future. This new venture provides Super League with the opportunity to greatly expand our reach into the world’s largest market of 1.2 billion gamers, more than the entire population of the United States.

In the agreement, Wanda theatres will be transformed into esports venues hosting live Super League events and tournaments throughout China, driving an entirely new gaming experience for the massive Wanda customer base. Passionate players will see their local movie theatre serve as a competitive and social playing field for the video games they love. The unique gaming experiences created by Super League will propel Wanda venues to the center of the global esports phenomena. The partnership will continue to fuel Super League’s focus on the vast opportunity to monetize gamers and the content they generate.

Prime Subscription Offer

In December 2019, we launched in beta Super League Prime, our consumer subscription offer, in North America, with an international launch scheduled for 2020. Super League Prime is a subscription offer that recognizes and rewards players, both locally and globally, through ggCircuit-enabled gaming centers. Players can earn rewards for both the length and quality of their gameplay and gain exposure on national and local leaderboards. All participating players can earn a basic level of loyalty points for prizing redemption locally in-venue. Players who upgrade to our paid monthly subscription offer enjoy additional benefits including the ability to earn points faster, access to exclusive competitions and the Super League global prize vault, and added benefits from our brand sponsors.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in our financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included elsewhere herein. The following accounting policies were identified during the periods presented, based on activities occurring during the periods presented, as critical and requiring significant judgments and estimates.

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

Super League generates revenues and related cash flows from (i) brand and media sponsorships, (ii) Platform-As-A-Service arrangements, (iii) advertising and third-party content and (iv) direct to consumer offers including tournament fees for participation in our physical and online multiplayer gaming experiences, digital subscriptions and merchandise sales.

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

Revenue for PaaS arrangements for one-off branded experiences and/or the development of content tailored specifically for our partners’ distribution channels that provide for a contractual delivery or performance date, is recognized when performance is substantially complete and or delivery occurs. Revenue for PaaS arrangements that include performance obligations satisfied over time whereby customers simultaneously receive and consume the benefits under the agreement as we satisfy our performance obligations over the applicable contract term, is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation).

Advertising and Third-Party Content Revenue. We generate content through digital and physical experiences that offer opportunities for generating advertising revenue on our proprietary digital channels. In addition, we license our content to third parties seeking esports content for their own distribution channels.

For advertising and third-party content arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation).

Direct to Consumer Revenue. Direct to consumer revenues include tournament fees, digital subscriptions and merchandise. Direct to consumer revenues have primarily consisted of the sale of season passes to gamers for participation in our in-person and or online multiplayer gaming experiences. For the periods presented herein, season passes for gaming experiences were comprised of multi-week packages and one-time, single experience admissions. Digital subscription revenues include revenues related to our Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community, and Super League Prime subscription offer which was launched in beta in the fourth quarter of 2019.

Revenue from single experiences is recognized when the experience occurs. Revenue from multi-week packages is recognized over time as the multi-week experiences occur based on estimates of the progress toward complete satisfaction of the applicable offer and related performance obligations. Subscription revenue is recognized over the applicable subscription term.

We make estimates and judgments when determining whether the collectability of accounts receivable is reasonably assured. We assess the collectability of receivables based on a number of factors, including past transaction history and the credit-worthiness of our customers. If it is determined that collection is not reasonably assured, amounts due are recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. Management’s estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine each parties rights regarding the goods or services to be transferred, each parties performance obligations, whether performance obligations are satisfied at a point in time or over time, the timing of satisfaction of performance obligations, and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding revenue arrangements in any specific period, our periodic financial results may be materially affected.

Stock-Based Compensation Expense

Compensation expense for stock-based awards is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, typically on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award), which is generally two to four years. Compensation expense for awards with performance conditions that affect vesting is recorded only for those awards expected to vest or when the performance criteria are met. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of stock option and common stock purchase warrant awards is estimated on the date of grant utilizing the Black-Scholes-Merton option pricing model. The Company accounts for forfeitures of awards as they occur.

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

Results of Operations

Results of Operations for Fiscal Years 2019 and 2018

The following table sets forth a summary of our statements of operations for the years ended December 31, 2019 and 2018:

	Fiscal Year
	2019	2018
REVENUES	$1,084,000	$1,046,000
COST OF REVENUES	513,000	684,000
GROSS PROFIT	571,000	362,000

OPERATING EXPENSES
Selling, marketing and advertising	4,488,000	4,319,000
Technology platform and infrastructure	4,520,000	4,183,000
General and administrative	12,333,000	8,020,000
Total operating expenses	21,341,000	16,522,000

NET LOSS FROM OPERATIONS	(20,770,000)	(16,160,000)

OTHER INCOME (EXPENSE), NET	(9,909,000)	(4,467,000)

NET LOSS	$(30,679,000)	$(20,627,000)

Comparison of the Results of Operations for Fiscal Years 2019 and 2018

Revenue

	Fiscal Year
	2019	2018	$ Change	% Change
Brand and Media Sponsorships	$451,000	$549,000	$(98,000)	(18)%
Platform-as-a-service	532,000	291,000	241,000	83%
Advertising and content sales	68,000	69,000	(1,000)	(1)%
Direct to Consumer	33,000	137,000	(104,000)	(76)%
	$1,084,000	$1,046,000	$38,000	4%

Revenue for fiscal year 2019 increased $38,000, or 4%, compared to fiscal year 2018. Revenues for the periods presented was comprised of the following:

Sponsorships and Advertising:

●
Brand and Media Sponsorships. Period to period changes in brand and media sponsorship revenues are attributable to fluctuations in brand and media sponsorship activities period to period, which is based on the specific partnership arrangements with activities during a particular period, the related performance obligations satisfied during the period and the contractual consideration associated with the activities during the period. Brand and media sponsorship revenues for fiscal year 2019 included revenues for our Red Bull North America, Inc. (“Red Bull”) brand partnership, Red Bull Allstars experience in April 2019, Logitech G Challenge and Play/Train/Win online tournaments, Sony related build competitions and related experiences and our Red Games Lego Brawls live stream sponsorship activation. Brand and media sponsorship revenues for fiscal year 2018 was primarily comprised of revenues from our Logitech, Inc. and Red Bull brand sponsorships and our 2018 Red Bull Allstars experience.

●
Platform-As-A-Service. We generate PaaS revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to hold amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels, leveraging the flexibility of, and powered by our Super League gaming and content technology platform. PaaS revenue for fiscal year 2019 included revenues from our Samsung Fortnite event held in New York in March 2019, Capcom, Inc. related to our Street Fighter® V: Arcade Edition partnership, Sony related to certain build competitions and related experiences, Sprint related to our Sprint 5G LA activation, our Cox Paladins gameplay experience and our Tencent Games and OnePlus Mobile Player Unknown’s Battlegrounds Mobile, or PUBG Mobile, premium content, competitive experiences and sponsorship activation.

●
Advertising and Content Sales. Revenues for fiscal year 2019 included revenues from campaigns launched related to our Framerate acquisition and advertising revenues from Snapchat related content sales and our Minehut digital property. Revenues for fiscal year 2018 included revenues from the sale of gameplay and other content generated by us to Nickelodeon (third-party broadcaster) to supplement their YouTube channel programming. We expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party content derived from our technology platform in future periods, as we expand our advertising inventory, viewership and related sales activities.

Direct to Consumer:

●
The decrease in direct to consumer revenue was primarily due to a decrease in the number of paid events held during fiscal year 2019, as compared to the prior year period. During fiscal year 2019, we held paid events and a higher number of events that were free to play, consistent with our strategic focus on increasing the volume of new gamers and spectators introduced into our customer funnel, to increase the number of registered users on our platform, drive consumer conversion, and increase the overall awareness of the Super League brand and technology platform offerings. We intend to continue to offer a combination of paid and free to play experiences going forward. Digital subscription revenues included in direct to consumer revenues for fiscal year 2019 were primarily comprised of subscription revenues related to our Minehut digital property acquired in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Cost of Revenue

	Fiscal Year
	2019	2018	$ Change	% Change
Cost of revenue	$513,000	$684,000	$(171,000)	25%

Cost of revenue for fiscal year 2019 decreased $171,000 or 25% compared to fiscal year 2018, as compared to a 4% increase in revenues for the same periods. The trend in cost of sales for the periods presented was primarily due to operational efficiencies and lower direct costs incurred for fiscal year 2019 in connection with our physical and digital experiences.

Operating Expenses

	Fiscal Year
	2019	2018	$ Change	% Change
Selling, Marketing and Advertising	$4,488,000	$4,319,000	$169,000	4%
Technology Platform and Infrastructure	4,520,000	4,183,000	337,000	8%
General and Administrative	12,333,000	8,020,000	4,313,000	54%
Total operating expenses	$21,341,000	$16,522,000	$4,819,000	29%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense was primarily due to a 27% increase in personnel costs associated with the continued expansion of our operations requiring additional internal resources across our product, creative and commercial departments, and an increase in marketing and promotional experiences focused on widening our customer funnel and attracting increased numbers of registered users to our platform. The increase included increased costs related to contract labor, influencers, event operations, content capture and other costs to execute various marketing and promotional experiences during the period. The increase was partially offset by a decrease in amortization of noncash in-kind advertising costs, totaling $667,000, which were initially capitalized pursuant to a June 2017 third-party investment agreement. The investment agreement included in-kind advertising for use in future periods, valued at $1.0 million, as a component of the consideration paid to us in exchange for equity in the Company. The prepaid advertising cost was amortized over an 18-month period ending as of December 31, 2018.

Technology Platform and Infrastructure. Technology platform and infrastructure costs include (i) allocated personnel costs, including salaries, noncash stock compensation, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing, development and enhancement of our proprietary gaming and content technology platform, (ii) third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, (iii) the amortization of capitalized internal use software costs, and (iv) technology platform related cloud services and broadband costs. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life. The period over period increase primarily reflects an increase in engineering headcount since the end of the prior year in connection with the expansion of our engineering and internal use software development activities and an increase in technology platform related cloud services costs.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Fiscal Year
	2019	2018	$ Change	% Change
Personnel costs	$2,755,000	$1,902,000	$853,000	45%
Office and facilities	403,000	367,000	36,000	10%
Professional fees	911,000	816,000	95,000	12%
Stock-based compensation	5,453,000	3,236,000	2,217,000	69%
Depreciation and amortization	445,000	851,000	(406,000)	(-48)%
Other	2,366,000	848,000	1,518,000	179%
Total general and administrative expense	$12,333,000	$8,020,000	$4,313,000	54%

A summary of the main drivers of the net increase in general and administrative expenses for the periods presented is as follows:

●
General and administrative personnel costs increased 45%, primarily due to approximately $455,000 of management performance-based bonuses paid in connection with the achievement of certain performance-based milestones during fiscal year 2019, including the closing of the IPO and other operational performance targets. The increase in personnel costs also reflects an increase in recruiting expense and a 4% net increase in personnel expense compared to the prior year period in connection with the expansion of our operations. During fiscal year 2019 and 2018, across all departments, we had average full-time equivalent employees of 51 and 44, respectively.

●
Office and facilities expense increased 9%, primarily due to an increase in leased office space commencing in June 2018 in connection with the expansion of our SLG.TV studio operations.

●
Noncash stock compensation expense included in general and administrative expense increased 69%, primarily due to certain performance options and warrants previously granted to certain executives, which vested upon the achievement of certain performance-based milestones, pursuant to October 2018 amended employee agreements and/or vesting conditions in the underlying equity grant agreements. Performance targets included the completion of our IPO in February 2019 and other operational performance targets. During fiscal year 2019, approximately 300,000 of performance-based stock options and warrants vested with grant date fair values ranging from $8.28 to $8.50, resulting in noncash stock compensation expense of $2,617,000. The remaining increase also reflects $58,000 of stock-based compensation expense related to our acquisition of Framerate, as described at Note 8 to the financial statements included elsewhere herein.

●
Depreciation and amortization expense decreased 48% due primarily to a decrease in scheduled amortization related to fully depreciated assets with useful lives that expired during fiscal 2019 or prior, and the acceleration of depreciation related to certain networking and related equipment disposed of during fiscal 2019.

●
Professional fees and other general and administrative expenses increased 12% and 179%, respectively, primarily due to a significant increase in directors and officer's insurance premiums in connection with our February 2019 IPO, and an increase in legal, audit and other administrative public company costs.

Other Income (expense)

Other income (expense), net, for fiscal year 2019 and 2018, totaling $9,909,000 and $4,467,000, respectively, was primarily comprised of interest expense related to the convertible notes outstanding during the periods presented as follows:

	Fiscal Year
	2019	2018	$ Change	% Change
Accretion of discount on convertible notes	$2,475,000	$1,394,000	1,081,000	78%
Accrued interest expense on convertible notes	187,000	311,000	(124,000)	(40)%
Accretion of convertible note issuance costs	209,000	143,000	66,000	46%
Beneficial conversion feature	7,067,000	-	7,067,000	100%
Total interest expense	$9,938,000	$1,848,000	$8,090,000	>300%

Interest Expense. Interest expense for the periods presented primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018, as described below under Liquidity and Capital Resources. Principal and interest as of February 27, 2019, the closing date of the IPO and December 31, 2018 totaled $13,793,000 and $13,606,000, respectively. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of and subsequent to February 27, 2019, we have no debt outstanding. As a result of the automatic conversion of the 2018 Notes (defined below) and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties. Unamortized debt discounts at December 31, 2018 totaled $2,684,000, respectively.

The non-detachable conversion feature embedded in the 2018 Notes provides for a conversion rate that was below market value at the commitment date, and therefore, represented a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. However, the conversion feature associated with the 2018 Notes was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO Closing Date. The commitment date is the IPO Closing Date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO Closing Date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and is reflected as additional interest expense in the statement of operations for the year ended December 31, 2019.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $8.4 million and $2.8 million at December 31, 2019 and 2018, respectively.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2019 and 2018, we had working capital of approximately $8.7 million and ($8.0) million, respectively, and sustained cumulative losses since inception attributable to common stockholders of approximately $85.8 million. Total noncash charges included in accumulated deficit since inception, primarily related to noncash stock compensation, restricted stock units issued in connection with a license agreement, amortization of the discount on the 2018 Notes (defined below) and in-kind advertising expense, totaled approximately $34.6 million. On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 25, 2019 (File No. 333-229144). We raised net proceeds of approximately $22,458,000 after underwriting discounts, commissions and other offering costs of $2,542,000. During Fiscal 2018, the Company issued 9.00% secured convertible promissory notes, as described below, in an aggregate principal amount of approximately $13,000,000. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into shares of the Company’s common stock as described below. Approximately 1.3 million of the warrants issued in conjunction with the 2018 Notes are callable at the election of the Company at any time following the completion of our IPO.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities and proceeds received from the issuance of convertible debt, as described herein. We have and will continue to use significant capital for the growth and development of our business. Our management team expects operating losses to continue in the near term in connection with the pursuit of our strategic objectives. As such, we believe our current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the date of this Report. We believe these conditions raise substantial doubt about our ability to continue as a going concern. In addition, we may encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the heading “Risk Factors” included in Part 1, Item 1A of this Report.

We are focused on expanding our service offerings and revenue growth opportunities through internal development, collaborations, and through one or more strategic acquisitions. Management is currently exploring several alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships or other forms of equity or debt financings.

We continue to evaluate potential strategic acquisitions. To finance such strategic acquisitions, we may find it necessary to raise additional equity capital, incur additional debt, or both. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans which, in turn, would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies.

Cash Flows for Fiscal Years 2019 and 2018

The following table summarizes the change in cash balances for the periods presented:

	Fiscal Year
	2019	2018

Net cash used in operating activities	$(13,646,000)	$(10,680,000)
Net cash used in investing activities	(3,164,000)	(866,000)
Net cash provided by financing activities	22,478,000	12,611,000
Increase in cash	5,668,000	1,065,000
Cash and cash equivalents, at beginning of period	2,774,000	1,709,000
Cash and cash equivalents, at end of period	$8,442,000	$2,774,000

Cash Flows from Operating Activities. Net cash used in operating activities during fiscal year 2019 was $13,646,000, which primarily reflected our net GAAP loss of $30,679,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $17,033,000, which included $6,217,000 of noncash stock compensation charges, $2,871,000 of noncash accrued interest and accretion of debt discount, $7,067,0000 of noncash interest expense related to the recognition of the beneficial conversion feature upon the automatic conversion of the 2018 Notes upon close of the IPO, and depreciation and amortization of $862,000. Changes in working capital primarily reflected the impact of the prepayment of increased directors and officer’s insurance premiums in connection with the consummation of our IPO and the settlement of payables in the ordinary course. Net cash used in operating activities during fiscal year 2018 was $10,680,000, which primarily reflected our net loss of $20,627,000, net of adjustments to reconcile net loss to net cash used in operating activities of $9,947,000, which included $3,942,000 of non-cash stock compensation, noncash amortization of prepaid in-kind advertising totaling $667,000 and $1,106,000 of non-cash depreciation and amortization charges. Changes in working capital primarily reflected increases in receivables and the settlement of payables in the ordinary course of business during the period.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Fiscal Year
	2019	2018

Cash paid for acquisition of Framerate, net	$(1,506,000)	$-
Purchase of property and equipment	(73,000)	(255,000)
Capitalization of software development costs	(1,079,000)	(519,000)
Acquisition of other intangible and other assets	(506,000)	(92,000)
Net cash used in investing activities	$(3,164,000)	$(866,000)

Acquisition of Framerate, Inc. On June 3, 2019, the Company and Merger Sub, entered into the Merger Agreement with Framerate, pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation. The Acquisition was consummated on the Effective Date when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware. As consideration for the Acquisition, we ratably paid and/or issued to the former shareholders of Framerate an aggregate of $1.5 million in cash and $1.0 million worth of shares of our common stock, at a price per share of $7.4395, which price was equal to the volume weighted average price of our common stock over the five trading days preceding the date of the Merger Agreement, as reported on the Nasdaq Capital Market.

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

Expanded Agreement with ggCircuit. On September 23, 2019, the Company and ggCircuit entered into an Expanded Agreement pursuant to which Super League became the primary consumer facing brand within ggCircuit’s B2B gaming center software platform. In consideration for the rights granted by ggCircuit to Super League, Super League paid an upfront fee of $340,000 in the fourth quarter of 2019. The upfront fee is included as "Licenses" in intangible assets and other assets, net, in the accompanying balance sheet and is being amortized over the initial term of the Expanded Agreement of five years, commencing October 1, 2019.

Capitalized Internal Use Software Costs. Software development costs incurred to develop internal-use software during the application development stage are capitalized and amortized on a straight-line basis over the software’s estimated useful life, which is generally three years. Software development costs incurred during the preliminary stages of development are charged to expense as incurred. Maintenance and training costs are charged to expense as incurred. Upgrades or enhancements to existing internal-use software that result in additional functionality are capitalized and amortized on a straight-line basis over the applicable estimated useful life.

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Fiscal Year
	2019	2018

Proceeds from issuance of common stock, net of issuance costs	$22,458,000	$-
Proceeds from convertible notes payable, net of issuance cost	-	12,611,000
Proceeds from common stock purchase warrant exercises	20,000	-
Net cash provided by financing activities	$22,478,000	$12,611,000

Initial Public Offering. On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share. We raised net proceeds of approximately $22,458,000 after deducting underwriting discounts, commissions and other offering costs of $2,542,00. The net proceeds received from the offering have been used for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We have, and may in the future, use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that may compliment or business and or accelerate or growth. The amounts and timing of our actual expenditure, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Item I, Part 1A of this Report. Our management has broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from the IPO.

Pursuant to the related underwriting agreement, in connection with the completion of the IPO, for the purchase price of $50.00, we issued a warrant to purchase shares of our common stock equal to 3.0% of the shares sold in the IPO, or 68,182 shares, at an exercise price of $11.00 per share (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable during the period commencing from the date of the close of the IPO and ending five years from the closing date of the IPO. The Underwriters’ Warrants represent additional noncash offering costs, with an estimated grant date fair value of $547,000, which was reflected in additional-paid-in capital when issued and as a corresponding offering cost in the statement of shareholders equity for the year ended December 31, 2019.

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

The 2018 Notes (i) accrued simple interest at the rate of 9.00% per annum, (ii) matured on the earlier of the closing of an IPO of our common stock on a national securities exchange or April 30, 2019, and (iii) all outstanding principal and accrued interest was automatically convertible into shares of common stock upon the closing of the IPO at the lesser of (x) $10.80 per share or (y) a 15% discount to the price per share of the IPO. In addition, the holders of the 2018 Notes were collectively issued 1,396,383 warrants to purchase common stock equal to 100% of the aggregate principal amount of the 2018 Notes divided by $9.35 per share (the “2018 Warrants”). The 2018 Warrants are exercisable for a term of five years, commencing on the close of the IPO, at an exercise price equal to the lesser of (x) $10.80 per share or (y) a 15% discount to the IPO price per share and are callable at our election at any time following the closing of an IPO.

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of December 31, 2019, there is no debt outstanding. Refer to Note 6 to the accompany financial statements elsewhere in this Report for additional information.

Contractual Obligations

As of December 31, 2019, except as described below, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. The operating lease for our corporate headquarters expired on May 31, 2017 and was subsequently amended to operate on a month-to-month basis.

In consideration for the rights granted by ggCircuit to Super League in connection with the Expanded Agreement described above, including the right to commercially exploit Super League Prime and to feature the “Super League Gaming” brand on the applicable ggCircuit customer platform, commencing in the first quarter of 2020, Super League will pay quarterly fees over the term of the Expanded Agreement ranging from $0 to $150,000, based on contractual revenue levels.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements included elsewhere herein. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Recent Accounting Pronouncements

Refer to Note 2 to the financial statements included elsewhere herein.

Relaxed Ongoing Reporting Requirements

Upon the completion of our IPO, we elected to report as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

●
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●
taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

●
being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●
being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies,” and our stockholders could receive less information than they might expect to receive from more mature public companies.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an “emerging growth company” for up to five years, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are not currently exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s common stock, stock-based compensation, the recoverability and useful lives of long-lived assets, and the valuation allowance relating to the Company’s deferred tax assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

We are an “emerging growth company,” as defined in Rule 405 of the Securities Act. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 29, 2020.

ITEM 11. EXECUTIVE COMPENSATION.

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 29, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 29, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 29, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 29, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger Agreement and Plan of Merger by and among Super League Gaming, Inc., SLG Merger Sub, Inc. and Framerate, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on June 7, 2019.
3.1	Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated November 19, 2018.	Exhibit 3.1 to the Registration Statement, filed on January 4, 2019
3.2	Second Amended and Restated Bylaws of Super League Gaming, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019
4.2	Form of Registration Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1 , filed on January 4, 2019
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019
10.1†	Super League Gaming, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement , filed on January 4, 2019
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement , filed on January 4, 2019
10.3	Subscription Agreement, among Nth Games, Inc. and certain accredited investors.	Exhibit 10.3 to the Registration Statement , filed on January 4, 2019
10.4	Subscription Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.4 to the Registration Statement, filed on January 4, 2019
10.5	Form of Theater Agreement, filed herewith.	Exhibit 10.5 to the Registration Statement , filed on January 4, 2019
10.6	Lease between Super League Gaming, Inc. and Roberts Business Park Santa Monica LLC, dated June 1, 2016.	Exhibit 10.6 to the Registration Statement, filed on January 4, 2019
10.7+	License Agreement between Super League Gaming, Inc. and Riot Games, Inc., dated June 22, 2016.	Exhibit 10.7 to the Registration Statement , filed on January 4, 2019
10.8+	Amended and Restated License Agreement between Super League Gaming, Inc. and Mojang AB, dated August 1, 2016.	Exhibit 10.8 to the Registration Statement , filed on January 4, 2019
10.9+	Master Agreement between Super League Gaming, Inc. and Viacom Media Networks, dated June 9, 2017.	Exhibit 10.9 to the Registration Statement, filed on January 4, 2019
10.10	Form of Common Stock Purchase Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.10 to the Registration Statement , filed on January 4, 2019
10.11	Form of Investors’ Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.11 to the Registration Statement, filed on January 4, 2019
10.12†	Employment Agreement, between Super League Gaming, Inc. and Ann Hand, dated June 16, 2017.	Exhibit 10.12 to the Registration Statement , filed on January 4, 2019
10.13†	Employment Agreement, between Super League Gaming, Inc. and David Steigelfest, dated October 31, 2017.	Exhibit 10.13 to the Registration Statement, filed on January 4, 2019
10.14	Riot Games, Inc. Extension Letter, dated November 21, 2017.	Exhibit 10.14 to the Registration Statement, filed on January 4, 2019
10.15	Form of Note Purchase Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.15 to the Registration Statement , filed on January 4, 2019
10.16	Form of Security Agreement, between Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.16 to the Registration Statement, filed on January 4, 2019
10.17	Form of Intercreditor and Collateral Agent Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.17 to the Registration Statement , filed on January 4, 2019
10.18	Form of Investors’ Rights Agreement (9% Secured Convertible Promissory Notes), among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.18 to the Registration Statement , filed on January 4, 2019
10.19	Master Service Agreement and Initial Statement of Work between Super League Gaming, Inc. and Logitech Inc., dated March 1, 2018.	Exhibit 10.19 to the Registration Statement , filed on January 4, 2019
10.20	Asset Purchase Agreement, between Super League Gaming, Inc. and Minehut, dated June 22, 2018.	Exhibit 10.20 to the Registration Statement, filed on January 4, 2019
10.21†	Amended and Restated Employment Agreement, between Super League Gaming, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement , filed on January 4, 2019
10.22†	Amended and Restated Employment Agreement, between Super League Gaming, Inc. and David Steigelfest, dated November 1, 2018.	Exhibit 10.22 to the Registration Statement, filed on January 4, 2019
10.23†	Employment Agreement, between Super League Gaming, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019
10.24†	Employment Agreement, between Super League Gaming, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement , filed on January 4, 2019
10.25++	Commercial Partnership Agreement between Super League Gaming, Inc., and ggCircuit, LLC, dated September 23, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 14, 2019.
14.1	Super League Gaming, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement , filed on January 4, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
+
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, and Rule 24b-2 under the Securities Exchange Act of 1934, as amended (together, the “Rules”). In accordance with the Rules, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

++
Certain portions of this exhibit (indicated by “[*****]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

INDEX TO FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Super League Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Super League Gaming, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative operating cash flows, and has a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2016.

Irvine, California
March 20, 2020

SUPER LEAGUE GAMING, INC.
BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$8,442,000	$2,774,000
Accounts receivable	293,000	488,000
Prepaid expenses and other current assets	924,000	487,000
Total current assets	9,659,000	3,749,000
Property and Equipment, net	239,000	531,000
Intangible and Other Assets, net	1,984,000	707,000
Goodwill	2,565,000	-
Total assets	$14,447,000	$4,987,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$853,000	$813,000
Deferred revenue	151,000	45,000
Convertible debt and accrued interest, net	-	10,923,000
Total current liabilities	1,004,000	11,781,000

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 8,573,922 and 4,610,109 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	18,000	14,000
Additional paid-in capital	99,237,000	48,325,000
Accumulated deficit	(85,812,000)	(55,133,000)
Total stockholders’ equity (deficit)	13,443,000	(6,794,000)

Total liabilities and stockholders’ equity	$14,447,000	$4,987,000

The accompanying notes are an integral part of these financial statements.

SUPER LEAGUE GAMING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

REVENUES	$1,084,000	$1,046,000

COST OF REVENUES	513,000	684,000

GROSS PROFIT	571,000	362,000

OPERATING EXPENSES
Selling, marketing and advertising	4,488,000	4,319,000
Technology platform and infrastructure	4,520,000	4,183,000
General and administrative	12,333,000	8,020,000
Total operating expenses	21,341,000	16,522,000

NET OPERATING LOSS	(20,770,000)	(16,160,000)

OTHER INCOME (EXPENSE)
Interest expense	(9,938,000)	(4,469,000)
Other	29,000	2,000
Total other income (expense)	(9,909,000)	(4,467,000)

NET LOSS	$(30,679,000)	$(20,627,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(3.89)	$(4.48)
Weighted-average number of shares outstanding, basic and diluted	7,894,326	4,606,961

The accompanying notes are an integral part of these financial statements.

SUPER LEAGUE GAMING, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)
  FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Common stock (Shares)
Balance, beginning of period	4,610,109	4,603,443
Initial public offering of common stock, net of issuance costs (Note 7)	2,272,727	-
Automatic conversion of convertible debt to common stock (Note 6)	1,475,164	-
Common stock issued for Framerate Acquisition	134,422	-
Stock-based compensation	14,833	6,666
Warrant Exercises	66,667	-
Balance, end of period	8,573,922	4,610,109

Common stock (Amount):
Balance, beginning of period	$14,000	$14,000
Initial public offering of common stock, net of issuance costs (Note 7)	2,000	-
Automatic conversion of convertible debt to common stock (Note 6)	2,000	-
Common stock issued for Framerate Acquisition	-	-
Balance, end of period	$18,000	$14,000

Additional paid-in-capital:
Balance, beginning of period	$48,325,000	$38,191,000
Initial public offering of common stock, net of issuance costs (Note 7)	22,456,000	-
Automatic conversion of convertible debt to common stock (Note 6)	13,791,000	-
Issuance of warrants with convertible notes (Note 6)	-	6,156,000
Beneficial conversion feature (Note 6)	7,067,000	-
Common stock issued for Framerate Acquisition (Note 5)	1,000,000	-
Framerate Earn-Out (Note 5)	454,000	-
Stock-based compensation	6,124,000	3,978,000
Warrant exercises	20,000	-
Balance, end of period	$99,237,000	$48,325,000

Accumulated Deficit:
Balance, beginning of period	$(55,133,000)	$(34,506,000)
Net loss	(30,679,000)	(20,627,000)
Balance, end of period	(85,812,000)	(55,133,000)
Total stockholders’ equity (deficit)	$13,443,000	$(6,794,000)

The accompanying notes are an integral part of these financial statements.

SUPER LEAGUE GAMING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,679,000)	$(20,627,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	862,000	1,106,000
Stock-based compensation	6,217,000	3,942,000
Amortization of discount on convertible notes (Note 6)	2,684,000	-
Beneficial conversion feature (Note 6)	7,067,000	3,863,000
In-kind contribution of services	-	667,000
Changes in assets and liabilities:
Accounts receivable	199,000	(374,000)
Prepaid expenses and other current assets	(329,000)	(340,000)
Accounts payable and accrued expenses	40,000	432,000
Deferred revenue	106,000	45,000
Accrued interest on convertible notes	187,000	606,000
Net cash used in operating activities	(13,646,000)	(10,680,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Framerate acquisition	(1,506,000)	-
Purchase of property and equipment	(73,000)	(255,000)
Capitalization of software development costs	(1,079,000)	(519,000)
Acquisition of other intangible and other assets	(506,000)	(92,000)
Net cash used in investing activities	(3,164,000)	(866,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	22,458,000	-
Proceeds from convertible note payable, net of issuance costs	-	12,611,000
Proceeds from warrant exercise	20,000	-
Net cash provided by financing activities	22,478,000	12,611,000

INCREASE IN CASH AND CASH EQUIVALENTS	5,668,000	1,065,000

CASH AND CASH EQUIVALENTS – beginning of year	2,774,000	1,709,000

CASH AND CASH EQUIVALENTS – end of year	$8,442,000	$2,774,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Automatic conversion of convertible debt to common stock (Note 6)	$13,793,000	$3,000,000
Issuance of common stock for Framerate Acquisition (Note 5)	$1,000,000	$-
Common stock purchase warrants – discount on convertible debt	$-	$5,207,000
Common stock issued for prepaid services	$18,000	$72,000

The accompanying notes are an integral part of these financial statements.

SUPER LEAGUE GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a global leader in the mission to bring live and digital esports entertainment and experiences directly to everyday competitive gamers around the world. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles and owners/operators of a distributed footprint of venues, a network of digital social and viewing channels, and an association/organization of city-based amateur gaming clubs and teams. In addition to providing premium experiences by operating city-vs-city amateur esports leagues and producing thousands of social gaming experiences across North America and our ever-expanding international footprint, the Super League Network features multiple forms of content celebrating the love of play via social media, live streaming and video-on-demand, along with continuous gameplay and leaderboards. Inside our network is Framerate, a large independent social video esports network powered by user-generated highlight reels, and our exclusive proprietary platform Minehut, providing a social and gameplay forum for the avid Minecraft community. Through our partnerships with high-profile venue owners such as Wanda Theatres in China, and Topgolf and Cinemark Theatres in North America, along with ggCircuit, an esports services company that provides gaming center management software solutions and access to a global network of gaming centers, Super League is committed to supporting the development of local, grassroots player communities, while providing a global, scalable infrastructure for esports competition and engagement. We address not only a wide range of gamers across game titles, ages and skill levels, but also a wide range of content-capture beyond just gameplay. This positions Super League as more than a tournament operator; we are a lifestyle and media company focused on capturing, generating, aggregating and distributing content across the genre of all things esports.

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

The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We have and continue to use the net proceeds received from the IPO for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We have and may continue to use a portion of the net proceeds for the strategic acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors.

Concurrent with the closing of the IPO on February 27, 2019 (the “IPO Closing Date”), in accordance with the related agreements, all outstanding principal and interest of the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, the Company incurred net losses of $30.7 million and $20.6 million during the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of $85.8 million as of December 31, 2019. Noncash expenses (excluding depreciation and amortization of fixed and intangible assets, respectively) included in net loss, primarily comprised of noncash interest charges and stock-based compensation, totaled $16.2 million and $8.4 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities totaled $13.6 million and $10.7 million, for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had cash and cash equivalents of approximately $8.4 million. The Company has used and will continue to use significant capital for the growth and development of its business. The Company’s management expects operating losses to continue in the near term in connection with the pursuit of its strategic objectives. As such, management believes its current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the issuance of these financial statements. As a result, our current financial condition raises substantial doubt about our ability to continue as a going concern.

We are focused on expanding our service offerings and revenue growth opportunities through internal development, collaborations, and through one or more strategic acquisitions. Management is currently exploring several alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships or other forms of equity or debt financings.

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

Super League generates revenues and related cash flows from (i) brand and media sponsorships, (ii) Platform-As-A-Service arrangements, (iii) advertising and third-party content and (iv) direct to consumer offers including tournament fees for participation in our physical and online multiplayer gaming experiences, digital subscriptions and merchandise sales.

Sponsorships and Advertising

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

For brand and media sponsorship arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the agreement as the Company satisfies its performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Payments are typically due from customers during the term of the arrangement.

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

Revenue for PaaS arrangements for one-off branded experiences and/or the development of content tailored specifically for the Company’s partners’ distribution channels that provide for a contractual delivery or performance date, is recognized when performance is substantially complete and or delivery occurs. Revenue for PaaS arrangements that include performance obligations satisfied over time whereby customers simultaneously receive and consume the benefits under the agreement as the Company satisfies its performance obligations over the applicable contract term, is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Payments are typically due from customers during the term of the arrangement.

Advertising and Third-Party Content Revenue. We generate content through digital and physical experiences that offer opportunities for generating advertising revenue on our proprietary digital channels. In addition, we license our content to third parties seeking esports content for their own distribution channels.

For advertising and third-party content arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Direct to Consumer

Direct to consumer revenues include tournament fees, digital subscriptions and merchandise. Direct to consumer revenues have primarily consisted of the sale of season passes to gamers for participation in Super League’s in-person and or online multiplayer gaming experiences. For the applicable periods presented herein, season passes for gaming experiences were primarily comprised of multi-week packages and one-time, single experience admissions. For the year ended December 31, 2019, digital subscription revenues included revenues related to the Company’s Minehut asset acquisition in June 2018, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community, and Super League Prime subscription offer which was launched in beta in the fourth quarter of 2019.

Revenue from single experiences is recognized when the experience occurs. Revenue from multi-week packages is recognized over time as the multi-week experiences occur based on estimates of the progress toward complete satisfaction of the applicable offer and related performance obligations. Subscription revenue is recognized over the applicable subscription term. Payments are typically due from customers at the point of sale.

Revenue billed or collected in advance is recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied as described above.

Revenue was comprised of the following for the periods presented:

	2019	2018
Brand and Media Sponsorships	$451,000	$549,000
Platform-as-a-service	532,000	291,000
Advertising and content sales	68,000	69,000
Direct to Consumer	33,000	137,000
	$1,084,000	$1,046,000

For the years ended December 31, 2019 and 2018, 33% and 39% of revenues were recognized at a single point in time, and 67% and 61% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of sales includes direct costs incurred in connection with the production of Super League’s in-person and online gaming events, including venue rental, venue entertainment, licenses, direct marketing, prizing, talent and contract services.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2019 and 2018 were $409,000 and $614,000, respectively, and are included in selling, marketing and advertising expenses in the accompanying statements of operations.

Technology Platform and Infrastructure Costs

Technology platform and infrastructure costs include (i) allocated personnel costs, including salaries, noncash stock compensation, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing and enhancement of our proprietary gaming and content technology platform, (ii) third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform (iii) the amortization of capitalized internal use software costs, and (iv) technology platform related cloud services and broadband costs.

Cash and Cash Equivalents

Super League considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2019, the Company’s cash equivalents consisted of investments in AAA rated money market funds. As of December 31, 2018, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount, less an estimate made for doubtful accounts, if any. The Company provides an allowance for doubtful accounts for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. Accounts receivable are written off when they are determined to be uncollectible. As of December 31, 2019 and 2018, no allowance for doubtful accounts was considered necessary.

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

The Company does not have any instruments that are measured at fair value on a recurring basis. However, the Company measured certain acquired intangible assets and the Earn-Out using Level 3 inputs on a nonrecurring basis.

Concentration of Credit Risks

The Company maintains its cash on deposit with a bank that is insured by the Federal Deposit Insurance Corporation. At various times, the Company maintained balances in excess of insured amounts. The Company has not experienced any significant losses on its cash held in banks.

Deferred Equity Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred costs related to proposed offerings of securities totaled $0 and $154,354 at December 31, 2019 and 2018, respectively. Deferred financing costs, if any, are included in other current assets in the accompanying balance sheet. Total financing costs charged against gross proceeds in connection with the close of the Company’s IPO totaled $517,000.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the statements of operations for the period of sale or disposal. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, typically over a three to five-year period.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the statement of operations. The Company operates in one reporting segment.

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

Stock-Based Compensation

Compensation expense for stock-based awards is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, typically on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. Compensation expense for awards with performance conditions that affect vesting is recorded only for those awards expected to vest or when the performance criteria are met. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of stock option and common stock purchase warrant awards is estimated on the date of grant utilizing the Black-Scholes-Merton option pricing model. The Company utilizes the simplified method for estimating the expected term for options granted to employees due to the lack of available or sufficient historical exercise data for the Company for the applicable options terms. The Company accounts for forfeitures of awards as they occur.

Grants of equity-based awards (including warrants) to non-employees in exchange for consulting or other services are accounted for using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

For the years ended December 31, 2019 and 2018, 5 customers accounted for 69% and four customers accounted for 82% of revenue, respectively. At December 31, 2019, one customer accounted for 70% of accounts receivable. At December 31, 2018, three customers accounted for 96% of accounts receivable. At December 31, 2019, one vendor accounted for 21% of accounts payable. At December 31, 2018, three vendors accounted for 43% of accounts payable.

Segment Information

The Company operates in one segment.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 4,096,000 and 4,117,000 at December 31, 2019 and 2018, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

Under U.S. GAAP, a tax position is a position in a previously filed tax return, or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not thresholds are measured using a probability weighted approach as the largest amount of tax benefit being realized upon settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. Management believes the Company has no uncertain tax positions for the years ended December 31, 2019 and 2018.

The Company has elected to include interest and penalties related to its tax contingences as a component of income tax expense. There were no accruals for interest and penalties related to uncertain tax positions for the periods presented. Income tax returns remain open for examination by applicable authorities, generally three years from filing for federal and four years for state. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination.

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

The Company used the modified retrospective method of adoption, which would require the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings on January 1, 2019. Comparative prior year periods would not be adjusted. The new accounting standard was applied to all contracts at the date of initial application. There was no cumulative effect of applying the new revenue standard to contracts executed in prior periods. As such, the adoption of the new accounting standard had no impact on the balance sheet and statement of operations in the current or prior periods.

Recent Accounting Pronouncements – Not Yet Adopted.

In January 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, that entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, and should be applied prospectively. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company does not currently expect this new accounting guidance to have a material impact on our financial statements upon adoption.

In February 2016, the FASB issued an ASU that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative periods in the financial statements and is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is evaluating the impact that this guidance will have on its financial position, results of operations and financial statement disclosures.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2019 and 2018:

	2019	2018

Furniture and fixtures	$334,000	$207,000
Computer hardware	3,141,000	3,195,000
	3,475,000	3,402,000
Less: accumulated depreciation and amortization	(3,236,000)	(2,871,000)
	$239,000	$531,000

Depreciation and amortization expense for property and equipment was $365,000 and $861,214 for the years ended December 31, 2019 and 2018, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following at December 31, 2019 and 2018:

	2019	2018

Capitalized software development costs	$2,363,000	$1,281,000
Licenses	340,000	-
Tradename	189,000	-
Domain	68,000	67,000
Copyrights and other	289,000	127,000
	3,249,000	1,475,000
Less: accumulated amortization	(1,265,000)	(768,000)
	$1,984,000	$707,000

Amortization expense totaled $497,000 and $245,000 for the years ended December 31, 2019 and 2018, respectively.

Future amortization expense of intangible and other assets is expected to be as follows:

For the years ending December 31:
2020	$711,000
2021	643,000
2022	328,000
2023	149,000
2024	105,000
Thereafter	48,000
$1,984,000

On September 23, 2019, the Company and ggCircuit, LLC (“ggCircuit”), an esports services company that provides gaming center management software solutions and other esports offerings, entered into an expanded commercial partnership agreement (the “Expanded Agreement”) pursuant to which Super League became the primary consumer-facing brand within ggCircuit’s B2B gaming center software platform. ggCircuit’s software platform is a B2B platform and B2C application created and owned by ggCircuit, which is licensed and distributed to owners and operators of video gaming centers throughout the world.

In consideration for the rights granted by ggCircuit to Super League, Super League paid an upfront fee of $340,000 and will pay quarterly fees over the term of the Agreement, commencing with the first quarter of 2020, ranging from $0 to $150,000, based on predetermined contractual revenue levels. Pursuant to the terms and conditions of the Expanded Agreement, revenues generated in connection with applicable activities under the Expanded Agreement will be shared between Super League and ggCircuit based on contractual revenue sharing percentages. The initial term of the Expanded Agreement commences on October 1, 2019, the effective date and concludes on the fifth anniversary of the effective date, subject to certain automatic renewal provisions. The upfront fee is included as "Licenses" in intangible assets and other assets, net, in the accompanying balance sheet and will be amortized over the initial term of the Expanded Agreement of five years, commencing October 1, 2019.

5.	AQUISITION OF FRAMERATE, INC.

On June 3, 2019, Super League and SLG Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Framerate, Inc., a Delaware corporation (“Framerate”), pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Acquisition”). The Acquisition was consummated on June 6, 2019 when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware (the “Effective Date”). As consideration for the Acquisition, the Company ratably paid and/or issued to the former shareholders of Framerate an aggregate of (i) $1.5 million paid in cash and (ii) $1.0 million paid by the issuance of a total of 134,422 shares of the Company’s common stock, at a price per share of $7.4395 (the “Closing Shares”). The Merger Sub was dissolved subsequent to the consummation of the Acquisition.

The Acquisition was approved by the board of directors of each of the Company and Framerate, and was approved by the stockholders of Framerate. Transaction costs incurred relating to this acquisition were not material. The acquisition of Framerate expands the Company’s digital programming footprint and enhances the Company’s ability to provide value to its gaming and spectator communities through multiple forms of engagement.

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

The Company hired the former Chief Executive of Framerate (“Framerate Executive”), who was also a selling shareholder of Framerate. Pursuant to the provisions of the Earn-Out included in the Merger Agreement, in the event that the Framerate Executive is terminated for cause or resigns from his employment with the Company at any time on or before the second anniversary of the Effective Date, and any such resignation is without “Good Reason” as such term is defined in his employment agreement, then the maximum amount of any portion of the Earn-Out that has not yet been earned as of the date of resignation shall be reduced by 44.0164%. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such approximately 44% of the estimated fair value of the Earn-Out, or $200,000, is accounted for as deferred compensation expense and being amortized in the statement of operations over the two-year period ending on the second anniversary of the Effective date. Noncash compensation expense related to the portion of the Earn-Out treated as compensation for the year ended December 31, 2019 was $58,000. The portion of the Earn-Out included as purchase consideration was $254,000.

The Earn-Out arrangement does not meet the liability classification criteria outlined in ASC 480, “Distinguishing Liabilities from Equity,” and is both (i) indexed to the Company’s own shares and (ii) classified in shareholders’ equity in the accompanying balance sheet. Equity-classified contingent consideration is measured initially at fair value on the acquisition date and is not remeasured subsequent to initial recognition. As such, the initial value recognized for the Earn-Out on the acquisition date is not adjusted for changes in the fair value of the Earn-Out as of any future settlement date. Subsequent differences between the estimated fair value of the Earn-Out recorded at the acquisition date and the actual amount of Earn-Out paid based on actual performance will be reflected as a charge or credit, as applicable, in the statement of operations.

The following table summarizes the fair value of purchase price consideration paid to acquire Framerate:

Amount

Cash consideration at closing	$1,515,000
Equity consideration at closing	1,000,000
Fair value of Earn-Out shares	254,000
Total	$2,769,000

The preliminary purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition of Framerate, as follows:

Amount

Accounts receivable	$15,000
Intangible assets - trade name	189,000
Goodwill	2,565,000
Total purchase price	$2,769,000

The identifiable intangible asset acquired, totaling $189,000, was comprised of Framerate’s trade name with an estimated useful life of approximately five years, and is included in intangible and other assets, net in the accompanying balance sheet. The trade name intangible asset is being amortized over the estimated useful life on a straight-line basis. Amortization expense for the year ended December 31, 2019 was $22,000. Goodwill recognized primarily reflects anticipated cost and growth synergies associated with the combined operations.

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

The historical balance sheets and statements of operations of Framerate were not material.

6.	CONVERTIBLE NOTE PAYABLE

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

The 2018 Notes (i) accrued simple interest at the rate of 9.00% per annum, (ii) matured on the earlier of the closing of an initial public offering of the Company’s common stock on a national securities exchange or April 30, 2019, and (iii) all outstanding principal and accrued interest was automatically convertible into shares of common stock upon the closing of an IPO at the lesser of (x) $10.80 per share or (y) a 15% discount to the price per share of the IPO. In addition, the holders of the 2018 Notes were collectively issued 1,396,420 warrants to purchase common stock equal to 100% of the aggregate principal amount of the 2018 Notes divided by $9.35 per share (the “2018 Warrants”). The 2018 Warrants are exercisable for a term of five years, commencing on the close of an IPO, at an exercise price of $9.35 and are callable at the election of the Company at any time following the closing of an IPO. The 2018 Notes were secured by a security interest in all of the assets, tangible and intangible, of the Company.

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

Concurrent with the closing of the IPO on February 27, 2019, all outstanding principal and accrued interest outstanding under the 2018 Notes totaling $13,793,000 was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price per share of $9.35. As a result of the automatic conversion of the 2018 Notes and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000 for the year ended December 31, 2019, representing the write-off of the unamortized balance of debt discounts associated with the 2018 Warrants and cash commissions and warrants issued to third parties. Unamortized debt discounts at December 31, 2019 and 2018 totaled $0 and $2,684,000, respectively.

The non-detachable conversion feature embedded in the 2018 Notes provides for a conversion rate that is below market value at the commitment date, and therefore, represents a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. The BCF is measured using the commitment date stock price. However, the conversion feature associated with the 2018 Notes was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO Closing Date. The commitment date is the IPO Closing Date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO Closing Date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and is reflected as additional interest expense in the statement of operations for the year ended December 31, 2019.

The weighted-average grant date fair value of 2018 Warrants issued during the year ended December 31, 2018 was $7.98. The aggregate fair value of 2018 Warrants that vested during the year ended December 31, 2018 was $10,296,926. The weighted-average exercise price and weighted-average remaining contractual term for the 2018 Warrants was $9.41 and 4.5 years. At December 31, 2019 the aggregate intrinsic value of the 2018 Warrants totaled $(10,230,000).

The fair value of Debt Warrants issued was estimated on their respective issue dates using the Black Scholes-Merton option pricing model and the following weighted-average assumptions:

Volatility	96%
Risk–free interest rate	2.75
Dividend yield	-%
Expected life of options (in years)	5
Weighted-average fair value of common stock	$9.41

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s initial certificate of incorporation authorized 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred stock had been issued and outstanding since inception of the Company. In October 2016, the Company’s Board of Directors and a majority of the holders of the Company’s common stock approved an amendment and restatement of the certificate of incorporation which, in part, eliminated the authorized preferred stock. In August 2018, the Company’s Board of Directors approved a second amendment and restatement of the Company’s amended and restated certificate of incorporation (the “Amended and Restated Charter”) to, in part, increase the Company’s authorized capital to a total of 110.0 million shares, including 10.0 million shares of newly created preferred stock, par value $0.001 per share (“Preferred Stock”), authorize the Company’s Board of Directors to fix the designation and number of each series of Preferred Stock, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock. The Amended and Restated Charter was approved by a majority of the Company’s stockholders in September 2018, and was filed with the State of Delaware in November 2018. All references in the accompanying financial statements to Preferred Stock have been restated to reflect the Amended and Restated Charter.

Common Stock

The Amended and Restated Charter also increased the Company’s authorized capital to include 100.0 million shares of common stock, par value $0.001, and removed the deemed liquidation provision, as such term is defined in the Amended and Restated Charter. Each holder of common stock is entitled to one vote for each share of common stock held at all meetings of stockholders.

Initial Public Offering

On February 27, 2019, Super League completed its IPO of its common stock, pursuant to which the Company issued and sold an aggregate of 2,272,727 shares of common stock at $11.00 per share, raising aggregate net proceeds of $22,458,000 after deducting underwriting discounts, commissions and offering costs of $2,542,000. Concurrent with the closing of the IPO on February 27, 2019 (the “IPO Closing Date”), in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

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

Upon closing of the IPO, 83,333 options and 125,000 warrants previously granted to the CEO (with an average grant date fair value of $8.50) became fully vested. As a result, the Company recorded an additional $1,770,000 of stock-based compensation during the year ended December 31, 2019.

Pursuant to the related underwriting agreement, in connection with the completion of the IPO, for the purchase price of $50.00, the Company issued a warrant to purchase shares of our common stock equal to 3.0% of the shares sold in the IPO, or 68,182 shares, at an exercise price of $11.00 per share (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable during the period commencing from the date of the close of the IPO and ending five years from the closing date of the IPO. The Underwriters’ Warrants represent additional noncash offering costs, with an estimated grant date fair value of $547,000, which was reflected in additional-paid-in capital when issued and as a corresponding offering cost in the statement of shareholders equity for the year ended December 31, 2019. The fair value of the Underwriters’ Warrant was estimated on February 27, 2019, the grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 95%, (ii) risk-free interest rate of 2.5%, and (iii) expected term of five years.

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

8.	STOCK-BASED INCENTIVE PLANS

The Super League 2014 Stock Option and Incentive Plan (the “Plan” or “SOP”) was approved by the Board of Directors and the stockholders of Super League in October 2014. The Plan was subsequently amended in May 2015, May 2016, July 2017 and October 2018. The Plan allows grants of stock options, stock awards and performance shares with respect to common stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The Plan provides for both the direct award and sale of shares of common stock and for the grant of options to purchase shares of common stock. Options granted under the Plan include non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

The Board of Directors administers the Plan and determines which eligible individuals are to receive option grants or stock issuances under the Plan, the times when the grants or issuances are to be made, the number of shares of common stock subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of common stock of the Company on the date of grant. Options generally begin to be exercisable six months to one year after grant and typically expire 10 years after grant. Stock options and restricted shares generally vest over two to four years (generally representing the requisite service period). The Plan terminates automatically on July 1, 2027. The Plan provides for the following programs:

Option Grants

Under the discretionary option grant program, Super League’s compensation committee may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Super League or its affiliates (including employees, non-employee members of the Board of Directors and consultants) at an exercise price not less than 85% of the fair market value of such shares on the grant date, and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of such shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Super League’s voting stock or the voting stock of any of its subsidiaries).

Stock Awards or Sales

Under the stock award or sales program, eligible individuals may be issued shares of common stock of the Company directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services. Under this program, the purchase price for the shares will not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered. Eligible individuals will have no stockholder rights with respect to any unvested restricted shares or restricted stock units issued to them under the stock award or sales program; however, eligible individuals will have the right to receive any regular cash dividends paid on such shares.

The initial reserve under the Plan was 583,334 shares of common stock, which reserve was subsequently increased to 1,000,000 shares upon stockholders’ approval in May 2016. In July 2017, the Company amended and restated the SOP to increase the number of shares of common stock reserved thereunder from1,000,000 shares to 1,500,000 shares. In October 2018, the Company amended and restated the SOP to increase the number of shares of common stock reserved thereunder from 1,500,000 shares to 1,833,334 shares. As of December 31, 2019, 308,479 shares remained available for issuance under the Plan.

Super League issues new shares of common stock upon the exercise of stock options, the grant of restricted stock, or the delivery of shares pursuant to vested restricted stock units. The compensation committee of the Board of Directors may amend or modify the Plan at any time, subject to any required approval by the stockholders of the Company, pursuant to the terms therein.

Stock Options

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the years ended December 31, 2019 and 2018:

	2019	2018
Volatility	95%	96%
Risk–free interest rate	1.99%	2.82%
Dividend yield	-%	-%
Expected life of options (in years)	6.08	5.78
Weighted-average fair value of common stock	$7.45	$10.80

A summary of stock option activity for the year ended December 31, 2019 is as follows:

		Weighted-Average
	Options (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2018	1,524,000	$9.18	7.34	$(10,327,000)
Granted	165,000	$7.45
Exercised	-	-
Canceled / forfeited	(138,000)	$10.60
Outstanding at December 31, 2019	1,551,000	$8.86	7.51	$(10,088,000)
Vested and exercisable at December 31, 2019	1,153,000	$8.66	7.04	$(7,259,000)

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2019 and 2018 was $5.76 and $8.85, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2019 and 2018 was $3,989,000 and $4,720,000, respectively. As of December 31, 2019, the total unrecognized compensation expense related to non-vested stock option awards was $2,840,000, which is expected to be recognized over a weighted-average term of approximately 2.83 years.

Restricted Stock Units

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2019:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)
Non-vested restricted stock units at December 31, 2018	10,000	$7.11
Granted	33,000	$9.68
Vested	(14,000)	$6.13
Canceled	–
Non-vested restricted stock units at December 31, 2019	29,000	$10.40

As of December 31, 2019, the total unrecognized compensation expenses related to non-vested restricted stock units was $52,000 which will be recognized over a weighted-average term of approximately 0.12 years.

Warrants Issued to Employees and Nonemployees for Services

During the year ended December 31, 2018, the Company issued common stock purchase warrants to certain employees in exchange for services performed, subject to certain vesting conditions. The warrants have expiration dates of 10 years from the date of grant and an exercise price of $10.80 per share. A summary of employee and nonemployee warrant activity for the year ended December 31, 2019 is as follows:

		Weighted-Average
	Warrants (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2018	1,098,000	$9.33	2.66
Exercised	(67,000)	$0.17		$137,000
Outstanding at December 31, 2019	1,031,000	$9.92	2.83	$(7,797,000)
Vested and exercisable as of December 31, 2019	763,000	$10.16	3.34	$(5,952,000)

Compensation expense related to common stock purchase warrants was $2,182,000 and $1,400,000 for the years ended December 31, 2019 and 2018, respectively. The weighted-average grant date fair value of warrants granted during the year ended December 31, 2018 was $7.80. No warrants were granted to employees or non-employees in exchange for services performed during the year ended December 31, 2019. The aggregate fair value of warrants that vested during the years ended December 31, 2019 and 2018 was $2,092,000 and $1,401,000, respectively.

As of December 31, 2019, the total unrecognized compensation expense related to warrants was $275,000, which is expected to be recognized over a weighted-average term of approximately 0.4 years.

Noncash Stock Compensation Expense

Noncash stock-based compensation expense for the periods presented was comprised of the following:

	For the Year Ended December 31,
	2019	2018
Stock options	$3,573,000	$2,490,000
Warrants	2,182,000	1,400,000
Restricted stock units	370,000	14,000
Earn-out compensation expense (Note 5)	58,000	-
Other	34,000	39,000
Total noncash stock compensation expense	$6,217,000	$3,943,000

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Fiscal Year
	2019	2018
Sales, marketing and advertising	$635,000	$504,000
Technology platform and infrastructure	129,000	200,000
General and administrative	5,453,000	3,239,000
Total noncash stock compensation expense	6,217,000	$3,943,000

Noncash stock-based compensation expense for the year ended December 31, 2019 included compensation expense resulting from the vesting of certain performance-based options and warrants previously granted to certain executives, which vested upon the achievement of certain performance-based milestones, pursuant to vesting conditions in the underlying equity grant agreements. Performance targets included the completion of our IPO in February 2019 and other operational performance-based milestones. During fiscal year 2019, 325,000 of performance-based stock options and warrants vested with grant date fair values ranging from $8.28 to $8.50, resulting in noncash stock compensation expense of $2,766,000 during fiscal year 2019. The fair value of these equity awards was estimated on October 31, 2018, their original grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 93%, (ii) risk-free interest rate of 3.0%, and (iii) expected term of 6.5 years.

9.	INCOME TAXES

Super League’s provision for income taxes consisted of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Current:
Federal taxes	$–	$–
State taxes
Total current

	2019	2018
Deferred:
Federal taxes	$4,098,000	$4,073,000
State taxes	1,374,000	1,609,000
Subtotal	5,472,000	5,682,000
Change in valuation allowance	(5,472,000)	(5,682,000)
Total deferred	–	–

Provision for income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31, 2019 and 2018.

	2019	2018
Deferred tax assets (liabilities):
Net operating loss and credits	$14,456,000	$11,129,000
Stock compensation	3,992,000	3,452,000
Accrued interest expense	1,541,000	938,000
Fixed assets and intangibles	118,000	87,000
Total deferred tax assets	20,107,000	15,606,000
Valuation allowance	(20,107,000)	(15,606,000)
Total deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2019	2018

Statutory federal tax rate - (benefit) expense	21%	35%
Non-deductible permanent items	(6)	(1)
Change in tax rate	-	(29)
Valuation allowance	(15)	(5)
	-%	-%

For the years ended December 31, 2019 and 2018, the Company recorded full valuation allowances against its net deferred tax assets due to uncertainty regarding future realizability pursuant to guidance set forth in the FASB’s Accounting Standards Codification Topic No. 740, Income Taxes. In future periods, if the Company determines it will more likely than not be able to realize these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is made.

At December 31, 2019, the Company had U.S. federal and state income tax net operating loss carryforwards of approximating $49,795,000 and $52,665,000, respectively, expiring through 2039. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.

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

The new legislation reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, all deferred income tax assets and liabilities, including NOL’s, have been measured using the new rate under and are reflected in the valuation of these assets as of December 31, 2019 and 2018. As a result, as of December 31, 2017, the value of our deferred tax assets was reduced by $4,279,000 and the related valuation allowance was reduced by the same amount. Given the full valuation allowance provided for net deferred tax assets, the change in tax law did not have a material impact on the Company’s financial statements.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease agreement which expired on May 31, 2017 and was amended to a month-to-month lease.

Rent expense for the years ended December 31, 2019 and 2018 was approximately $349,000 and $329,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Related Party Transactions

In May 2018, the Company entered into a consulting agreement with a member of the Company's Board of Directors, pursuant to which the board member provides the Company with strategic advice and planning services for which he receives a cash payment of $7,500 per month from the Company. The Consulting Agreement has an initial term that runs until December 31, 2019, but may be extended upon mutual agreement of the board member and the Company.

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the financial statements and disclosures through the date the annual audited financial statements were available to be issued and determined that no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LEAGUE GAMING, INC.

By	/s/ Ann Hand
Ann Hand President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Clayton Haynes
Clayton Haynes Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Hand	Chief Executive Officer,	March 20, 2020
Ann Hand	President, Chair of the Board
(Principal Executive Officer)

/s/ Clayton Haynes	Chief Financial Officer	March 20, 2020
Clayton Haynes	(Principal Financial and Accounting Officer)

/s/ David Steigelfest	Director	March 20, 2020
David Steigelfest

/s/ Jeff Gehl	Director	March 20, 2020
Jeff Gehl

/s/ Robert Stewart	Director	March 20, 2020
Robert Stewart

/s/ Kristin Patrick	Director	March 20, 2020
Kristin Patrick

/s/ Mark Jung	Director	March 20, 2020
Mark Jung

/s/ Michale Keller	Director	March 20, 2020
Michael Keller