Form 10-Q
period 2020-03-31
Super League Gaming, Inc.
filed 2020-05-15
CIK 1621672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, there were 8,595,742 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

- i -

PART I

FINANCIAL INFORMATION

ITEM  1.   CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$4,771,000	$8,442,000
Accounts receivable	369,000	293,000
Prepaid expenses and other current assets	1,459,000	924,000
Total current assets	6,599,000	9,659,000
Property and Equipment, net	212,000	239,000
Intangible and Other Assets, net	1,769,000	1,984,000
Goodwill	2,565,000	2,565,000
Total assets	$11,145,000	$14,447,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,095,000	$853,000
Deferred revenue	64,000	151,000
Total current liabilities	2,159,000	1,004,000

Commitments and Contingencies (Note 5)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 8,595,742 and 8,573,922 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	18,000	18,000
Additional paid-in capital	99,914,000	99,237,000
Accumulated deficit	(90,946,000)	(85,812,000)
Total stockholders’ equity	8,986,000	13,443,000
Total liabilities and stockholders’ equity	$11,145,000	$14,447,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

REVENUES	$243,000	$249,000

COST OF REVENUES	117,000	74,000

GROSS PROFIT	126,000	175,000

OPERATING EXPENSES
Selling, marketing and advertising	1,273,000	1,003,000
Technology platform and infrastructure	1,905,000	1,155,000
General and administrative	2,096,000	4,153,000
Total operating expenses	5,274,000	6,311,000

NET OPERATING LOSS	(5,148,000)	(6,136,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	-	(187,000)
Accretion of debt discount	-	(2,684,000)
Beneficial conversion feature	-	(7,067,000)
Other	14,000	5,000
Total other income (expense)	14,000	(9,933,000)

NET LOSS	$(5,134,000)	$(16,069,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.60)	$(2.68)
Weighted-average number of shares outstanding, basic and diluted	8,584,834	5,988,310

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Common stock (Shares)
Balance, beginning of period	8,573,922	4,610,109
Initial public offering of common stock, net of issuance costs	-	2,272,727
Automatic conversion of convertible debt to common stock	-	1,475,164
Stock-based compensation	21,820	10,833
Balance, end of period	8,595,742	8,368,833

Common stock (Amount):
Balance, beginning of period	$18,000	$14,000
Initial public offering of common stock, net of issuance costs	-	2,000
Automatic conversion of convertible debt to common stock	-	2,000
Balance, end of period	$18,000	$18,000

Additional paid-in-capital:
Balance, beginning of period	$99,237,000	$48,325,000
Initial public offering of common stock, net of issuance costs	-	22,456,000
Automatic conversion of convertible debt to common stock	-	13,791,000
Beneficial conversion feature	-	7,067,000
Stock-based compensation	677,000	2,712,000
Balance, end of period	$99,914,000	$94,351,000

Accumulated Deficit:
Balance, beginning of period	(85,812,000)	(55,133,000)
Net loss	(5,134,000)	(16,069,000)
Balance, end of period	(90,946,000)	(71,202,000)
Total stockholders’ equity	$8,986,000	$23,167,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,134,000)	$(16,069,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525,000	335,000
Stock-based compensation	702,000	2,730,000
Amortization of discount on convertible notes	-	2,684,000
Beneficial conversion feature	-	7,067,000
Changes in assets and liabilities:
Accounts receivable	(76,000)	173,000
Prepaid expenses and other current assets	(560,000)	(610,000)
Accounts payable and accrued expenses	1,242,000	211,000
Deferred revenue	(87,000)	(30,000)
Accrued interest on convertible notes	-	187,000
Net cash used in operating activities	(3,388,000)	(3,322,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,000)	(18,000)
Capitalization of software development costs	(240,000)	(332,000)
Acquisition of other intangible assets	(39,000)	(74,000)
Net cash used in investing activities	(283,000)	(424,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-	22,458,000
Net cash provided by financing activities	-	22,458,000

(DECREASE) INCREASE IN CASH	(3,671,000)	18,712,000
Cash – beginning of period	8,442,000	2,774,000
Cash – end of period	$4,771,000	$21,486,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Automatic conversion of convertible debt to common stock	$-	$13,793,000

See accompanying notes to condensed financial statements

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a global leader in the mission to bring live and digital esports entertainment and experiences directly to everyday competitive gamers around the world. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles and owners/operators of a distributed footprint of venues, a network of digital social and viewing channels, and an association/organization of city-based amateur gaming clubs and teams. The Super League Network features multiple forms of content celebrating the love of play via social media, live streaming and video-on-demand, along with continuous gameplay and leaderboards. Inside our network is Framerate, a large independent social video esports network powered by user-generated highlight reels, and our exclusive proprietary platform Minehut, providing a social and gameplay forum for the avid Minecraft community. Super League is committed to supporting the development of local, grassroots player communities, while providing a global, scalable infrastructure for esports competition and engagement. We address a wide range of gamers across game titles, ages and skill levels, and also a wide range of content-capture beyond gameplay. This positions Super League as more than a tournament operator; we are a lifestyle and media company focused on capturing, generating, aggregating and distributing content across the genre of all things esports.

We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, as amended.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020.

The condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of March 31, 2020, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain reclassifications to operating expense line items have been made to prior year amounts for consistency and comparability with the current year’s financial statements presentation. These reclassifications had no effect on the reported total operating expenses for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of convertible notes and related common stock purchase warrants (hereinafter, “warrants”), stock-based compensation expense, accounting for business combinations, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

Going Concern

The accompanying interim condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, the Company incurred net losses of $5.1 million and $16.1 million during the three months ended March 31, 2020 and 2019, respectively, and had an accumulated deficit of $90.9 million. Total noncash charges included in accumulated deficit since inception, primarily related to noncash stock compensation, restricted stock units issued in connection with a license agreement, amortization of the discount on convertible debt and in-kind advertising expense, totaled approximately $35.3 million. For the three months ended March 31, 2020 and 2019, noncash expenses (excluding depreciation and amortization of fixed and intangible assets, respectively) included in net loss, primarily comprised of stock-based compensation and noncash interest charges (2019 period only), totaled $702,000 and $12.7 million, respectively. For the three months ended March 31, 2020 and 2019, net cash used in operating activities totaled $3.4 million and $3.3 million, respectively.

As of March 31, 2020, the Company had cash and cash equivalents of approximately $4.8 million. The Company has used and will continue to use significant capital for the growth and development of its business. The Company’s management expects operating losses to continue in the near term in connection with the pursuit of its strategic objectives. As such, management believes its current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the issuance of these financial statements. As a result, our current financial condition raises substantial doubt about our ability to continue as a going concern.

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

Recent Financing Activities

As described at Note 6, on May 4, 2020, the Company entered into a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) resulting in net proceeds of approximately $1.2 million pursuant to the Paycheck Protection Program enacted by Congress under the CARES Act administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with a third-party lender.

On May 13, 2020, we announced that the Company entered into securities purchase agreements with institutional investors for the purchase and sale of 1,825,000 shares of our common stock at a public offering price of $3.50 per share, pursuant to a registered direct offering, priced at-the-market under Nasdaq rules. The gross proceeds of the offering will be approximately $6.4 million before deducting fees and other estimated offering expenses. The closing of the registered direct offering is expected to take place on or about May 15, 2020, subject to the satisfaction of customary closing conditions. The offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-237626) previously filed with the U.S. Securities and Exchange Commission. The proceeds from this offering will primarily be used for working capital purposes.

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

Super League generates revenues and related cash flows from (i) sponsorships and advertising, including third-party content sales and (ii) direct to consumer offers including tournament fees for participation in our physical and online multiplayer gaming experiences, digital subscriptions and merchandise sales.

Sponsorships and Advertising:

The Company generates sponsorship revenues primarily from sales of various forms of sponsorships and promotional campaigns for its online gameplay and content platforms and from sponsorship at its in-person esports experiences. These revenue arrangements may include: exclusive or non-exclusive title sponsorships, marketing benefits, official product status exclusivity, product visibly and additional infrastructure placement, social media rights (including rights to create and post social content and clips), rights to on-screen activations and promotions, display material rights, media rights, hospitality and tickets and merchandising rights.

Sponsorship revenues also include revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels, leveraging the flexibility of, and powered by the Super League gaming and content technology platform.

Sponsorship arrangements typically include contract terms for time periods ranging from several weeks or months to multi-year arrangements.

We also generate content through digital and physical experiences that offer opportunities for generating advertising revenue on our proprietary digital channels. In addition, we license our content to third parties seeking esports content for their own distribution channels.

For sponsorship arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the agreement as the Company satisfies its performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Payments are typically due from customers during the term of the arrangement.

Revenue for sponsorship arrangements for one-off branded experiences and/or the development of content tailored specifically for the Company’s partners’ distribution channels that provide for a contractual delivery or performance date, is recognized when performance is substantially complete and or delivery occurs.

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

Direct to Consumer:

Direct to consumer revenues include online and physical tournament fees, digital subscriptions, digital goods and merchandise. Revenue from single experiences is recognized when the experience occurs. Revenue from multi-week packages is recognized over time as the multi-week experiences occur based on estimates of the progress toward complete satisfaction of the applicable offer and related performance obligations. Subscription revenue is recognized over the applicable subscription term. Payments are typically due from customers at the point of sale.

Revenue billed or collected in advance is recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied, as described above.

Revenue was comprised of the following for the periods presented:

	For the Three Months Ended March 31,
	2020	2019
Sponsorships and advertising	$228,000	$238,000
Direct to Consumer	15,000	11,000
	$243,000	$249,000

For the three months ended March 31, 2020 and 2019, 21% and 73% of revenues were recognized at a single point in time, and 79% and 27% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the production of Super League’s in-person and online gaming and content events and activities, including venue rental, venue entertainment, licenses, direct marketing, prizing, talent and contract services.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2020 and 2019 were $67,000 and $147,000, respectively, and are included in selling, marketing and advertising expenses in the accompanying statements of operations.

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

Noncash stock-based compensation expense for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2020	2019
Stock options	$313,000	$1,292,000
Warrants	222,000	1,288,000
Restricted stock units	167,000	150,000
Total noncash stock compensation expense	$702,000	$2,730,000

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended March 31,
	2020	2019
Sales, marketing and advertising	$173,000	$132,000
Technology platform and infrastructure	89,000	(3,000)
General and administrative	440,000	2,601,000
Total noncash stock compensation expense	$702,000	$2,730,000

Noncash stock-based compensation expense for the three months ended March 31, 2019 included compensation expense resulting from the vesting of certain performance-based options and warrants previously granted to two of the Company’s executives which vested upon completion of the Company’s initial public offering (“IPO”) and the satisfaction of certain other operational performance metrics. Upon closing of the IPO on February 27, 2019, 83,000 of performance-based stock options and 125,000 warrants vested, with a weighted-average grant date fair value of $8.50, resulting in noncash stock compensation expense of $1,770,000. The fair value of these equity awards was estimated on October 31, 2018, their original grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 93%, (ii) risk-free interest rate of 3.0%, and (iii) expected term of 6.5 years.

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

For the three months ended March 31, 2020 and 2019, four customers accounted for 79% and three customers accounted for 96% of revenue, respectively. At March 31, 2020, three customers accounted for 86% of accounts receivable. At December 31, 2019, one customer accounted for 70% of accounts receivable. At March 31, 2020, two vendors accounted for 74% of accounts payable. At December 31, 2019, one vendor accounted for 21% of accounts payable.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 3,963,000 and 4,110,000 at March 31, 2020 and 2019, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

Recent Accounting Guidance

Recent Accounting Pronouncements - Recently Adopted.

In January 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, that entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this new standard effective January 1, 2020. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operations for the current or prior periods.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	March 31, 2020	December 31, 2019
	(Unaudited)
Capitalized software development costs	$2,603,000	$2,363,000
Licenses	-	340,000
Trade name	189,000	189,000
Domain	70,000	68,000
Copyrights and other	326,000	289,000
	3,188,000	3,249,000
Less: accumulated amortization	(1,419,000)	(1,265,000)
Intangible and other assets, net	$1,769,000	$1,984,000

Amortization expense totaled $493,000 and $85,000 for the three months ended March 31, 2020 and 2019, respectively. In April 2020, we amended our arrangement with ggCircuit, LLC (“ggCircuit”) terminating certain rights and licenses from a prior agreement, as amended, focused on in-person play in gaming centers, and securing other rights and licenses from ggCircuit, focused on online play at home. ggCircuit is an esports services company that provides gaming center management software solutions for online play at home, along with access to a global network of gaming centers. As a result of the termination of the rights and licenses related to the prior arrangement, the Company accelerated the amortization of the remaining balance related to the prior rights and licenses included in “Licenses” above, totaling $306,000, which is included in technology platform and infrastructure expense in the accompanying statement of operations for the three months ended March 31, 2020.

4.	STOCKHOLDERS’ EQUITY

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

5.	COMMITMENTS AND CONTINGENCIES

In April 2020, the Company entered into a directors and officers insurance premium finance agreement totaling $2.3 million, with a down payment of $1.0 million due in April 2020, and seven equal installment payments due thereafter. The finance agreement has an interest rate of approximately 4%.

6.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the financial statements and disclosures through the date the financial statements were available to be issued and determined that, except as noted below, no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

COVID-19

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. It is unknown how long the adverse conditions associated with the coronavirus will last and what the complete financial effect will be to the company.

On May 4, 2020, the Company entered into a potentially forgivable loan from the SBA resulting in net proceeds of approximately $1,200,047 pursuant to the Paycheck Protection Program enacted by Congress under the CARES Act administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with South Porte Bank as the lender (the “Lender”) (the “PPP Loan Agreement”).

The PPP Loan provides for working capital to the Company and will mature on May 4, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 4, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The Company will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs and other qualifying expenses during the eight-week period following receipt of the loan, provided that the Company maintains its employment and compensation within certain parameters during such period. Any amounts forgiven will not be included in the Company’s taxable income. As specifically intended under the program, the PPP Loan, together with our cost savings initiatives, will help us to continue operations without salary reductions, layoffs or furloughs, during this challenging and uncertain economic environment created by the COVID-19 pandemic.

Financing Activities

On May 13, 2020, we announced that the Company entered into securities purchase agreements with institutional investors for the purchase and sale of 1,825,000 shares of common stock, par value $0.001 per share at an offering price of $3.50 per share, pursuant to a registered direct offering, priced at-the-market under Nasdaq rules. The gross proceeds of the offering will be approximately $6.4 million before deducting fees and other estimated offering expenses. The closing of the registered direct offering is expected to take place on or about May 15, 2020, subject to the satisfaction of customary closing conditions. The offering was made pursuant to an effective shelf registration statement on Form S-3 previously filed with the U.S. Securities and Exchange Commission. We intend to use the net proceeds from this offering for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

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

General

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a global leader in the mission to bring live and digital esports entertainment and experiences directly to everyday competitive gamers around the world. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles and owners/operators of a distributed footprint of venues, a network of digital social and viewing channels, and an association/organization of city-based amateur gaming clubs and teams. The Super League Network features multiple forms of content celebrating the love of play via social media, live streaming and video-on-demand, along with continuous gameplay and leaderboards. Inside our network is Framerate, a large independent social video esports network powered by user-generated highlight reels, and our exclusive proprietary platform Minehut, providing a social and gameplay forum for the avid Minecraft community. Super League is committed to supporting the development of local, grassroots player communities, while providing a global, scalable infrastructure for esports competition and engagement. We address a wide range of gamers across game titles, ages and skill levels, and also a wide range of content-capture beyond gameplay. This positions Super League as more than a tournament operator; we are a lifestyle and media company focused on capturing, generating, aggregating and distributing content across the genre of all things esports.

Executive Summary

We believe Super League is on the leading edge of the rapidly growing competitive video gaming industry, which has become an established and vital part of the entertainment landscape.

We believe there is a significant opportunity for the world of mainstream competitive players who want their own esports experience. These amateur gamers are players who enjoy the competition, the social interaction and community, and the entertainment value associated with playing and watching others play.

Super League is a critically important component in providing the infrastructure for mainstream esports that is synergistic and accretive to the greater esports ecosystem. Over the past five years, we believe we have become the preeminent brand for amateur esports by providing a proprietary software platform that allows our gamers to compete, socialize and spectate premium amateur esports gameplay and entertainment, both physically and digitally online. Not only do we offer premium amateur esports leagues and community, but we are able to leverage our derivative gameplay content to become a comprehensive amateur esports content network. As we expand our city clubs, partner venue network, breadth of game titles and reach into the home, we bring new players into our customer funnel to drive audience growth, and ultimately, consumer and content monetization.

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

First Quarter 2020

In the first quarter of 2020, management continued to focus on monetization with respect to our two primary revenue categories: (1) sponsorships and advertising revenues, the monetization of our content, and (2) direct to consumer revenues, or gamer monetization. In addition to the increase in engagement described below, we continued our focus on our premium advertising model for future monetization of our rapidly growing advertising inventory and expanded our direct sales team to facilitate delivery; continued to focus on monetization of the gamer through direct-to-consumer offers, including the planned relaunching of a monthly subscription offer that is purely digital in response, in part, to the impact of COVID-19 and the launch of the early stages of a micro-transaction marketplace; and, we began to unlock new ways that our content production technology can extend beyond esports into traditional sports and other entertainment formats representing potential new revenue opportunities in future periods.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. In response to COVID-19 and the related uncertainty, advertisers and sponsors across the board inevitably paused to reset their marketing strategies. The impact on Super League in the first quarter of 2020 was the deferral of some of these programs and related revenues to future periods. In the first quarter of 2020, we did not experience any cancellations of existing programs. For example, our partnership with Tencent and OnePlus, bringing PUBG mobile tournaments to life proceeded as planned, just from the comfort and safety of players’ homes, online, as opposed to in-person. The majority of our gameplay hours and other engagement occurs digitally, online, so while our “in real life” gaming is a premium and important aspect of our brand, the shift away from retail locations is not expected to have a significant impact on our overall business model over time, which is largely digitally focused.

During the first quarter of 2020, we experienced a significant increase in new users, gamer engagement, and gameplay hours across all of our platforms. We believe a driver of the increase was the current period of social distancing and mandatory shelter in place orders stemming from the COVID-19 pandemic, during which passionate video gamers around the world are seeking a competitive outlet, seeking to connect with others around the games they love and are turning to esports and other online gaming communities to fill the void. These increases are accelerating our growth plans, and are increasing our potential opportunities for monetization.

Key Performance Indicators.

We focus on three key performance indicators (“KPIs”), as outlined below, to assess our progress and drive revenue growth, which is also a key performance indicator. As of the end of the first quarter of 2020, we significantly outperformed several of the KPI goals we established at the beginning of 2020, as follows:

●
Registered Users: We ended fiscal 2019 with approximately 980,000 registered users. During the three months ended March 31, 2020, we increased our registered users by approximately 36%, to 1,335,000 registered users. Registered users represent more gamers from whom we can gather user generated content and convert into subscribers and/or upsell into other paid offers.

●
Engagement Hours: As of March 31, 2020, including our live gaming experiences and our expanding digital gameplay channels, we generated approximately 10.0 million hours of gameplay and other engagement, as compared to approximately 15.0 million full year 2019 gameplay and other engagement hours. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

●
Views and Impressions: We generated 99.5 million views during the first quarter of 2020, compared to our full-year 2019 views of 120.0 million, leveraging our own programming and experiences and the significant expansion of our audience reach in connection with the acquisition of Framerate. This continued growth in views results in the exponential growth of our monetizable advertising inventory. Additionally, our growth in views continues to be achieved largely via user generated content submitted to us by our community, significantly limiting the production cost and overall investment required to achieve the growth in viewership.

The diversity of our portfolio continues to differentiate us as a truly game-agnostic platform speaking to a wide spectrum of game titles, players and viewers. We intend to continue seeding the build out and monetization of our retail footprint, driven by our national-level announcements with Topgolf and ggCircuit, as well as our agreement with Wanda Cinemas Games for future events in Wanda cinemas in China. The foregoing will allow us to expand internationally once retail establishments open following the COVID-19 pandemic and will provide us with access to hundreds of physical venue locations. In the meantime, we are actively engaging with these gamers online from home.

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

Expansion of City Clubs

In March 2020, we announced the expansion of our branded Gaming Clubs, the foundation for what has been the world’s first city-based esports league and events system, into eight additional domestic and international markets. As a result, even more gamers throughout the U.S., Canada, and Mexico can participate in online and in-person competitive experiences across multiple game titles, across all age groups, and welcoming of all skill levels, as members of one of 24 proprietary regional clubs based on where they live and play.

Super League’s new Clubs are the Toronto Rage, Vancouver Krakens, Mexico City Solstice, Detroit Vengeance, Minneapolis Ice, Nashville Berserkers, Oklahoma City Glitch, and Salt Lake City Yetis.

Impact of COVID-19 Pandemic

Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. It is unknown how long the adverse conditions associated with the coronavirus will last and what the complete financial effect will be to the Company.

Notwithstanding the growth in user engagement metrics discussed herein, the broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance remains uncertain. The COVID-19 pandemic may continue to impact our revenue and revenue growth in future periods, and is likely to continue to adversely impact certain aspects of our business and our partners, including advertising demand, retail expansion plans and our in-person esports experiences. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Critical Accounting Estimates

Our unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020. In addition, refer to Note 2 to the condensed financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

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

Super League generates revenues and related cash flows from (i) sponsorships and advertising, including third-party content sales and (ii) direct to consumer offers including tournament fees for participation in our physical and online multiplayer gaming experiences, digital subscriptions and merchandise sales.

Sponsorships and Advertising:

Sponsorship arrangements typically include contract terms for time periods ranging from several weeks or months to multi-year arrangements.

For sponsorship arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the agreement as the Company satisfies its performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Payments are typically due from customers during the term of the arrangement.

Revenue for sponsorship arrangements for one-off branded experiences and/or the development of content tailored specifically for the Company’s partners’ distribution channels that provide for a contractual delivery or performance date, is recognized when performance is substantially complete and or delivery occurs.

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

Direct to Consumer:

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

We make estimates and judgments when determining whether the collectability of accounts receivable is reasonably assured. We assess the collectability of receivables based on several factors, including past transaction history and the creditworthiness of our customers. If it is determined that collection is not reasonably assured, amounts due are recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. Management’s estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
REVENUES	$243,000	$249,000

COST OF REVENUES	117,000	74,000
GROSS PROFIT	126,000	175,000

OPERATING EXPENSES
Selling, marketing and advertising	1,273,000	1,003,000
Technology platform and infrastructure	1,905,000	1,155,000
General and administrative	2,096,000	4,153,000
Total operating expenses	5,274,000	6,311,000

NET LOSS FROM OPERATIONS	(5,148,000)	(6,136,000)

OTHER INCOME (EXPENSE), NET	14,000	(9,933,000)

NET LOSS	$(5,134,000)	$(16,069,000)

Comparison of the Results for the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Sponsorships and advertising	$228,000	$238,000	$(10,000)	(4)%
Direct to Consumer	15,000	11,000	4,000	36%
	$243,000	$249,000	$(6,000)	(2)%

Revenue for the three months ended March 31, 2020 decreased $6,000, or 2%, compared to the three months ended March 31, 2019. First quarter 2020 revenues reflect the impact of the general deferral in advertising spending by brands and sponsors during the early stages of the COVID-19 pandemic. Revenues for the periods presented was comprised of the following:

Sponsorships and Advertising:

Sponsorships. Period to period changes in sponsorship revenues are attributable to fluctuations in sponsorship activities period to period, which is based on the specific partnership arrangements with activities during a particular period, the related performance obligations satisfied during the period and the contractual consideration associated with the activities during the period. Sponsorship revenues for the three months ended March 31, 2020 included revenues for our Capcom, Inc., Street Fighter® V: Arcade Edition partnership, our Tencent Games and OnePlus Mobile Player Unknown’s Battlegrounds Mobile, or PUBG Mobile, premium content, competitive experiences and sponsorship activation, World Golf Tour competitive gameplay and content activation with Topgolf and our Logitech G Challenge CS:GO online tournaments. Sponsorship revenues for the three months ended March 31, 2019 was primarily comprised of revenues from our Samsung Fortnite event held in New York in March 2019, our Red Bull North America, Inc. master brand partnership, and our Logitech G Challenge online tournament.

Advertising and Content Sales. Revenues for the three months ended March 31, 2020 included revenues from campaigns launched related to our Framerate digital property and advertising revenues from Snapchat Inc. related content sales and our Minehut digital property. Revenues for the three months ended March 31, 2019 included revenues from the sale of gameplay and other content generated by us to Nickelodeon (third-party broadcaster) to supplement their YouTube channel programming. Although we experienced a decrease in revenue in the three months ended March 31, 2020 from the impact of the general deferral in advertising spending by brands and sponsors during the early stages of the COVID-19 pandemic, we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party content derived from our technology platform in future periods, as we expand our advertising inventory, viewership and related sales activities.

Direct to Consumer:

Super League holds paid events and a higher number of events that are free to play, consistent with our strategic focus on increasing the volume of new gamers and spectators introduced into our customer funnel, to increase the number of registered users on our platform, drive consumer conversion, and increase the overall awareness of the Super League brand and technology platform offerings. We intend to continue to offer a combination of paid and free to play experiences going forward. Direct to consumer revenues for the three months ended March 31, 2020 and 2019, were primarily comprised of subscription and digital goods revenues related to our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Cost of Revenue

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Cost of revenue	$117,000	$74,000	$43,000	58%

Cost of revenue for the three months ended March 31, 2020 increased $43,000 or 58% compared to the three months ended March 31, 2019, as compared to the 2% decrease in related revenues for the same periods. The increase was driven by a higher number of live events in the first quarter of 2020 compared to the prior year quarter, and lower cost brand sponsor revenues recognized in the first quarter of 2019. Cost of revenues fluctuate period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences and advertising and content sales activities occurring each period.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Selling, Marketing and Advertising	$1,273,000	$1,003,000	$270,000	27%
Technology Platform and Infrastructure	1,905,000	1,155,000	750,000	65%
General and Administrative	2,096,000	4,153,000	(2,057,000)	(50)%
Total operating expenses	$5,274,000	$6,311,000	$(1,037,000)	(16)%

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Three Months Ended March 31,
	2020	2019
Sales, marketing and advertising	$173,000	$132,000
Technology platform and infrastructure	114,000	(3,000)
General and administrative	415,000	2,601,000
Total noncash stock compensation expense	$702,000	$2,730,000

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense was primarily due to an increase in personnel costs, including noncash stock compensation, associated with the increase in our sales and marketing team focused on the monetization of our physical and digital experiences and related audience across our digital properties.

Technology Platform and Infrastructure. Technology platform and infrastructure costs include (i) allocated personnel costs, including salaries, noncash stock compensation, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing, development and enhancement of our proprietary gaming and content technology platform, (ii) third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, (iii) the amortization of capitalized internal use software costs, and (iv) technology platform related cloud services and broadband costs. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life. The period over period increase primarily reflects an increase in technology platform related cloud services costs totaling approximately $303,000, quarterly fees paid to ggCicruit under the related licenses and rights agreement, as amended, totaling $150,000 and the acceleration of amortization related to the termination of certain rights and licenses in connection with amendments to our arrangement with ggCircuit, totaling $306,000, as described at Note 3 to the condensed financial statements elsewhere herein.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Personnel costs	$491,000	$584,000	$(93,000)	(16)%
Office and facilities	99,000	104,000	(5,000)	(5)%
Professional fees	209,000	210,000	(1,000)	-%
Stock-based compensation	415,000	2,601,000	(2,186,000)	(84)%
Depreciation and amortization	71,000	258,000	(187,000)	(72)%
Other	811,000	396,000	415,000	105%
Total general and administrative expense	$2,096,000	$4,153,000	$(2,057,000)	(50)%

A summary of the main drivers of the net decrease in general and administrative expenses for the periods presented is as follows:

●
Personnel costs decreased $93,000 or 16%, primarily due to $309,000 of bonuses related to the achievement of initial public offering (“IPO”) related performance targets in the first quarter of 2019, net of $247,000 of R&D tax credits recorded in the first quarter of 2019. Excluding these items, general and administrative personnel costs were relatively flat for the periods presented.

●
Noncash stock compensation expense included in general and administrative expense decreased 84%, primarily due to certain performance options and warrants that vested in the first quarter of 2019, upon the achievement of certain performance-based milestones. Performance targets included the completion of our IPO in February 2019 and other operational performance targets. Upon the closing of our IPO on February 27, 2020, 83,333 stock options and 125,000 common stock purchase warrants vested with an average grant date fair value of $8.50, resulting in noncash stock compensation expense of $1,770,000 during the three months ended March 31, 2019.

●
Other general and administrative expenses increased 105%, primarily due to a full fiscal quarter of increased directors and officer's insurance premiums and public company related legal, audit and other administrative costs in connection with our February 2019 IPO, which closed on February 27, 2019, as compared to incurring one month of these costs for the first quarter of 2019.

Other Income (expense)

Other income (expense), net, for the three months ended March 31, 2020 and 2019, totaling $14,000 and $(9,933,000), respectively, was primarily comprised of interest expense related to the convertible notes outstanding during the 2019 period presented as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Accretion of discount on convertible notes	$-	$2,475,000	$(2,475,000)	100%
Accrued interest expense on convertible notes	-	187,000	(187,000)	100%
Accretion of convertible note issuance costs	-	209,000	(209,000)	100%
Beneficial conversion feature	-	7,067,000	(7,067,000)	100%
Total interest expense	$-	$9,938,000	$9,938,000	100%

Interest Expense. Interest expense for the periods presented primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018. Principal and interest as of February 27, 2019, the closing date of the IPO totaled $13,793,000. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As of and subsequent to February 27, 2019, we have no debt outstanding. As a result of the automatic conversion of the notes and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties as of the IPO closing Date.

The non-detachable conversion feature embedded in the notes provides for a conversion rate that was below market value at the commitment date, and therefore, represented a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. However, the conversion feature was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO closing date. The commitment date is the IPO closing date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO closing date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and is reflected as additional interest expense in the statement of operations for the three months ended March 31, 2019.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $4.8 million and $8.4 million at March 31, 2020 and December 31, 2019, respectively.

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2020 and December 31, 2019, we had working capital of approximately $4.4 million and $8.7 million, respectively, and sustained cumulative losses since inception attributable to common stockholders of approximately $90.9 million. Total noncash charges included in accumulated deficit since inception, primarily related to noncash stock compensation, restricted stock units issued in connection with a license agreement, amortization of the discount on convertible debt and in-kind advertising expense, totaled approximately $35.3 million. On February 27, 2019, we completed our IPO, raising net proceeds of approximately $22,458,000. During Fiscal 2018, the Company issued 9.00% secured convertible promissory notes, as described below, in an aggregate principal amount of approximately $13,000,000. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into shares of the Company’s common stock as described below.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities and proceeds received from the issuance of convertible debt, as described herein. We have and will continue to use significant capital for the growth and development of our business. Our management team expects operating losses to continue in the near term in connection with the pursuit of our strategic objectives. As such, we believe our current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the date of this Report. We believe these conditions raise substantial doubt about our ability to continue as a going concern. In addition, we may encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the heading “Risk Factors” included in Part II, Item 1A of this Report.

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

Recent Developments

On May 4, 2020, we entered into a potentially forgivable loan from the U. S. Small Business Administration (“SBA”) resulting in net proceeds of approximately $1.2 million pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, we entered into a note payable agreement with a third-party lender (the “PPP Loan Agreement”).

The PPP Loan provides for working capital to us and will mature on May 4, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 4, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. We will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs and other qualifying expenses during the eight-week period following receipt of the loan, provided that the Company maintains its employment and compensation within certain parameters during such period. Any amounts forgiven will not be included in the Company’s taxable income. As specifically intended under the program, the PPP Loan, together with our cost savings initiatives, will help us to continue operations without salary reductions, layoffs or furloughs, during this challenging and uncertain economic environment created by the COVID-19 pandemic.

On May 13, 2020, we announced that the Company entered into securities purchase agreements with institutional investors for the purchase and sale of 1,825,000 shares of our common stock at an offering price of $3.50 per share, pursuant to a registered direct offering, priced at-the-market under Nasdaq rules. The gross proceeds of the offering will be approximately $6.4 million before deducting fees and other estimated offering expenses. The closing of the registered direct offering is expected to take place on or about May 15, 2020, subject to the satisfaction of customary closing conditions. The offering was made pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. We intend to use the net proceeds from this offering for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Cash Flows for three Months Ended March 31, 2020 and 2019

The following table summarizes the change in cash balances for the periods presented:

	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(3,388,000)	$(3,322,000)
Net cash used in investing activities	(283,000)	(424,000)
Net cash provided by financing activities	-	22,458,000
(Decrease) increase in cash	(3,671,000)	18,712,000
Cash and cash equivalents, at beginning of period	8,442,000	2,774,000
Cash and cash equivalents, at end of period	$4,771,000	$21,486,000

Cash Flows from Operating Activities. Net cash used in operating activities during the three months ended March 31, 2020 was $3,388,000, which primarily reflected our net GAAP loss of $5,134,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $1,746,000, which included $702,000 of noncash stock compensation charges and depreciation and amortization of 525,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course. Net cash used in operating activities during the three months ended March 31, 2019 was $3,322,000, which primarily reflected our net loss of $16,069,000, net of adjustments to reconcile net loss to net cash used in operating activities of $12,747,000, which included $2,730,000 of noncash stock compensation charges, $2,871,000 of noncash accrued interest and accretion of debt discount, $7,067,0000 of noncash interest expense related to the recognition of the beneficial conversion feature upon the automatic conversion of the notes upon close of the IPO, and depreciation and amortization of $335,000. Changes in working capital primarily reflected the impact of a net decrease in accounts receivable, the prepayment of insurance premiums and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2020	2019

Purchase of property and equipment	$(4,000)	$(18,000)
Capitalization of software development costs	(240,000)	(332,000)
Acquisition of other intangible and other assets	(39,000)	(74,000)
Net cash used in investing activities	$(283,000)	$(424,000)

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

The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. We have and continue to use the net proceeds received from the offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We have and may continue to use a portion of the net proceeds for the strategic acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development will depend on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors described under “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2019, as well as Part II, Item 1A of this Report.

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the underlying agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

Contractual Obligations

As of March 31, 2020, except as described below, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. The operating lease for our corporate headquarters expired on May 31, 2017 and was subsequently amended to operate on a month-to-month basis. The following table lists our material known future cash commitments as of March 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Insurance premium financing	$2,294,000	$2,294,000	-	-

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

We incurred net losses of $5.1 million and $30.7 million during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.  Noncash expenses (excluding depreciation and amortization of fixed and intangible assets) totaled $702,000 and $16.2 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $90.9 million. Moreover, the report of our independent registered public accounting firm to the financial statements for our fiscal year ended December 31, 2019, included elsewhere herein, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and cash used in operating activities raise substantial doubt about our ability to continue as a going concern. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

For the three months ended March 31, 2020 and 2019, four customers accounted for 79% and three customers accounted for 96% of revenue, respectively. At March 31, 2020, three customers accounted for 86% of accounts receivable. At December 31, 2019, one customer accounted for 70% of accounts receivable. At March 31, 2020, two vendors accounted for 74% of accounts payable. At December 31, 2019, one vendor accounted for 21% of accounts payable. The loss of or a substantial reduction in activity by one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations.

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

Accordingly, our results of operations and the implementation of our long-term business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of COVID-19. The most recent global financial crisis caused by COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional capital from the capital markets. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we operate.

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the three months ended March 31, 2020 and the year ended December 31, 2019, we recorded share-based compensation expense of $702,000 and $6.2 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

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