Form 10-Q
period 2020-06-30
Super League Gaming, Inc.
filed 2020-08-12
CIK 1621672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to

Commission File Number 001-38819

SUPER LEAGUE GAMING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	47-1990734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

  2912 Colorado Ave., Suite #203
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLGG	NASDAQ Capital Market

As of August 11, 2020, there were 10,460,696 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM  1.   CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$6,241,000	$8,442,000
Accounts receivable	497,000	293,000
Prepaid expenses and other current assets	1,361,000	924,000
Total current assets	8,099,000	9,659,000
Property and Equipment, net	186,000	239,000
Intangible and Other Assets, net	1,953,000	1,984,000
Goodwill	2,565,000	2,565,000
Total assets	$12,803,000	$14,447,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$850,000	$853,000
Deferred revenue	-	151,000
Total current liabilities	850,000	1,004,000

Long-term note payable	1,202,000	-

Total Liabilities	2,052,000	1,004,000

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 10,460,696 and 8,573,922 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	20,000	18,000
Additional paid-in capital	106,237,000	99,237,000
Accumulated deficit	(95,506,000)	(85,812,000)
Total stockholders’ equity	10,751,000	13,443,000
Total liabilities and stockholders’ equity	$12,803,000	$14,447,000

See accompanying notes to condensed financial statement

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES	$324,000	$223,000	$567,000	$472,000

COST OF REVENUES	116,000	113,000	233,000	187,000

GROSS PROFIT	208,000	110,000	334,000	285,000

OPERATING EXPENSES
Selling, marketing and advertising	1,256,000	1,167,000	2,529,000	2,139,000
Technology platform and infrastructure	1,685,000	1,291,000	3,590,000	2,453,000
General and administrative	1,826,000	3,157,000	3,922,000	7,334,000
Total operating expenses	4,767,000	5,615,000	10,041,000	11,926,000

NET OPERATING LOSS	(4,559,000)	(5,505,000)	(9,707,000)	(11,641,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	(2,000)	-	(2,000)	(187,000)
Accretion of debt discount	-	-	-	(2,684,000)
Beneficial conversion feature	-	-	-	(7,067,000)
Other	1,000	-	15,000	5,000
Total other income (expense)	(1,000)	-	13,000	(9,933,000)

NET LOSS	$(4,560,000)	$(5,505,000)	$(9,694,000)	$(21,574,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.48)	$(0.65)	$(1.07)	$(3.00)
Weighted-average number of shares outstanding, basic and diluted	9,548,000	8,413,090	9,066,000	7,199,829

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Common stock (Shares)
Balance, beginning of period	8,595,742	8,368,833	8,573,922	4,610,109
Initial public offering of common stock, net of issuance costs (Note 6)	-	-	-	2,272,727
Issuance of common stock at $3.50 per share, net of issuance costs (Note 6)	1,825,000	-	1,825,000	-
Automatic conversion of convertible debt to common stock	-	-	-	1,475,164
Common stock issued for Framerate Acquisition (Note 4)	32,936	134,422	32,936	134,422
Stock-based compensation	7,018	-	28,838	10,833
Warrant Exercises	-	66,667	-	66,667
Balance, end of period	10,460,696	8,569,922	10,460,696	8,569,922

Common stock (Amount):
Balance, beginning of period	$18,000	$18,000	$18,000	$14,000
Initial public offering of common stock, net of issuance costs (Note 6)	-	-	-	2,000
Issuance of common stock at $3.50 per share, net of issuance costs (Note 6)	2,000	-	2,000	-
Automatic conversion of convertible debt to common stock	-	-	-	2,000
Balance, end of period	$20,000	$18,000	$20,000	$18,000

Additional paid-in-capital:
Balance, beginning of period	$99,914,000	$94,351,000	$99,237,000	$48,325,000
Initial public offering of common stock, net of issuance costs (Note 6)	-	-	-	22,456,000
Issuance of common stock at $3.50 per share, net of issuance costs (Note 6)	5,951,000	-	5,951,000	-
Automatic conversion of convertible debt to common stock	-	-	-	13,791,000
Beneficial conversion feature	-	-	-	7,067,000
Common stock issued for Framerate Acquisition (Note 4)	-	1,000,000	-	1,000,000
Framerate Earn-Out (Note 4)	-	454,000	-	454,000
Stock-based compensation	372,000	1,773,000	1,049,000	4,485,000
Warrant Exercises	-	20,000	-	20,000
Balance, end of period	$106,237,000	$97,598,000	$106,237,000	$97,598,000

Accumulated Deficit:
Balance, beginning of period	$(90,946,000)	$ (71,202,000)	$(85,812,000)	$(55,133,000)
Net Loss	(4,560,000)	(5,505,000)	(9,694,000)	(21,574,000)
Balance, end of period	(95,506,000)	(76,707,000)	(95,506,000)	(76,707,000)
Total stockholders’ equity	$10,751,000	$20,909,000	$10,751,000	$20,909,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,694,000)	$(21,574,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	854,000	485,000
Stock-based compensation	1,099,000	4,529,000
Amortization of discount on convertible notes	-	2,684,000
Beneficial conversion feature	-	7,067,000
Changes in assets and liabilities:
Accounts receivable	(204,000)	33,000
Prepaid expenses and other current assets	(484,000)	(598,000)
Accounts payable and accrued expenses	(5,000)	284,000
Deferred revenue	(151,000)	20,000
Accrued interest on convertible notes	-	187,000
Net cash used in operating activities	(8,585,000)	(6,883,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Framerate (Note 4)	-	(1,491,000)
Purchase of property and equipment	(6,000)	(33,000)
Capitalization of software development costs	(691,000)	(560,000)
Acquisition of other intangible assets	(72,000)	(105,000)
Net cash used in investing activities	(769,000)	(2,189,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs (Note 6)	5,953,000	22,458,000
Proceeds from note payable (Note 5)	1,200,000	-
Proceeds from common stock purchase warrant exercises	-	20,000
Net cash provided by financing activities	7,153,000	22,478,000

(DECREASE) INCREASE IN CASH	(2,201,000)	13,406,000
Cash – beginning of period	8,442,000	2,774,000
Cash – end of period	$6,241,000	$16,180,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Automatic conversion of convertible debt to common stock	$-	$13,793,000
Issuance of common stock for Framerate Acquisition (Note 4)	$245,000	$1,000,000

See accompanying notes to condensed financial statements

1.	DESCRIPTION OF BUSINESS

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

The condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of June 30, 2020, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain reclassifications to operating expense line items have been made to prior year amounts for consistency and comparability with the current year’s financial statements presentation. These reclassifications had no effect on the reported total operating expenses for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of common stock purchase warrants (hereinafter, “warrants”), stock-based compensation expense, accounting for business combinations, and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

Going Concern

The accompanying interim condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, the Company incurred net losses of $9.7 million and $21.6 million during the six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $95.5 million as of June 30, 2020. Total noncash charges included in accumulated deficit since inception, primarily related to noncash stock compensation, restricted stock units issued in connection with a license agreement, amortization of the discount on convertible debt and in-kind advertising expense, totaled approximately $36.0 million. For the six months ended June 30, 2020 and 2019, noncash expenses (excluding depreciation and amortization of fixed and intangible assets, respectively) included in net loss, primarily comprised of stock-based compensation and noncash interest charges (2019 period only), totaled $1.1 million and $14.5 million, respectively. For the six months ended June 30, 2020 and 2019, net cash used in operating activities totaled $8.6 million and $6.9 million, respectively.

As of June 30, 2020, the Company had cash and cash equivalents of approximately $6.2 million. The Company has used and will continue to use significant capital for the growth and development of its business. The Company’s management expects operating losses to continue in the near term in connection with the pursuit of its strategic objectives. As such, management believes its current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the issuance of these financial statements. As a result, our current financial condition raises substantial doubt about our ability to continue as a going concern.

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

Recent Financing Activities

As described at Note 5, on May 4, 2020, the Company entered into a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) resulting in net proceeds of approximately $1.2 million pursuant to the Paycheck Protection Program enacted by Congress under the CARES Act administered by the SBA.

As described at Note 6, in May 2020, the Company issued 1,825,000 shares of common stock at a price of $3.50 per share, raising aggregate net proceeds of approximately $6.0 million, after deducting placement agent fees of $319,000 and other offering expenses totaling $116,000, pursuant to a registered direct offering. The net proceeds are for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sponsorships and advertising	$285,000	$220,000	$513,000	$458,000
Direct to Consumer	39,000	3,000	54,000	14,000
	$324,000	$223,000	$567,000	$472,000

For the three and six months ended June 30, 2020, 46% and 35% of revenues were recognized at a single point in time, and 54% and 65% of revenues were recognized over time, respectively. For the three and six months ended June 30, 2019, 35% and 55% of revenues were recognized at a point in time, and 65% and 45% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the production of Super League’s in-person and online gaming and content events and activities, including venue rental, venue entertainment, licenses, direct marketing, prizing, talent and contract services.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expenses in the accompanying statements of operations. Advertising expenses for the three and six months ended June 30, 2020 were $20,000 and $87,000, respectively. Advertising expenses for the three and six months ended June 30, 2019 were $54,000 and $84,000, respectively.

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

Noncash stock-based compensation expense for the periods presented was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$122,000	$1,339,000	$435,000	$2,631,000
Warrants	60,000	367,000	282,000	1,654,000
Restricted stock units	190,000	85,000	333,000	236,000
Earn-out compensation expense	25,000	8,000	49,000	8,000
Total noncash stock compensation expense	$397,000	$1,799,000	$1,099,000	$4,529,000

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales, marketing and advertising	$197,000	$196,000	$395,000	$328,000
Technology platform and infrastructure	59,000	27,000	148,000	24,000
General and administrative	141,000	1,576,000	556,000	4,177,000
Total noncash stock compensation expense	$397,000	$1,799,000	$1,099,000	$4,529,000

Noncash stock-based compensation expense for the three and six months ended June 30, 2019 included compensation expense resulting primarily from the vesting of certain performance-based options and warrants previously granted to two of the Company’s executives which vested upon completion of the IPO and the satisfaction of certain other operational performance metrics. During the three and six months ended June 30, 2019, 92,000 and 300,000, respectively, of performance-based stock options and warrants vested, with a weighted-average grant date fair value of $8.50 resulting in noncash stock compensation expense of $779,000 and $2,549,000, during the three six months ended June 30, 2019, respectively. The fair value of these equity awards was estimated on October 31, 2018, their original grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 93%, (ii) risk-free interest rate of 3.0%, and (iii) expected term of 6.5 years.

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

For the three and six months ended June 30, 2020, six customers accounted for 84% and four customers accounted for 61% of revenues, respectively. For the three and six months ended June 30, 2019, four customers accounted for 98% and 89% of revenues, respectively. At June 30, 2020, four customers accounted for 84% of accounts receivable. At December 31, 2019, one customer accounted for 70% of accounts receivable. At June 30, 2020, one vendor accounted for 55% of accounts payable. At December 31, 2019, one vendor accounted for 21% of accounts payable.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 3,886,000 and 4,059,000 at June 30, 2020 and 2019, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements – Not Yet Adopted.

In February 2016, the FASB issued an ASU that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative periods in the financial statements and is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company is evaluating the impact that this guidance will have on its financial position, results of operations and financial statement disclosures.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	June 30, 2020	December 31, 2019
	(Unaudited)
Capitalized software development costs	$2,947,000	$2,363,000
Licenses	-	340,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	361,000	289,000
	3,565,000	3,249,000
Less: accumulated amortization	(1,612,000)	(1,265,000)
Intangible and other assets, net	$1,953,000	$1,984,000

Amortization expense for the three and six months ended June 30, 2020 totaled $302,000 and $795,000, respectively. Amortization expense for the three and six months ended June 30, 2019 totaled $107,000 and $192,000, respectively. In April 2020, we amended our arrangement with ggCircuit, LLC (“ggCircuit”) terminating certain rights and licenses from a prior agreement, as amended, focused on in-person play in gaming centers, and securing other rights and licenses from ggCircuit, focused on online play at home. ggCircuit is an esports services company that provides gaming center management software solutions for online play at home, along with access to a global network of gaming centers. As a result of the termination of the rights and licenses related to the prior arrangement, the Company accelerated the amortization of the remaining balance related to the prior rights and licenses included in “Licenses” above, totaling $306,000, and certain capitalized internal use software development costs totaling $107,000, which are included in technology platform and infrastructure expense in the accompanying statement of operations for the six months ended June 30, 2020.

4.	BUSINESS COMBINATIONS

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

In addition to the issuance of the Closing Shares, the Merger Agreement provides for the issuance of up to an additional $980,000 worth of shares of the Company’s common stock at the same price per share as the Closing Shares (the “Earn-Out Shares”) in the event Framerate achieves certain performance-based milestones during the two-year period following the closing of the Acquisition, or June 6, 2021 (the “Earn-Out”). One-half of the Earn-Out Shares will be issuable on the one-year anniversary of the Effective Date, and the remaining one-half will be issuable on the second anniversary of the Effective Date. The fair value of the Earn-Out on the Effective Date was estimated to be $454,000.  In June 2020, we issued an additional 32,936 shares of our common stock to the former shareholders of Framerate in connection with the achievement of certain components of the year-one earn-out related performance milestones.

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

5.        NOTE PAYABLE

Long-Term Note Payable

On May 4, 2020, the Company entered into a potentially forgivable loan from the SBA resulting in net proceeds of $1,200,047 pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the CARES Act administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with South Porte Bank as the lender (the “Lender”) (the “PPP Loan Agreement”).

The PPP Loan provides for working capital to the Company and will mature on May 4, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 4, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The Company will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs and other qualifying expenses during the eight-week period following receipt of the loan, provided that the Company maintained its employment and compensation within certain parameters during such period. Any amounts forgiven will not be included in the Company’s taxable income. As specifically intended under the program, the PPP Loan, together with our cost savings initiatives, helped us to continue operations without salary reductions, layoffs or furloughs, during this challenging and uncertain economic environment created by the COVID-19 pandemic.

The PPP Loan is accounted for as a financial liability in accordance with FASB ASC 470, “Debt” and interest is accrued in accordance with the interest method. Additional interest is not imputed at a market rate pursuant to a scope exception for interest rates prescribed by governmental agencies under the applicable guidance.

The proceeds from the PPP Loan are recorded as a long-term liability on the balance sheet until either (1) the loan is, in part or wholly, forgiven and the company has been “legally released” or (2) the Company pays off the loan to the creditor. Once the loan is, in part or wholly, forgiven, and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment in the statement of operations in the period of extinguishment.

6.	STOCKHOLDERS’ EQUITY

Financing Activities

Equity Financing. In May 2020, the Company issued 1,825,000 shares of common stock at a price of $3.50 per share, raising aggregate net proceeds of approximately $6.0 million, after deducting placement agent fees of $319,000 and other offering expenses totaling $116,000. The offering was made pursuant to an effective shelf registration statement on Form S-3 previously filed with the U.S. Securities and Exchange Commission. We intend to use the net proceeds from this offering for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Initial Public Offering. On February 27, 2019, Super League completed its IPO of its common stock, pursuant to which the Company issued and sold an aggregate of 2,272,727 shares of common stock at $11.00 per share, raising aggregate net proceeds of $22,458,000 after deducting underwriting discounts, commissions and offering costs of $2,542,000.

7.	COMMITMENTS AND CONTINGENCIES

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

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes included elsewhere in this interim report. Our condensed financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We are a global leader in the mission to bring live and digital esports entertainment and experiences directly to everyday competitive gamers around the world. Utilizing our proprietary technology platform, Super League operates physical and digital experiences in partnership with publishers of top-tier game titles and owners/operators of a distributed footprint of venues, a network of digital social and viewing channels, and an association/organization of city-based amateur gaming clubs and teams. The Super League Network features multiple forms of content celebrating the love of play via social media, live streaming and video-on-demand, along with continuous gameplay and leaderboards. Inside our network is Framerate, a large independent social video esports network powered by user-generated highlight reels, and our exclusive proprietary platform Minehut, providing a social and gameplay forum for the avid Minecraft community. Super League is committed to supporting the development of local, grassroots player communities, while providing a global, scalable infrastructure for esports competition and engagement. We address a wide range of gamers across game titles, ages and skill levels, and also a wide range of content-capture beyond gameplay. This positions Super League as more than a tournament operator; we are a lifestyle and media company focused on capturing, generating, aggregating and distributing content across the genre of all things esports.

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

In the first half of 2020, management continued to focus on monetization with respect to our two primary revenue categories: (1) sponsorships and advertising revenues, or the monetization of our content, and (2) direct to consumer revenues, or gamer monetization. In addition to the significant increase in engagement described below, we continued our focus on our premium advertising model for future monetization of our rapidly growing advertising inventory and expanded our direct sales team to facilitate delivery; continued to focus on monetization of the gamer through direct-to-consumer offers, including the planned relaunching of a monthly subscription offer that is purely digital in response, in part, to the impact of the ongoing COVID-19 pandemic and the launch of the early stages of a micro-transaction marketplace; and, we began to unlock new ways that our content production technology can extend beyond esports into traditional sports and other entertainment formats representing potential new revenue opportunities in future periods.

Super League Gaming has experienced its strongest period of audience growth during the challenging time of the COVID-19 pandemic, marked by the reaching of a key 2020 milestone in July 2020; reaching one billion video views and impressions year-to-date. This represents more than a 700% increase over the full fiscal year of 2019, during which we achieved a total of 120 million views.

The ability to generate one billion views in year to date 2020 is a key proof point of not only the compelling attractiveness of Super League’s content, but also to the variety we are able to offer. We have established ourselves as a leading publisher of user generated gaming highlights within our Framerate social video network, and we produce 11 general and game title-specific channels that, together, deliver tens of millions of video views per month. This includes three original shows on Snapchat, five TikTok channels, and three Instagram channels, with more to come.

During the first half of 2020, we experienced a significant increase in new users, gamer engagement, and gameplay hours across all of our platforms. We believe a driver of the increase was, to a certain extent, the current period of social distancing and mandatory shelter in place orders stemming from the COVID-19 pandemic, during which passionate video gamers around the world are seeking a competitive outlet, seeking to connect with others around the games they love and are turning to esports and other online gaming communities to fill the void. We also believe that a driver of the increase is the fact that esports is mainstream, which was the case prior to COVID-19. These increases are accelerating our growth plans, and are increasing our opportunities for monetization.

Super League’s video content business is also accelerating on an additional path through the advancement of Super League’s proprietary live content capture and broadcast system, which includes patented technology and fully remote, innovative workflows operated by SuperLeagueTV, a completely virtual studio. Endemic and non-endemic brands and partners have sought out Super League to provide premium, TV-quality production services across a multitude of live streamed events. During 2020, within gaming alone, broadcasts have spanned an impressive mix of game titles including Minecraft, APEX Legends, NBA2K, PUBG Mobile, the World Golf Tour and more.

In response to the COVID-19 pandemic and the related uncertainty, advertisers and sponsors across the board inevitably paused to reset their marketing strategies. The impact on Super League in the first half of 2020 was the deferral of some of these programs and related revenues to future periods. We did not experience any cancellations of existing programs. For example, our partnership with Tencent and OnePlus, bringing PUBG mobile tournaments to life proceeded as planned, just from the comfort and safety of players’ homes, online, as opposed to in-person. The majority of our gameplay hours and other engagement occurs digitally, online, so while our “in real life” gaming is a premium and important aspect of our brand, the shift away from retail locations is not expected to have a significant impact on our overall business model over time, which is largely digitally focused.

Key Performance Indicators.

We focus on three key performance indicators (“KPIs”), as outlined below, to assess our progress and drive revenue growth, which is also a key performance indicator. As of the end of the second quarter of 2020, we significantly outperformed several of the KPI goals we established at the beginning of 2020, as follows:

●
Registered Users: We ended fiscal 2019 with approximately 980,000 registered users. During the six months ended June 30, 2020, we increased our registered users by approximately 100%, to 1.96 million registered users. Registered users represent more gamers from whom we can gather user generated content and convert into subscribers and/or upsell into other paid offers.

●
Engagement Hours: As of June 30, 2020, including our live gaming experiences and our expanding digital gameplay channels, we generated approximately 30.5 million hours of gameplay and other engagement, as compared to approximately 15.0 million full year 2019 gameplay and other engagement hours. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

●
Views and Impressions: We generated 808.5 million views and impressions during the six months ended June 30, 2020, compared to our full-year 2019 views of 120.0 million, representing an approximately 600% increase over full year 2019 views. Additionally, as described above we reached a key 2020 milestone in July 2020, reaching one billion video views and impressions as of July 2020. This continued growth in views results in the exponential growth of our monetizable advertising inventory. Additionally, our growth in views continues to be achieved largely via user generated content submitted to us by our community, significantly limiting the production cost and overall investment required to achieve the continued growth in our viewership.

Impact of COVID-19 Pandemic

Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The novel coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. It is unknown how long the adverse conditions associated with the coronavirus will last and what the complete financial effect will be to the Company.

Notwithstanding the growth in user engagement metrics discussed herein, the broader impact of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remains uncertain. The COVID-19 pandemic may continue to impact our revenue and revenue growth in future periods, and is likely to continue to adversely impact certain aspects of our business and our partners, including advertising demand, retail expansion plans and our in-person esports experiences. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

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

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

The following table sets forth a summary of our statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentage change values)
REVENUES	$324	$223	$101	45%	$567	$472	$95	20%
COST OF REVENUES	116	113	3	3%	233	187	46	25%
GROSS PROFIT	208	110	98	89%	334	285	49	17%
OPERATING EXPENSES
Selling, marketing and advertising	1,256	1,167	89	8%	2,529	2,139	390	18%
Technology platform and infrastructure	1,685	1,291	394	31%	3,590	2,453	1,137	46%
General and administrative	1,826	3,157	(1,331)	(42)%	3,922	7,334	(3,412)	(47)%
Total operating expenses	4,767	5,615	(848)	(15)%	10,041	11,926	(1,885)	(16)%
NET LOSS FROM OPERATIONS	(4,559)	(5,505)	(946)	(17)%	(9,707)	(11,641)	(1,934)	(17)%
OTHER INCOME (EXPENSE), NET	(1)	-	(1)	-%	13	(9,933)	(9,946)	(100)%
NET LOSS	$(4,560)	$(5,505)	$(945)	(17)%	$(9,694)	$(21,574)	$(11,880)	(55)%

Comparison of the Results for the Three and Six Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentage change values)
Sponsorships and advertising	$285	$220	$65	30%	$513	$458	$55	12%
Direct to Consumer	39	3	36	+100%	54	14	40	+100%
	$324	$223	$101	45%	$567	$472	$ 95	20%

Revenue for the three months ended June 30, 2020 increased $101,000 or 45%, compared to the three months ended June 30, 2019. Revenue for the six months ended June 30, 2020 increased $95,000 or 20%, compared to the three months ended June 30, 2019. The change primarily reflects a significant increase in advertising revenues and content sales relative to the prior year periods, reflecting our continued focus on the monetization of our increasing advertising inventory and amateur gameplay content. The increase was partially offset by a decrease in traditional sponsorship revenue in the second quarter of 2020, reflecting the continued impact of the slow-down in sponsorship activities by brands and advertisers as the COVID-19 pandemic continued to unfold during the second quarter of 2020. We did not experience any cancellations of existing programs, with the net impact of the pause by advertisers and brands in the first half of 2020 being the deferral of some of these programs and related revenues to future periods. Revenues for the periods presented were comprised of the following:

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

Sponsorship revenues for the three months ended June 30, 2020 was primarily comprised of revenues for our GenG Hoops at Home NBA2K remote live streamed tournament and Penn Relays Minecraft remote live streamed activation, our Tencent Games and OnePlus Mobile PUBG Mobile, premium content, competitive experiences and sponsorship activation, and our World Golf Tour competitive gameplay and content activation with Topgolf. Sponsorship revenues for the three months ended June 30, 2019 was primarily comprised of revenues from our Red Bull North America, Inc. (“Red Bull”) brand partnership, Red Bull Allstars experience in April 2019 and our Logitech G Challenge online tournament.

Sponsorship revenues for the six months ended June 30, 2020 included revenues for our Capcom, Inc., Street Fighter® V: Arcade Edition partnership, our Tencent Games and OnePlus Mobile Player Unknown’s Battlegrounds Mobile, or PUBG Mobile, premium content, competitive experiences and sponsorship activation, World Golf Tour competitive gameplay and content activation with Topgolf and our Logitech G Challenge CS:GO online tournaments, along with the activities for the three months ended June 30, 2020 described above. Sponsorship revenues for the six months ended June 30, 2019 was primarily comprised of revenues from our Samsung Fortnite event held in New York in March 2019, our Red Bull North America, Inc. master brand partnership, our Logitech G Challenge online tournament, along with the activities for the three months ended June 30, 2019 described above.

Advertising and Content Sales. Advertising and content sales revenues for the three and six months ended June 30, 2020 included increases in revenues from campaigns launched related to our Framerate digital property, advertising revenues from Snapchat Inc. related content sales and advertising revenues generated from our Minehut digital property. Revenues for the six months ended June 30, 2019 included revenues from the sale of gameplay and other content generated by us to Nickelodeon to supplement their YouTube channel programming.

Although we were impacted by the general deferral in advertising spending by brands and sponsors during the early stages of the COVID-19 pandemic, we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party content derived from our technology platform in future periods, as we expand our advertising inventory, viewership and related sales activities.

Direct to Consumer:

Direct to consumer revenues for the three and six months ended June 30, 2020 and 2019, were primarily comprised of digital goods revenues related to our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community.

Cost of Revenue
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentage change values)
Cost of revenue	$116	$113	$3	-%	$233	$187	$46	25%

Cost of revenue for the three months ended June 30, 2020 was relatively flat compared to the three months ended June 30, 2019, as compared to the 45% increase in related revenues for the same periods. The less than proportionate change in cost of revenue was driven by lower costs associated with our largely digital and online revenue generating activities in the second quarter of 2020 and an increase in lower cost advertising and content sales revenues in the second quarter of 2020.

Cost of revenue for the six months ended June 30, 2020 increased $46,000, or 25% compared to the six months ended June 30, 2019, as compared to the 20% increase in related revenues for the same periods. The less than proportionate change in cost of revenue was driven by lower costs associated with our largely digital and online revenue generating activities in the first half of 2020 and an increase in lower cost advertising and content sales revenues. The decrease was offset by a higher number of higher cost live events in the first quarter of 2020, compared to the first quarter of 2019.

Cost of revenues fluctuate period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences and advertising and content sales activities occurring each period.

Operating Expenses
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentage change values)
Selling, Marketing and Advertising	$1,256	$1,167	$89	8%	$2,529	$2,139	$390	18%
Technology Platform and Infrastructure	1,685	1,291	394	31%	3,590	2,453	1,137	46%
General and Administrative	1,826	3,157	(1,331)	(42%)	3,922	7,334	(3,412)	(47)%
Total operating expenses	$4,767	$5,615	$(848)	(15)%	$10,041	$11,926	$(1,885)	(16)%

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentage change values)
Sales, marketing and advertising	$197	$196	$1	1%	$395	$328	$67	20%
Technology platform and infrastructure	59	27	32	119%	148	24	124	+100%
General and administrative	141	1,576	(1,435)	(91)%	556	4,177	(3,621)	(87)%
Total noncash stock compensation expense	$397	$1,799	$(1,402)	(78)%	$1,099	$4,529	$(3,430)	(76)%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense for the three and six months ended June 30, 2020 was primarily due to an increase in personnel costs, including noncash stock compensation, associated with the increase in our direct sales and marketing team focused on the monetization of our physical and digital experiences and related audience across our digital properties.

Technology Platform and Infrastructure. Technology platform and infrastructure costs include (i) allocated personnel costs, including salaries, noncash stock compensation, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing, development and enhancement of our proprietary gaming and content technology platform, (ii) third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, (iii) the amortization of capitalized internal use software costs, and (iv) technology platform related cloud services and broadband costs. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life. The increase for the three and six months ended June 30, 2020 primarily reflects an increase in technology platform related cloud services costs totaling approximately $445,000 and $734,000, respectively, quarterly fees paid to ggCircuit under the related licenses and rights agreement, as amended, totaling $0 and $150,000, respectively, and the acceleration of amortization related to the termination of certain rights and licenses in connection with amendments to our arrangement with ggCircuit, totaling $107,000, and $306,000, respectively, as described at Note 3 to the condensed financial statements elsewhere herein.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentage change values)
Personnel costs	$501	$627	$(126)	(20)%	$992	$1,233	$(241)	(20)%
Office and facilities	90	101	(11)	(11)%	189	205	(16)	(8)%
Professional fees	144	181	(37)	(20)%	353	391	(38)	(10)%
Stock-based compensation	141	1,576	(1,435)	(91)%	556	4,177	(3,621)	(87)%
Depreciation and amortization	52	55	(3)	(5)%	123	305	(182)	(60)%
Other	898	617	281	46%	1,709	1,023	686	67%
Total general and administrative expense	$1,826	$3,157	$(1,331)	(42)%	$3,922	$7,334	$ (3,412)	(47)%

A summary of the main drivers of the net decrease in general and administrative expenses for the periods presented is as follows:

For the three months ended June 30, 2020, compared to the three months ended June 30, 2019:

●	Personnel costs decreased primarily due to $105,000 of bonuses related to the achievement of operational performance targets in the second quarter of 2019.

●
Noncash stock compensation expense included in general and administrative expense decreased primarily due to certain performance options and warrants previously granted to two of our executives, which vested upon the achievement of certain operational performance targets. During the six months ended June 30, 2019, 300,000 of performance-based stock options and warrants vested with a weighted-average grant date fair value of $8.50, resulting in noncash stock compensation expense of $2,549,000.

●
Other general and administrative expenses increased primarily due to an increase in directors and officer's insurance premiums and public company related annual meeting costs, partially offset by a decrease in travel related expenses due to the COVID-19 pandemic.

For the six months ended June 30, 2020, compared to the three months ended June 30, 2019:

●
Personnel costs decreased primarily due to $405,000 of management performance-based bonuses paid in connection with the achievement of certain performance targets during the six months ended June 30, 2019, including the closing of the IPO and other operational performance targets. Personnel costs for the six months ended June 30, 2019 also includes $247,000 of R&D tax credits which are reflected as an offset to related expense.

●
Noncash stock compensation expense included in general and administrative expense decreased primarily due to certain performance options and warrants previously granted to two of our executives, which vested during the six months ended June 30, 2019, upon the achievement of certain performance targets. Performance targets included the completion of our IPO in February 2019 and other operational performance targets. During the six months ended June 30, 2019, 300,000 of performance-based stock options and warrants vested with a weighted-average grant date fair value of $8.50, resulting in noncash stock compensation expense of $2,549,000 during the six months ended June 30, 2019.

●
Other general and administrative expenses increased primarily due to an increase in directors and officer's insurance premiums, partially offset by a decrease in travel related expenses due to  the COVID-19 pandemic.

Other Income (expense)

Other income (expense), net, for the six months ended June 30, 2020 and 2019, was $0 and $9,933,000, respectively, and was primarily comprised of interest expense related to the convertible notes outstanding during the 2019 period presented as follows:

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentage change values)
Accretion of discount on convertible notes	$-	$2,475	$(2,475)	(100)%
Accrued interest expense on convertible notes	-	187	(187)	(100)%
Accretion of convertible note issuance costs	-	209	(209)	(100)%
Beneficial conversion feature	-	7,067	(7,067)	(100)%
Total interest expense	$-	$9,938	$(9,938)	(100)%

Interest Expense. Interest expense for the 2019 periods presented primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018. Principal and interest as of February 27, 2019, the closing date of the IPO totaled $13,793,000. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As a result of the automatic conversion of the notes and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties as of the IPO closing Date.

The non-detachable conversion feature embedded in the notes provides for a conversion rate that was below market value at the commitment date, and therefore, represented a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. However, the conversion feature was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO closing date. The commitment date is the IPO closing date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO closing date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and is reflected as additional interest expense in the statement of operations for the three months ended June 30, 2019.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $6.2 million and $8.4 million at June 30, 2020 and December 31, 2019, respectively.

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2020 and December 31, 2019, we had working capital of approximately $6.0 million and $8.7 million, respectively, and sustained cumulative losses since inception attributable to common stockholders of approximately $95.5 million. Total noncash charges included in accumulated deficit since inception, primarily related to noncash stock compensation, restricted stock units issued in connection with a license agreement, amortization of the discount on convertible debt and in-kind advertising expense, totaled approximately $36.0 million. On February 27, 2019, we completed our IPO, raising net proceeds of approximately $22,458,000. During fiscal 2018, the Company issued 9.00% secured convertible promissory notes, as described below, in an aggregate principal amount of approximately $13,000,000. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into shares of the Company’s common stock as described below.

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

On May 13, 2020, we announced that the Company entered into securities purchase agreements with institutional investors for the purchase and sale of 1,825,000 shares of our common stock at an offering price of $3.50 per share, pursuant to a registered direct offering, priced at-the-market under Nasdaq rules, which closed on May 15, 2020. The gross proceeds of the offering were $6.4 million, before deducting placement agent fees and other offering expenses, as described below. The offering was made pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. We intend to use the net proceeds from this offering for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

The following table summarizes the change in cash balances for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(8,585)	$(6,883)
Net cash used in investing activities	(769)	(2,189)
Net cash provided by financing activities	7,153	22,478
(Decrease) increase in cash	(2,201)	13,406
Cash and cash equivalents, at beginning of period	8,442	2,774
Cash and cash equivalents, at end of period	$6,241	$16,180

Cash Flows from Operating Activities. Net cash used in operating activities during the six months ended June 30, 2020 was $8,585,000, which primarily reflected our net GAAP loss for the six months ended June 30, 2020 of $9,694,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $1,109,000, which included $1,099,000 of noncash stock compensation charges and depreciation and amortization of $854,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course. Net cash used in operating activities during the six months ended June 30, 2019 was $6,883,000, which primarily reflected our net loss of $21,574,000, net of adjustments to reconcile net loss to net cash used in operating activities of $14,691,000, which included $4,529,000 of noncash stock compensation charges, $2,871,000 of noncash accrued interest and accretion of debt discount, $7,067,000 of noncash interest expense related to the recognition of the beneficial conversion feature upon the automatic conversion of the notes upon close of the IPO, and depreciation and amortization of $485,000. Changes in working capital primarily reflected the impact of a net decrease in accounts receivable, the prepayment of insurance premiums and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for acquisition of Framerate	$-	$(1,491)
Purchase of property and equipment	(6)	(33)
Capitalization of software development costs	(691)	(560)
Acquisition of other intangible and other assets	(72)	(105)
Net cash used in investing activities	$(769)	$(2,189)

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Proceeds from issuance of common stock, net	$5,953	$22,458
Proceeds from note payables	1,200	$-
Proceeds from warrant exercise	-	20
Net cash used in investing activities	$7,153	$22,478

Equity Financings

Registered Direct Offering. In May 2020, the Company issued 1,825,000 shares of common stock at a price of $3.50 per share, raising aggregate net proceeds of approximately $6.0 million, after deducting placement agent fees of $319,000 and other offering expenses totaling $116,000, pursuant to a registered direct offering. The net proceeds are for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Initial Public Offering. On February 27, 2019, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,272,727 shares of our common stock at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1, declared effective by the SEC on February 25, 2019 (File No. 333-229144). We raised net proceeds of approximately $22,458,000 after underwriting discounts, commissions and other offering costs of $2,542,000.

The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. Net proceeds received from the offering were for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures (including strategic acquisitions).

Concurrent with the closing of the IPO on February 27, 2019, in accordance with the underlying agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

CARES Act

As noted above, on May 4, 2020, we entered into the potentially forgivable PPP Loan from the SBA, pursuant to the PPP program enacted under the CARES Act, resulting in net proceeds of approximately $1.2 million. To facilitate the PPP Loan, we entered into the PPP Loan Agreement with a third-party lender.

The PPP Loan provided for working capital to us and matures on May 4, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 4, 2020. The PPP Loan will accrue interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. We will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs and other qualifying expenses during the eight-week period following receipt of the loan, provided that the Company maintains its employment and compensation within certain parameters during such period. Any amounts forgiven will not be included in the Company’s taxable income. As specifically intended under the program, the PPP Loan, together with our cost savings initiatives, helped us to continue operations without salary reductions, layoffs or furloughs, during this challenging and uncertain economic environment created by the COVID-19 pandemic.

The PPP Loan is accounted for as a financial liability in accordance with FASB ASC 470, “Debt” and interest is accrued in accordance with the interest method. Additional interest is not imputed at a market rate pursuant to a scope exception for interest rates prescribed by governmental agencies under the applicable guidance.

The proceeds from the PPP Loan are recorded as a long-term liability on the balance sheet until either (1) the loan is, in part or wholly, forgiven and the company has been “legally released” or (2) the Company pays off the loan to the creditor. Once the loan is, in part or wholly, forgiven, and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment in the statement of operations in the period of extinguishment.

Contractual Obligations

As of June 30, 2020, except as described below, and excluding the PPP Loan described above, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. The operating lease for our corporate headquarters expired on May 31, 2017 and was subsequently amended to operate on a month-to-month basis. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of June 30, 2020 we maintain approximately 1650 square feet of office space on a month-to-month basis. The following table lists our material known future cash commitments as of June 30, 2020 (in thousands):

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	More than 3 years
Insurance premium financing	$724	$724	$-	$-

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

We incurred net losses of $9.7 million and $21.6 million during the six months ended June 30, 2020 and 2019, respectively.  Noncash expenses (excluding depreciation and amortization of fixed and intangible assets) totaled $1.1 million and $14.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $95.5 million. Moreover, the report of our independent registered public accounting firm to the financial statements for our fiscal year ended December 31, 2019, included elsewhere herein, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and cash used in operating activities raise substantial doubt about our ability to continue as a going concern. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

We intend to continue implementing our business strategy with the expectation that there will be no material adverse developments in our business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could have a material adverse impact on our activities, including (i) reduction or delay of our business activities, (ii) forced sales of material assets, (iii) defaults on our obligations, or (iv) insolvency. Our planned investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate revenue sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and/or sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern. The financial statements included in this Report do not contain any adjustments which might be necessary if we were unable to continue as a going concern.

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

For the three and six months ended June 30, 2020, six customers accounted for 84% and 4 customers accounted for 61% of revenue, respectively. For the three and six months ended June 30, 2019, four customers accounted for 98% and 89% of revenues, respectively. At June 30, 2020, four customers accounted for 84% of accounts receivable. At December 31, 2019, one customer accounted for 70% of accounts receivable. At June 30, 2020, one vendor accounted for 48% of accounts payable. At December 31, 2019, one vendor accounted for 21% of accounts payable.

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

Because the applicability of the exclusive forum provision is limited to the extent permitted by law, we believe that the exclusive forum provision would not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities, any other claim for which the federal courts have exclusive jurisdiction or concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the six months ended June 30, 2020 and 2019, we recorded share-based compensation expense of $1.1 million and $4.5 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

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
Date: August 12, 2020