Form 10-Q
period 2020-09-30
Super League Gaming, Inc.
filed 2020-11-13
CIK 1621672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLGG	NASDAQ Capital Market

As of November 11, 2020, there were 15,483,010 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM  1.   CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$10,346,000	$8,442,000
Accounts receivable	972,000	293,000
Prepaid expenses and other current assets	1,213,000	924,000
Total current assets	12,531,000	9,659,000
Property and equipment, net	160,000	239,000
Intangible and other Assets, net	1,953,000	1,984,000
Goodwill	2,565,000	2,565,000
Total assets	$17,209,000	$14,447,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$727,000	$853,000
Deferred revenue	31,000	151,000
Total current liabilities	758,000	1,004,000

Long-term note payable	1,205,000	-

Total liabilities	1,963,000	1,004,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 15,483,010 and 8,573,922 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	25,000	18,000
Additional paid-in capital	115,025,000	99,237,000
Accumulated deficit	(99,804,000)	(85,812,000)
Total stockholders’ equity	15,246,000	13,443,000
Total liabilities and stockholders’ equity	$17,209,000	$14,447,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUES	$718,000	$350,000	$1,285,000	$822,000

COST OF REVENUES	327,000	192,000	560,000	379,000

GROSS PROFIT	391,000	158,000	725,000	443,000

OPERATING EXPENSES
Selling, marketing and advertising	1,476,000	1,063,000	4,005,000	3,202,000
Technology platform and infrastructure	1,430,000	1,319,000	5,109,000	3,772,000
General and administrative	1,782,000	2,201,000	5,615,000	9,535,000
Total operating expenses	4,688,000	4,583,000	14,729,000	16,509,000

NET OPERATING LOSS	(4,297,000)	(4,425,000)	(14,004,000)	(16,066,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	(3,000)	-	(5,000)	(187,000)
Accretion of debt discount	-	-	-	(2,684,000)
Beneficial conversion feature	-	-	-	(7,067,000)
Other	2,000	8,000	17,000	13,000
Total other income (expense)	(1,000)	8,000	12,000	(9,925,000)

NET LOSS	$(4,298,000)	$(4,417,000)	$(13,992,000)	$(25,991,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.36)	$(0.52)	$(1.39)	$(3.39)
Weighted-average number of shares outstanding, basic and diluted	12,063,778	8,569,922	10,084,002	7,663,243

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Common stock (Shares):
Balance, beginning of period	10,460,696	8,569,922	8,573,922	4,610,109
Initial public offering of common stock	-	-	-	2,272,727
Issuance of common stock at $3.50 per share	-	-	1,825,000	-
Issuance of common stock at $1.85per share	4,988,981		4,988,981
Automatic conversion of convertible debt to common stock	-	-	-	1,475,164
Common stock issued for Framerate Acquisition (Note 4)	-	-	32,936	134,422
Stock-based compensation	33,333	-	62,171	10,833
Warrant Exercises	-	-	-	66,667
Balance, end of period	15,483,010	8,569,922	15,483,010	8,569,922

Common stock (Amount):
Balance, beginning of period	$20,000	$18,000	$18,000	$14,000
Initial public offering of common stock, net of issuance costs (Note 6)	-	-	-	2,000
Issuance of common stock at $3.50 per share, net of issuance costs (Note 6)	-	-	2,000	-
Issuance of common stock at $1.85 per share, net of issuance costs (Note 6)	5,000		5,000
Automatic conversion of convertible debt to common stock	-	-	-	2,000
Balance, end of period	$25,000	$18,000	$25,000	$18,000

Additional paid-in-capital:
Balance, beginning of period	$106,237,000	$97,598,000	$99,237,000	$48,325,000
Initial public offering of common stock, net of issuance costs (Note 6)	-	-	-	22,456,000
Issuance of common stock at $3.50 per share, net of issuance costs (Note 6)	-	-	5,951,000	-
Issuance of common stock at $1.85 per share, net of issuance costs (Note 6)	8,398,000	-	8,398,000	-
Automatic conversion of convertible debt to common stock	-	-	-	13,791,000
Beneficial conversion feature	-	-	-	7,067,000
Common stock issued for Framerate Acquisition (Note 4)	-	-	-	1,000,000
Framerate Earn-Out (Note 4)	-	-	-	454,000
Stock-based compensation	380,000	714,000	1,429,000	5,199,000
Stock option and warrant exercises	10,000	-	10,000	20,000
Balance, end of period	$115,025,000	$98,312,000	$115,025,000	$98,312,000

Accumulated Deficit:
Balance, beginning of period	$(95,506,000)	$(76,707,000)	$(85,812,000)	$(55,133,000)
Net Loss	(4,298,000)	(4,417,000)	(13,992,000)	(25,991,000)
Balance, end of period	(99,804,000)	(81,124,000)	(99,804,000)	(81,124,000)
Total stockholders’ equity	$15,246,000	$17,206,000	$15,246,000	$17,206,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,992,000)	$(25,991,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,098,000	657,000
Stock-based compensation	1,570,000	5,266,000
Amortization of discount on convertible notes	-	2,684,000
Beneficial conversion feature	-	7,067,000
Changes in assets and liabilities:
Accounts receivable	(679,000)	171,000
Prepaid expenses and other current assets	(430,000)	(852,000)
Accounts payable and accrued expenses	(125,000)	601,000
Deferred revenue	(121,000)	68,000
Accrued interest on convertible notes	5,000	187,000
Net cash used in operating activities	(12,674,000)	(10,142,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Framerate (Note 4)	-	(1,491,000)
Purchase of property and equipment	(7,000)	(56,000)
Capitalization of software development costs	(877,000)	(839,000)
Acquisition of other intangible assets	(104,000)	(138,000)
Net cash used in investing activities	(988,000)	(2,524,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs (Note 6)	14,356,000	22,458,000
Proceeds from note payable (Note 5)	1,200,000	-
Proceeds from common stock purchase warrant exercises	10,000	20,000
Net cash provided by financing activities	15,566,000	22,478,000

INCREASE IN CASH	1,904,000	9,812,000
Cash – beginning of period	8,442,000	2,774,000
Cash – end of period	$10,346,000	$12,586,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Automatic conversion of convertible debt to common stock	$-	$13,793,000
Issuance of common stock for Framerate Acquisition (Note 4)	$245,000	$1,000,000

See accompanying notes to condensed financial statements

1.	DESCRIPTION OF BUSINESS

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

The condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of September 30, 2020, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain reclassifications to operating expense line items have been made to prior year amounts for consistency and comparability with the current year’s financial statements presentation. These reclassifications had no effect on the reported total operating expenses for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, accounting for business combinations, and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

Going Concern

The accompanying interim condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, the Company incurred net losses of $14.0 million and $26.0 million during the nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of $99.8 million as of September 30, 2020. Total noncash charges included in accumulated deficit since inception, primarily related to noncash stock compensation, restricted stock units issued in connection with a license agreement, amortization of the discount on convertible debt and in-kind advertising expense, totaled approximately $36.5 million. For the nine months ended September 30, 2020 and 2019, noncash expenses (excluding depreciation and amortization of fixed and intangible assets, respectively) included in net loss, primarily comprised of stock-based compensation and noncash interest charges (2019 period only), totaled $1.5 million and $15.2 million, respectively. For the nine months ended September 30, 2020 and 2019, net cash used in operating activities totaled $12.7 million and $10.1 million, respectively.

As of September 30, 2020, the Company had cash and cash equivalents of approximately $10.3 million. The Company has used and will continue to use significant capital for the growth and development of its business. The Company’s management expects operating losses to continue in the near term in connection with the pursuit of its strategic objectives. As such, management believes its current cash position, absent receipt of additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, is not sufficient to fund our planned operations for the twelve months following the issuance of these financial statements. As a result, our current financial condition raises substantial doubt about our ability to continue as a going concern.

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

As described at Note 6, in August and September 2020, the Company issued a total of 4,988,981 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $8.4 million, after deducting placement agent fees of $646,000 and other offering expenses totaling $180,000.

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sponsorships and advertising	$677,000	$342,000	$1,190,000	$798,000
Direct to consumer	41,000	8,000	95,000	24,000
	$718,000	$350,000	$1,285,000	$822,000

For the three and nine months ended September 30, 2020, 65% and 55% of revenues were recognized at a single point in time, and 35% and 45% of revenues were recognized over time, respectively. For the three and nine months ended September 30, 2019, 45% and 43% of revenues were recognized at a point in time, and 55% and 57% of revenues were recognized over time, respectively.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expenses in the accompanying statements of operations. Advertising expenses for the three and nine months ended September 30, 2020 were $22,000 and $73,000, respectively. Advertising expenses for the three and nine months ended September 30, 2019 were $81,000 and $270,000, respectively.

Technology Platform and Infrastructure Costs

Technology platform and infrastructure costs include (i) allocated personnel costs, including salaries, noncash stock compensation, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing and enhancement of our proprietary gaming and content technology platform, (ii) third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform (iii) the amortization of capitalized internal use software costs, and (iv) technology platform related cloud services, broadband and other technology platform costs.

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

Noncash stock-based compensation expense for the periods presented was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$145,000	$374,000	$579,000	$3,004,000
Warrants	-	263,000	282,000	1,918,000
Restricted stock units	235,000	75,000	568,000	311,000
Earn-out compensation expense (Note 4)	90,000	25,000	141,000	33,000
Total noncash stock compensation expense	$470,000	$737,000	$1,570,000	$5,266,000

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales, marketing and advertising	$272,000	$120,000	$668,000	$448,000
Technology platform and infrastructure	51,000	47,000	199,000	71,000
General and administrative	147,000	570,000	703,000	4,747,000
Total noncash stock compensation expense	$470,000	$737,000	$1,570,000	$5,266,000

Noncash stock-based compensation expense for the nine months ended September 30, 2019 included compensation expense resulting from the vesting of certain performance-based options and warrants previously granted to two of the Company’s executives which vested upon completion of the IPO and the satisfaction of certain other operational performance metrics, pursuant to October 2018 amended employee agreements and related vesting provisions of the underlying equity grant agreements. During the nine months ended September 30, 2019, 300,000 of performance-based stock options and warrants vested, with a weighted-average grant date fair value of $8.50, resulting in noncash stock compensation expense of $2,549,000. The fair value of these equity awards was estimated on October 31, 2018, their original grant date, using the Black Scholes-Merton option pricing model and the following weighted-average assumptions: (i) volatility of 93%, (ii) risk-free interest rate of 3.0%, and (iii) expected term of 6.5 years.

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

For the three and nine months ended September 30, 2020, two customers accounted for 43% and four customers accounted for 54% of revenues, respectively. For the three and nine months ended September 30, 2019, five customers accounted for 90% and three customers accounted for 49% of revenues, respectively. At September 30, 2020, four customers accounted for 74% of accounts receivable. At December 31, 2019, one customer accounted for 70% of accounts receivable. At September 30, 2020, two vendors accounted for 34% of accounts payable. At December 31, 2019, one vendor accounted for 21% of accounts payable.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 4,595,000 and 4,108,000 at September 30, 2020 and 2019, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	September 30, 2020	December 31, 2019
	(Unaudited)
Capitalized software development costs	$3,133,000	$2,363,000
Licenses	-	340,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	392,000	289,000
	3,782,000	3,249,000
Less: accumulated amortization	(1,829,000)	(1,265,000)
Intangible and other assets, net	$1,953,000	$1,984,000

Amortization expense for the three and nine months ended September 30, 2020 totaled $217,000 and $1,013,000, respectively. Amortization expense for the three and nine months ended September 30, 2019 totaled $134,000 and $326,000, respectively. In April 2020, we amended our arrangement with a third party terminating certain rights and licenses from a prior agreement, as amended, focused on in-person play in gaming centers, and securing other rights and licenses from the third party, focused on online play at home. As a result of the termination of the rights and licenses related to the prior arrangement, the Company accelerated the amortization of the remaining balance related to the prior rights and licenses included in “Licenses” above, totaling $306,000, and certain capitalized internal use software development costs totaling $107,000, which are included in technology platform and infrastructure expense in the accompanying statement of operations for the nine months ended September 30, 2020.

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

The Company determined that the Acquisition constitutes a business acquisition as defined by Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The Company hired the former Chief Executive of Framerate (“Framerate Executive”), who was also a selling shareholder of Framerate. Pursuant to the provisions of the Earn-Out included in the Merger Agreement, in the event that the Framerate Executive is terminated for cause or resigns from his employment with the Company at any time on or before the second anniversary of the Effective Date, and any such resignation is without “Good Reason” as such term is defined in his employment agreement, then the maximum amount of any portion of the Earn-Out that has not yet been earned as of the date of resignation shall be reduced by 44.0164%. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such approximately 44% of the estimated fair value of the Earn-Out, or $200,000 was accounted for as deferred compensation expense and being amortized in the statement of operations over the two-year period ending on the second anniversary of the Effective date. The remaining deferred compensation balance, totaling $90,000, was expensed in July 2020 due to the cessation of services.

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

The PPP Loan will mature on May 4, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 4, 2020. The PPP Loan accrues interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The Company will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs and other qualifying expenses during the 24-week period following receipt of the loan, provided that the Company maintained its employment and compensation within certain parameters during such period. Any amounts forgiven will not be included in the Company’s taxable income. As specifically intended under the program, the PPP Loan, together with our cost savings initiatives, helped us to continue operations without salary reductions, layoffs or furloughs, during this challenging and uncertain economic environment created by the COVID-19 pandemic.

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

Financing Activities

Equity Financings

In August 2020, the Company issued 4,540,541 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $7.6 million, after deducting placement agent fees of $588,000 and other offering expenses totaling $180,000. The offering was conducted pursuant to the Company’s effective Registration Statements on Form S-1 (File No. 333-248248), and a related registration statement filed pursuant to Rule 462(b) under the Securities Act. In addition, pursuant to the terms of the related underwriting agreement, the Company granted to the underwriter a 30-day over-allotment option to purchase up to an additional 681,081 Shares at the same public offering price per share, less discounts and commissions, which was partially exercised in September 2020, resulting in the issuance of 448,440 shares of common stock and net proceeds of $771,000, after deducting placement agent fees of $58,000.

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

We intend to use the net proceeds from these offerings for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

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

Overview

Super League Gaming is a leading gaming community and content platform that gives everyday gamers multiple ways to connect and engage with others while enjoying the video games they love. Powered by patented, proprietary technology systems, we offer players the ability to create gameplay-driven experiences they can share with friends, the opportunity to watch live streaming broadcasts and gameplay highlights across digital and social channels, and the chance to compete in events and challenges designed to celebrate victories and achievements across multiple skill levels. With gameplay and content offerings featuring more than a dozen of the top video game titles in the world, we are building a broadly inclusive, global brand at the intersection of gaming, experiences and entertainment. Whether to access our expanding direct audience or our unique content production and virtual event capabilities, third parties ranging from consumer brands, video game publishers, television companies, traditional sports organizations, concert promoters, and more, are turning to Super League to provide integrated solutions that drive business growth.

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

During the three and nine months ended September 30, 2020, management continued to focus on monetization with respect to our two primary revenue categories: (1) sponsorships and advertising revenues, or the monetization of our content, and (2) direct to consumer revenues, or gamer monetization. In addition to the significant increase in engagement described below, we continued our focus on our premium advertising model for future monetization of our rapidly growing advertising inventory and expanded our direct sales team to facilitate delivery; continued to focus on monetization of the gamer through direct-to-consumer offers, including increases in sales of digital goods primarily with our Minehut digital property and the launch of the early stages of a micro-transaction marketplace; and, we began to unlock new ways that our content production technology can extend beyond esports into traditional sports and other entertainment formats representing potential new revenue opportunities in future periods.

Super League Gaming has experienced its strongest period of audience growth during the challenging time of the COVID-19 pandemic, marked by the reaching of a key 2020 milestone in July 2020; reaching one billion video views and impressions. This key milestone at the time, represented more than a 700% increase over the full fiscal year of 2019, during which we achieved a total of 120 million views.

As of September 30, 2020, the ability to generate over one billion views year to date is a key proof point of not only the compelling attractiveness of Super League’s content, but also to the variety we are able to offer. We have established ourselves as a leading publisher of user generated gaming highlights within our Framerate social video network, and we produce 11 general and game title-specific channels that, together, deliver tens of millions of video views per month. This includes three original shows on Snapchat, five TikTok channels, and three Instagram channels, with more to come.

During the three and nine months ended September 30, 2020, we experienced a significant increase in new users, gamer engagement, and gameplay hours across all of our platforms. We believe a driver of the increase was, to a certain extent, the current period of social distancing and mandatory shelter in place orders stemming from the COVID-19 pandemic, during which passionate video gamers around the world are seeking a competitive outlet, seeking to connect with others around the games they love and are turning to esports and other online gaming communities to fill the void. We also believe that a driver of the increase is the fact that esports is mainstream, which was the case prior to COVID-19. These increases are accelerating our growth plans, and are increasing our opportunities for monetization.

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

In response to the COVID-19 pandemic and the related uncertainty, advertisers and sponsors across the board inevitably paused to reset their marketing strategies. The impact on Super League year to date was the deferral of some of these programs and related revenues to future periods. We did not experience any cancellations of existing programs. For example, our partnership with Tencent and OnePlus, bringing PUBG mobile tournaments to life proceeded as planned, just from the comfort and safety of players’ homes, online, as opposed to in-person. The majority of our gameplay hours and other engagement occurs digitally, online, so while our “in real life” gaming is a premium and important aspect of our brand, the shift away from retail locations is not expected to have a significant impact on our overall business model over time, which is largely digitally focused.

Key Performance Indicators.

We focus on three key performance indicators (“KPIs”), as outlined below, to assess our progress and drive revenue growth, which is also a key performance indicator. As of the end of the third quarter of 2020, we continued to see strong growth in our leading key performance indicators, as follows:

●
Registered Users: We ended fiscal 2019 with approximately 980,000 registered users. During the nine months ended September 30, 2020, we increased our registered users by approximately 150%, to 2.4 million registered users. Registered users represent more gamers from whom we can gather user generated content and convert into subscribers and/or upsell into other paid offers.

●
Engagement Hours: As of September 30, 2020, including our live gaming experiences and our expanding digital gameplay channels, we generated approximately 47.8 million hours of gameplay and other engagement, as compared to approximately 15.0 million full year 2019 gameplay and other engagement hours, an increase of approximately 218%. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

●
Views and Impressions: We generated 1.4 billion views and impressions during the nine months ended September 30, 2020, compared to our full-year 2019 views of 120.0 million, representing an approximately 1000% increase over full year 2019 views. This continued growth in views results in the exponential growth of our monetizable advertising inventory.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

The following table sets forth a summary of our statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentage change values)
REVENUES	$718	$350	$368	105%	$1,285	$822	$463	56%
COST OF REVENUES	327	192	135	70%	560	379	181	48%
GROSS PROFIT	391	158	233	147%	725	443	282	64%
OPERATING EXPENSES
Selling, marketing and advertising	1,476	1,063	413	39%	4,005	3,202	803	25%
Technology platform and infrastructure	1,430	1,319	111	8%	5,109	3,772	1,337	35%
General and administrative	1,782	2,201	(419)	(19)%	5,615	9,535	(3,920)	(41)%
Total operating expenses	4,688	4,583	105	2%	14,729	16,509	(1,780)	(11)%
NET LOSS FROM OPERATIONS	(4,297)	(4,425)	128	(3)%	(14,004)	(16,066)	2,062	(13)%
OTHER INCOME (EXPENSE), NET	(1)	8	(9)	(100)%	12	(9,925)	(9,937)	(100)%
NET LOSS	$(4,298)	$(4,417)	$119	(3)%	$(13,992)	$(25,991)	$11,999	(46)%

Comparison of the Results for the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentage change values)
Sponsorships and advertising	$677	$342	$335	98%	$1,190	$798	$392	49%
Direct to Consumer	41	8	33	+100%	95	24	71	+100%
	$718	$350	$368	105%	$1,285	$822	$463	56%

Revenue for the three months ended September 30, 2020 increased $368,000 or 105%, compared to the three months ended September 30, 2019. Revenue for the nine months ended September 30, 2020 increased $463,000 or 56%, compared to the three months ended September 30, 2019. For the three and nine months ended September 30, 2020, two customers accounted for 43% and four customers accounted for 54% of revenues, respectively. For the three and nine months ended September 30, 2019, five customers accounted for 90% and three customers accounted for 49% of revenues, respectively.

Sponsorships and Advertising. Period to period changes in sponsorship, advertising and content sales revenues are attributable to fluctuations in sponsorship, advertising and content sales activities period to period, which is based on the specific partnership and advertising arrangements with activities during a particular period, activations during the period, the related performance obligations satisfied during the period and the contractual consideration and revenue share arrangements associated with the sponsorship and advertising activities during the period.

The increase in sponsorships and advertising revenue primarily reflects significant increases in advertising and content sales revenues compared to the prior year periods, reflecting our continued focus on the monetization of our increasing advertising inventory and amateur gameplay content.

Advertising sales revenues for the three and nine months ended September 30, 2020 increased $280,000 and $351,000, respectively, and included revenues from advertising campaigns with Netflix, Inc., or Netflix, in connection with Netflix’s “The Sleepover” movie release, and with Disney+ in connection with their animated musical comedy series Phineas and Ferb. The three and nine months ended September 30, 2020 also reflected a $121,000 and $198,000, respectively, increase in third party content sale revenues, primarily driven by continuing content sales with Snapchat Inc. and Cox media, and significant increases in programmatic advertising revenues primarily related to our Minecraft digital property, Minehut.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic, we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party content derived from our technology platform in future periods, as we continue to expand our advertising inventory, viewership and related sales activities.

Direct to Consumer. Direct to consumer revenues were primarily comprised of digital goods revenues related to our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis to the Minecraft gaming community. The increase in direct to consumer revenues reflects our continued focus on the acceleration of direct to consumer monetization, and the impact of the surge in engagement across all of our digital properties due in part to the COVID-19 pandemic.

Cost of Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentage change values)
Cost of revenue	$327	$192	$135	70%	$560	$379	$181	48%

Cost of revenue for the three months ended September 30, 2020 increased $135,000 or 70% compared to the three months ended September 30, 2019, as compared to the 105% increase in related revenues for the same periods. The less than proportionate change in cost of revenue was driven by a significant increase in lower cost advertising and third party content sales revenues in the third quarter of 2020.

Cost of revenue for the nine months ended September 30, 2020 increased $181,000, or 48% compared to the nine months ended September 30, 2019, relatively consistent with the 56% increase in related revenues for the same periods. The less than proportionate change in cost of revenue was driven by lower costs associated with our largely digital and online revenue generating activities and a significant increase in lower cost advertising and content sales revenues during the nine months ended September 30, 2020.

Cost of revenues fluctuate period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences and advertising and content sales activities occurring each period.

Operating Expenses
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentage change values)
Selling, marketing and advertising	$1,476	$1,063	$413	39%	$4,005	$3,202	$803	25%
Technology platform and infrastructure	1,430	1,319	111	8%	5,109	3,772	1,337	35%
General and administrative	1,782	2,201	(419)	(19)%	5,615	9,535	(3,920)	(41)%
Total operating expenses	$4,688	$4,583	$105	2%	$14,729	$16,509	$(1,780)	(11)%

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentage change values)
Sales, marketing and advertising	$272	$120	$152	127%	$668	$448	$220	49%
Technology platform and infrastructure	51	47	4	9%	199	71	128	+100%
General and administrative	147	570	(423)	(74)%	703	4,747	(4,044)	(85)%
Total noncash stock compensation expense	$470	$737	$(267)	(36)%	$1,570	$5,266	$(3,696)	(70)%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense for the three and nine months ended September 30, 2020 was primarily due to an increase in personnel costs, including noncash stock compensation, associated with the increase in our direct sales force focused on the monetization of our physical and digital experiences and related audience across our digital properties. The increase was partially offset by a reduction in traditional physical / in-person marketing activities costs totaling $150,000, due to the impact of the COVID-19 pandemic on physical / in-person related activities.

Technology Platform and Infrastructure. Technology platform and infrastructure costs include (i) allocated personnel costs, including salaries, noncash stock compensation, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing, development and enhancement of our proprietary gaming and content technology platform, (ii) third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, (iii) the amortization of capitalized internal use software costs, and (iv) technology platform related cloud services, broadband and other technology platform costs. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life. The increase in technology platform and infrastructure costs for the three and nine months ended September 30, 2020 primarily reflects an increase in cloud services and other technology platform costs totaling $343,000 and $1.2 million, respectively, which reflects the impact of the surge in engagement across our digital properties as described earlier, quarterly fees paid to a third party under a licenses and rights agreement, as amended, totaling $15,000 and $165,000, respectively, and the acceleration of amortization related to the termination of certain rights and licenses in connection with amendments to our arrangement with a third party, totaling $0, and $413,000, respectively, as described at Note 3 to the condensed financial statements elsewhere herein. The increase in technology platform and infrastructure costs was partially offset by a decrease in broadband costs totaling $76,000 and $229,000 for the three and nine months ended September 30, 2020 and 2019, respectively.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentage change values)
Personnel costs	$479	$576	$(97)	(17)%	$1,471	$1,809	$(338)	(19)%
Office and facilities	28	98	(70)	(71)%	217	303	(86)	(28)%
Professional fees	199	208	(9)	(4)%	552	599	(47)	(8)%
Stock-based compensation	147	570	(423)	(74)%	703	4,747	(4,044)	(85)%
Depreciation and amortization	53	58	(5)	(9)%	176	363	(187)	(52)%
Other	876	691	185	27%	2,496	1,714	782	46%
Total general and administrative expense	$1,782	$2,201	$(419)	(19)%	$5,615	$9,535	$(3,920)	(41)%

A summary of the main drivers of the net decrease in general and administrative expenses for the periods presented is as follows:

For the three months ended September 30, 2020, compared to the three months ended September 30, 2019:

●
Personnel costs decreased primarily due to a decrease in recruiting and relocation costs for the three months ended September 30, 2020.

●
Office and facilities costs decreased due to the termination of the leases for 75% of our office space in Santa Monica, California, and converting to a fully remote work structure as of June 30, 2020, resulting in significant rent and facilities costs savings for the periods presented and going forward.

●
Noncash stock compensation expense included in general and administrative expense decreased primarily due to the completion of the vesting of certain previously granted nonemployee warrants in the second quarter of 2020, resulting in a decrease in warrant related stock compensation of $263,000 in the third quarter of 2020, and a reduction of the average fair value of options and restricted shares expensed in the third quarter of 2020 to approximately $3.33, from approximately $8.45 in the third quarter of 2019.

●
Other general and administrative expenses increased primarily due to an increase in directors and officer's insurance premiums and public company related annual meeting costs, partially offset by a decrease in travel related expenses due to the COVID-19 pandemic.

For the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

●
Personnel costs decreased primarily due to $455,000 of management performance-based bonuses paid in connection with the achievement of certain performance targets during the nine months ended September 30, 2019, including the closing of the IPO and other operational performance targets. Personnel costs for the nine months ended September 30, 2019 also includes $247,000 of R&D tax credits which are reflected as an offset to related expense.

●
Office and facilities costs decreased due to the termination of our lease for approximately 75% of our office space in Santa Monica, California, and converting to a fully remote work structure, resulting in significant rent and facilities costs savings commencing in the third quarter of 2020 and going forward.

●
Noncash stock compensation expense included in general and administrative expense decreased primarily due to certain performance options and warrants previously granted to two of our executives, which vested during the nine months ended September 30, 2019, upon the achievement of certain performance targets. Performance targets included the completion of our IPO in February 2019 and other operational performance targets. During the nine months ended September 30, 2019, 300,000 of performance-based stock options and warrants vested with a weighted-average grant date fair value of $8.50, resulting in noncash stock compensation expense of $2,549,000 during the nine months ended September 30, 2019. The decrease also reflects a reduction of the average fair value of options and restricted shares expensed for the nine month period ended September 30, 2020 to approximately $3.38, from approximately $8.40 for the nine month period ended September 30, 2019.

●
Other general and administrative expenses increased primarily due to an increase in directors and officer's insurance premiums and a full nine months of public company costs, partially offset by a decrease in travel related expenses due to the COVID-19 pandemic.

Other Income (expense)

Other income (expense), net, for the nine months ended September 30, 2020 and 2019, was $0 and $9,933,000, respectively, and was primarily comprised of interest expense related to the convertible notes outstanding during the 2019 period presented as follows:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentage change values)
Accretion of discount on convertible notes	$-	$2,475	$(2,475)	(100)%
Accrued interest expense on convertible notes	-	187	(187)	(100)%
Accretion of convertible note issuance costs	-	209	(209)	(100)%
Beneficial conversion feature	-	7,067	(7,067)	(100)%
Total interest expense	$-	$9,938	$9,938)	(100)%

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

The non-detachable conversion feature embedded in the notes provides for a conversion rate that was below market value at the commitment date, and therefore, represented a beneficial conversion feature (“BCF”). The BCF is generally recognized separately at issuance by allocating a portion of the debt proceeds equal to the intrinsic value of the BCF to additional paid-in capital. The resulting convertible debt discount is recognized as interest expense using the effective yield method. However, the conversion feature was not exercisable until the consummation of an initial public offering by the Company of its common stock, and therefore, was not required to be recognized in earnings until the IPO related contingency was resolved, which occurred on the IPO closing date. The commitment date is the IPO closing date and the commitment date stock price was $11.00 per share. The intrinsic value of the BCF on the IPO closing date, which was limited to the net proceeds allocated to the debt on a relative fair value basis, was approximately $7,067,000, and is reflected as additional interest expense in the statement of operations for the three months ended September 30, 2019.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $10.3 million and $8.4 million at September 30, 2020 and December 31, 2019, respectively.

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2020 and December 31, 2019, we had working capital of approximately $11.8 million and $8.7 million, respectively, and sustained cumulative losses since inception attributable to common stockholders of approximately $99.8 million. Total noncash charges included in accumulated deficit since inception, primarily related to noncash stock compensation, restricted stock units issued in connection with a license agreement, amortization of the discount on convertible debt and in-kind advertising expense, totaled approximately $36.5 million. Refer to “Cash Flows from Financing Activities” below for a summary of financing activities for the periods presented.

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

Recent Developments

As described below, in August and September 2020, the Company issued a total of 4,988,981 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $8.4 million, after deducting placement agent fees of $646,000 and other offering expenses totaling $180,000.

As described below, on May 13, 2020, we announced that the Company entered into securities purchase agreements with institutional investors for the purchase and sale of 1,825,000 shares of our common stock at an offering price of $3.50 per share, pursuant to a registered direct offering, priced at-the-market under Nasdaq rules, which closed on May 15, 2020.

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

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the change in cash balances for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(12,674)	$(10,142)
Net cash used in investing activities	(988)	(2,524)
Net cash provided by financing activities	15,566	22,478
Increase in cash	1,904	9,8112
Cash and cash equivalents, at beginning of period	8,442	2,774
Cash and cash equivalents, at end of period	$10,346	$12,586

Cash Flows from Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2020 was $12,674,000, which primarily reflected our net GAAP loss for the nine months ended September 30, 2020 of $13,992,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $1,318,000, which included $1,570,000 of noncash stock compensation charges and depreciation and amortization of $1,098,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course. Net cash used in operating activities during the nine months ended September 30, 2019 was $10,142,000, which primarily reflected our net loss of $25,991,000, net of adjustments to reconcile net loss to net cash used in operating activities of $15,849,000, which included $5,266,000 of noncash stock compensation charges, $2,871,000 of noncash accrued interest and accretion of debt discount, $7,067,000 of noncash interest expense related to the recognition of the beneficial conversion feature upon the automatic conversion of the notes upon close of the IPO, and depreciation and amortization of $657,000. Changes in working capital primarily reflected the impact of a net decrease in accounts receivable, the prepayment of insurance premiums and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for acquisition of Framerate	$-	$(1,491)
Purchase of property and equipment	(7)	(56)
Capitalization of software development costs	(877)	(839)
Acquisition of other intangible and other assets	(104)	(138)
Net cash used in investing activities	$(988)	$(2,524)

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Proceeds from issuance of common stock, net	$14,356	$22,458
Proceeds from note payables	1,200	-
Proceeds from warrant exercise	10	20
Net cash used in investing activities	$15,566	$22,478

Equity Financings

In August 2020, the Company issued 4,540,541 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $7.6 million, after deducting placement agent fees of $588,000 and other offering expenses totaling $180,000. The offering was conducted pursuant to the Company’s effective Registration Statements on Form S-1 (File No. 333-248248), and a related registration statement filed pursuant to Rule 462(b) under the Securities Act. In addition, pursuant to the terms of the related underwriting agreement, the Company granted to the underwriter a 30-day over-allotment option to purchase up to an additional 681,081 Shares at the same public offering price per share, less discounts and commissions, which was partially exercised in September 2020, resulting in the issuance of 448,440 shares and net proceeds of $771,000, after deducting placement agent fees of $58,000. We intend to use the net proceeds from this offering for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

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

The PPP Loan matures on May 4, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 4, 2020. The PPP Loan accrues interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. We are eligible to apply for forgiveness of all loan proceeds used to pay payroll costs and other qualifying expenses during the 24-week period following receipt of the loan, provided that the Company maintains its employment and compensation within certain parameters during such period. Any amounts forgiven will not be included in the Company’s taxable income. As specifically intended under the program, the PPP Loan, together with our cost savings initiatives, helped us to continue operations without salary reductions, layoffs or furloughs, during this challenging and uncertain economic environment created by the COVID-19 pandemic.

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

Contractual Obligations

As of September 30, 2020, except as described below, and excluding the PPP Loan described above, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. The operating lease for our corporate headquarters expired on May 31, 2017 and was subsequently amended to operate on a month-to-month basis. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of September 30, 2020 we maintain approximately 1650 square feet of office space on a month-to-month basis. The following table lists our material known future cash commitments as of September 30, 2020 (in thousands):

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	More than 3 years
Insurance premium financing	$181	$181	-	-

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

We incurred net losses of $14.0 million and $26.0 million during the nine months ended September 30, 2020 and 2019, respectively.  Noncash expenses (excluding depreciation and amortization of fixed and intangible assets) totaled $1.6 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $99.8 million. Moreover, the report of our independent registered public accounting firm to the financial statements for our fiscal year ended December 31, 2019, included elsewhere herein, contains an explanatory paragraph stating that our recurring losses from operations, accumulated deficit and cash used in operating activities raise substantial doubt about our ability to continue as a going concern. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

For the three and nine months ended September 30, 2020, two customers accounted for 43% and four customers accounted for 54% of revenues, respectively. For the three and nine months ended September 30, 2019, five customers accounted for 90% and three customers accounted for 49% of revenues, respectively. At September 30, 2020, four customers accounted for 74% of accounts receivable. At December 31, 2019, one customer accounted for 70% of accounts receivable. At September 30, 2020, two vendors accounted for 34% of accounts payable. At December 31, 2019, one vendor accounted for 21% of accounts payable.

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the nine months ended September 30, 2020 and 2019, we recorded share-based compensation expense of $1.6 million and $5.3 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

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
Date: November 13, 2020