Form 10-K
period 2020-12-31
Super League Gaming, Inc.
filed 2021-03-19
CIK 1621672

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2020

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's second fiscal quarter was approximately $24,097,000.

As of March 15, 2021, there were 21,608,144 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Super League Gaming, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2021.

References in this Annual Report on Form 10-K to “Super League Gaming, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

i

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

ii

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

 Use of Market and Industry Data

This Report includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

iii

PART I

Item 1. Business.

Overview

Super League Gaming is a leading gaming community and content platform that gives everyday gamers and creators multiple ways to connect and engage with others while enjoying the video games they love. Powered by patented, proprietary technology systems, Super League offers players the ability to create gameplay-driven experiences they can share with friends, the opportunity to watch live streaming broadcasts and gameplay highlights across digital and social channels, and the chance to compete in events and challenges designed to celebrate victories and achievements across multiple skill levels. With gameplay and content offerings featuring more than a dozen of the top video game titles in the world, Super League is building a broadly inclusive, global brand at the intersection of gaming, experiences and entertainment. Whether to access its expanding direct audience of young gamers, creators and esports players, or to leverage the company’s remote video production division, Virtualis Studios, third parties ranging from consumer brands, video game publishers, professional esports teams, traditional sports organizations, video content producers, and more, are turning to Super League to provide integrated solutions that drive business growth.

Super League has a mission to empower passionate players and creators through proprietary tools to create gaming-centric content that inspires connectivity and engagement for the greater good of gaming. We offer brands and advertisers the opportunity to create meaningful connections with one of the most sought-after audiences in today’s media landscape – the engaged young gamer. We generate revenues from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and entertainment content for our own network of digital channels and media and entertainment partner channels, and (iii) direct to consumer offers including digital subscriptions, digital goods, gameplay access fees and merchandise sales.

Our Business

We are a leading gaming community and content platform that gives everyday players and creators multiple ways to connect and engage with others while enjoying the video games they love. Our platform offers competitive video gaming experiences, esports entertainment and social connections to the large and underserved global audience of what is estimated by Statista to be approximately three billion gamers by the end of 2021. Our focus is the avid, everyday, competitive amateur player and related audience, representing the middle of the esports player pyramid, as follows:

 The Esports Player Pyramid

______________________
* Based on the average esports viewer, Nielsen Esports Playbook, 2017.

As a first-mover in defining the esports category for the everyday gamer since 2015, we believe Super League is on the leading edge of the rapidly growing competitive video gaming industry, which has become an established and vital part of the entertainment landscape. We believe there is a significant opportunity for the world of mainstream competitive players who want their own esports experience. These gamers are players who enjoy the competition, the social interaction and community, and the entertainment value associated with playing and watching others play.

Super League is a critically important component in providing the infrastructure for mainstream competitive video gaming content and gameplay, that is synergistic and accretive to the greater esports ecosystem. Over the past five years, we believe we have become the preeminent brand for gamers, by providing a proprietary software platform that allows them to create, compete, socialize and spectate gameplay and entertainment, both physically and digitally online. In addition, our creator and player platform generates a significant amount of derivative gameplay content for further syndication beyond our own digital channels.

The fundamental driver of our business model and monetization strategy is creating deep community engagement through our highly personalized experiences that, when coupled with the critical mass of our large digital audiences, provides the depth and volume for premium content and offer monetization differentiated from a more traditional, commoditized advertising model. The combination of our physical venue network and digital programming channels, with Super League’s cloud-based, digital products platform technology at the hub, creates the opportunity for not just a share of the player’s wallet, but also the advertiser’s wallet. We do this by offering brand sponsors and advertisers a premium marketing channel to reach elusive Generation Z and Millennial gamers and creators and offering players ways to access exclusive tournaments and programming.

Our products range from offers that speak to a wide market of competitive gamers through always on, highly participatory and social gameplay, as well as offers that ladder to our more heightened competitions and broadcasts. We work closely with top-tier game publishers and brands to bring premium esports entertainment to this under-served market of Generation Z and Millennial for both the players and the viewers.

Digital Properties and Offerings

We have created and grown our proprietary audience network, comprised of our expanding content and creator-centric digital properties. Collectively, Super League has more than 5.0 million registered users and followers combined, and generated more than 169.0 million average video views and impressions per month in fiscal 2020.

Our network and media platform includes social media, live streaming, video-on-demand and website-based offerings that provide players and creators with multiple forms of content designed to celebrate their love of play and to support their limitless creativity. Whether through gameplay highlights, live streamed esports competitions, original lifestyle programming or custom designed digital gameplay environments, Super League’s audience is constantly creating, watching and engaging, making this otherwise elusive demographic accessible at scale to ourselves and our partners. In addition, our digital properties provide a level of scale that can complement our physical esports events, which bring players and spectators together across the U.S., both digitally and physically. Live experiences provide another source of content to augment our digital content library for what we believe can be a next generation esports and entertainment content network.

Our primary digital properties and offerings include:

●
Minehut: Attracting younger gamers and creators, Minehut is an "always on" social and gaming portal for hundreds of thousands of avid Minecraft players with on average, approximately 350,000 monthly unique users during 2020. Within Minehut is a vibrant Minecraft community in which players create their own Minecraft worlds where friends share, socialize and play together. The Children’s Online Privacy and Protection Act of 1998 (“COPPA”) compliant platform offers a way for parents to secure private spaces for their children’s gameplay to control who they are playing with along with offering a unique marketing channel for age-appropriate content. Equally , Minehut is a platform to allow budding future creators an opportunity to share their content and build their own player audiences.

●
Framerate: Framerate is one of the fastest growing social video networks in gaming, with multiple channels on Instagram, Facebook and Tik Tok, as well as original content series on InstagramTV and FacebookWatch. Targeting more competitive, young-adult gamers and creators, Framerate, enables any gamer playing any game, anywhere to submit their own user-generated highlight reel for recognition. Once submitted, the content becomes ours to promote, repackage and monetize across other digital channels. Combined with our proprietary digital channels, we generate tens of millions of monthly views providing a marketing channel for sponsors and advertisers to authentically reach gamers and creators.

●
SLG.TV: Focused on the widest breadth of gamers and creators across all genres, ages and skill levels, SLG.TV offers esports competitions and entertainment programming following the leagues, the teams, and players. Content is available in both livestream and on-demand video on superleague.com along with our branded Twitch, YouTube and Facebook channels.

●
Virtualis Studios: Virtualis Studios is our fully virtual production studio providing proprietary, state-of-the-art, scalable solutions for video, television, and branded content. Production companies in need of experienced teams with a deep understanding of remote production technologies and systems can rely on Virtualis Studios’ expertise, developed through years of broadcasting multi-location esports events. Whether for the creation and broadcast of premium content, or for monitoring productions from remote locations, Virtualis Studios supports a broad spectrum of critical needs in today’s production environment.

●
City Clubs: A network of 24 city clubs in the US, Canada and Mexico that aggregates gamers and creators across different genres of games, ages and skill levels for digital and physical competitions. Our city clubs currently consist of the following:

Super League’s City Clubs

Key Performance Indicators (“KPIs”)

The KPIs driving our business model are related to scalable offers across our digital and physical footprint of gaming-centric offers and entertainment. The significant growth we achieved in 2020 in part, reflects the advancement of our technology platform, and the acceleration of our audience growth through the expansion of our digital network of online gameplay and viewing channels. A summary of KPIs, and related growth for fiscal year 2020, compared to fiscal year 2019 is as follows:

	2019	2020	Growth
Views and impressions (1)	120,000,000	2,031,615,000	+17X Increase
Registered users (2)	950,000	2,919,000	+3X Increase
Engagement hours (3)	15,000,000	72,205,000	+4.8X Increase
____________________

(1)	Views and impressions represent number of views of our video content which is distributed on several platforms.
(2)	Registered users represent individuals who have registered on our platform, providing applicable identifying information, that have engaged with our platform at some point.
(3)	Engagement hours represent time spent engaging with Super League in the form of participating in our experiences, viewing our content, and/or spending time on our website.

 Monetization

Advertising and Sponsorships

The highly sought after Millennial and Generation Z audience is increasingly difficult for brands to reach due to the proliferation of new content distribution channels, ad-blocking technology and a sentiment against overt marketing and promotion. Our ability to uniquely aggregate a diverse user base across age ranges, skill levels and game titles and embed direct authentic brand integrations creates a base of high-quality, premium advertising inventory attractive to brands and advertisers. We stand for inclusive, fair and fun gameplay and entertainment and believe that our brand is at the forefront of the mainstreaming of competitive gaming and esports entertainment, which provides a positive access point for both endemic and non-endemic brands to reach these audiences.

Throughout 2020, we experienced significant growth in our audience, increasing viewership and registered users, and expanded our premium advertising inventory. We further developed our in-house direct sales capability to monetize this ad inventory, as well as increasing revenues generated from programmatic display and video advertising units. We expect to continue to grow our adverting pipeline across various verticals with the capability to give brands and advertisers with targeted, high quality integrations that warrant premium costs per impressions (“CPM”) advertising rates.

Advertising and sponsorship revenue primarily consists of direct sales activity along with programmatic advertising. The various forms of advertising campaigns for competitive video gaming and esports entertainment, digitally and physically, include:

●	Master brand sponsorships;

●	Tournament and game specific sponsorships;

●	City Club sponsorships;

●	Custom digital programs for brands and advertisers both in-stream and in-game; and

●	Video and display programmatic advertising.

Content

Content related revenue is generated in connection with our curation and distribution of esports and entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

We generate revenues from our proprietary content by utilizing this content to drive audience growth across our network and expand our premium advertising inventory. In addition, the UGC can be repackaged for further syndication and monetization to third-parties seeking esports and entertainment content for their own distribution channels. Tens of millions of hours of proprietary content is generated through our platform per year providing us with a sizable library of esports entertainment content.

Additionally, we generate revenues from third-party partners who seek our patented remote production and broadcast technology to create content for their own digital channels to drive audience engagement. From consumer brands and media companies, to game publishers and professional esports teams, Virtualis Studios offers a fully virtual, cloud-based production and broadcast studio providing proprietary, state-of-the-art, scalable solutions for video, television, and branded content. Virtualis Studios’ is designed to enable thousands of simultaneous gameplay and player cam feeds to be live streamed across dozens of endpoints, and the integration of multiple technology solutions to ensure any given project can be produced and monitored successfully on a partially or fully-remote basis.

Direct to Consumer

Direct to consumer revenues are primarily comprised of revenues generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis, and other digital goods to the Minecraft gaming community. Gamers and creators typically begin their relationship with Super League by viewing content on our digital network, registering an email address, and/or by participating in a free-to-play experience. Users become more engaged by creating a profile to join our network of players and creators and share more information about their gaming interests and other attributes. Joining Super League and Minehut is free, but we continue to focus on the monetization of gamers as activity grows, with premium digital offers experiences to expand their gameplay experience in the form of digital subscriptions, digital goods and gameplay access fees.

Our Vision

Our vision is to make Super League Gaming a vital brand in the lives of everyday gamers and creators. While the games are digital, our players are human. In a world of increasing de-socialization, we believe players and creators are increasingly seeking new ways to create and share their content and deepen their bonds to each other in their preferred virtual worlds. Our community platform provides the tools to allow our players and creators around the world to compete, socialize, share and spectate competitive video gaming and esports entertainment.

Industry

The consumer appetite for esports continues to grow at a rapid pace with passionate fans across the globe. According to Grandview Research (2020), the overall value of the global gaming market was $168.0 billion in 2020 and is forecasted to grow to approximately $300.0 billion by 2027, representing a CAGR of 8% from 2020 to 2027. Key trends fueling this growth include:

●	the democratization of content creation and rise of live streaming;

●	game design that is inherently competitive and cross-platform;

●	increased accessibility through cloud-based gaming and 5G broadband;

●	the further establishment of professional esports teams and leagues; and

●	multi-generational and mass participatory gaming.

Esports, a term generally used to refer to competitive video game play by professional players, have been around for as long as the video game industry itself. However, recent growth in the gaming audience and player engagement has elevated esports into mainstream culture with a massive global following that, in some instances, exceeds the monthly audience of large professional sports leagues. According to Grandview Research the professional esports market totaled $1.5 billion in 2020 and is expected to grow to $6.8 billion by 2027, representing a 24% CAGR over the period from 2020 to 2027. The significant growth in viewership, audience reach and engagement activities, increasing infrastructure for the esports tournaments, the growth in live streaming of games, and investments in the space are key factors driving the market growth. Professionalization in the industry has created value and opportunities for game developers, gamers, influencers, creators and event organizers. Millennials are increasingly considering esports as a professional career and universities and colleges are starting dedicated esports curriculums to develop skilled professionals.

Additionally, there has been significant growth in the global esports audience since 2017, primarily due to growing awareness, the rise of live streaming platforms like Twitch and YouTube Gaming Live, infrastructure developments and the growth of mobile. According to Newzoo the global esports audience was 454.0 million in 2019, and is expected to grow to 645.0 million in 2022, representing a 14% CAGR from 2017 to 2022. In 2020, 93.0 billion minutes were watched per month on Twitch, and increase of 69%, compared to 2019 (TwitchTracker). In the third quarter of 2020, 33.6 billion minutes were watched per month on YouTube Gaming Live (Statista).

Our Opportunity

Despite the significant growth potential outlined above, there are several key challenges facing stakeholders in the esports and entertainment landscape:

●
Sponsors and Advertisers are limited in their channels to reach the “cord cutting” Generation Z and Millennials due to the increasing fragmentation of content distribution and use of advertising-blocking technology. Given these demographic groups consume most content online, brands are challenged to target these audiences in an authentic way and achieve efficient marketing spend.

●
Mainstream Competitive Players and Creators are a highly fragmented, often anonymous community with limited ways to find gamers and creators of similar skill-level and gaming interest online and locally. In addition, the limited recreational esports infrastructure results in few experiences with limited clear paths to the professional esports level for players and creators who wish to develop and test their skills while forging social connections.

●
Game Publishers must find alternative methods to attract new gamer and creator audiences to their game titles and offer premium experiences that drive greater retention. The lack of diversity in gaming, along with increased competition amongst titles, requires marketing partnerships to extend the lifecycle and franchise value of their intellectual property.

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

Our platform offers the following solutions for these key stakeholders:

●
For Sponsors and Advertisers, our platform provides a highly targeted marketing channel that offers a relevant path for brands to build affinity with the hard to reach, yet highly sought after, Generation Z and Millennial demographics. Based on our player data, we will have the ability to target audiences based on preferred game titles and other profile information for more efficient marketing spend.

●
For Mainstream Competitive Players and Creators, our technology and tools enable gameplay experiences, social connections and gaming-centric entertainment for the everyday gamer seeking new ways to compete or share their content and build their audience.

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

Our Scalable Technology Platform

Our proprietary cloud-based platform provides competitive video gamers and content creators a modernized way to connect, play and view games in real-time and on-demand. We believe our platform will allow us to capture a large audience of gamers and their gameplay and viewing hours. Our platform aggregates a diverse audience of gamers and creators across multiple game titles and provides users with access to digital and physical competitive experiences and broadcasts that are accessible to a broad range of ages and demographics. Through our platform, we have three core components that enable differentiated and immersive gameplay at scale for both online and in-person experiences.

Super League’s Scalable Technology Components

Our platform is focused on the customer journey and player discovery. Gamers and creators are introduced to Super League through our online digital channels and marketing or through our distributed network of venue partners, at which point they are encouraged to register for their profile and/or for an event through superleague.com or minehut.com. The platform allows for match-making, statistics and leaderboard management as well as the ultimate output of a livestream or on-demand broadcasts digitally and in-venue.

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

Early in our inception, we utilized a local hardware solution to create interactive physical spaces, to create in-person gaming experiences for mainstream competitive gamers. We had two opportunities ahead of us for both scale and differentiation. Firstly, we further advanced our in-person event technology to be entirely cloud-based for scale and more rapid venue partner expansion. Secondly, we created a second-screen perspective that would make the experience more immersive for players and entertaining for spectators much like professional sporting events resulting in our Virtualis Studios, our patented, fully-remote visualization, production and broadcast technology.

Virtualis Studios technology automates and scales various gameplay processes and functions that would otherwise need to be accomplished manually. These processes and functions primarily include ways to ensure that visualizations of gameplay and other value-added data and graphics are both captured and delivered efficiently and timely. For example, our proprietary software is used during our experiences to ensure that we are showing the most interesting aspects of gameplay, as well as switching to matches that are most relevant to the competition.  Further, we use computer vision to glean key events, graphics or data from the game screen, especially when the game publisher might not make such information available via an API:

Super League’s Gameplay Content Capture and Broadcast Technology

A more technical view of Virtualis Studios’ solution, which solves for minimal latency and lag for a high-quality gaming experience for both players and viewers is provided below. This level of broadcast performance makes Virtualis Studios a scalable, affordable solution for media and entertainment partners for content product beyond competitive gaming and esports entertainment.

Super League’s Virtualis Studios

Our Strengths

We differentiate ourselves from potential competition by being a game and location agnostic software platform with a material digital audience reach, a large and growing registered user base of young, highly engaged players and creators, and strong brand, gaming and venue partners all targeting avid gamers. Our core strengths include the following:

●
Game Publisher Agreements provide access to existing user bases via partnerships with some of the largest game publishers. These partnerships bring players into our customer funnel providing direct to consumer sales opportunities. Our ability to interact with this highly attractive, engaged user base draws brands and sponsors to us to reach this otherwise hard-to-reach demographic.

●
Proprietary and Curated Content, reaching in the tens of millions of hours being generated through our platform per year, provides us with a unique perspective and library of recreational esports and entertainment content. This content is currently absent from the esports and entertainment ecosystem and is highly complementary and valuable to the needs of large on-demand and streaming video providers. Furthermore, the majority of this content is user-generated (“UGC”) with minimal production costs and can be easily ingested into our library via tools on our platform.

●
Patented Technology allows for intelligent, scalable content capture enabling us to display the most relevant gameplay activity in real time along with broad visualization of active gameplay to facilitate a high quality playing and viewing experience.

●
Over Five Years of Brand and Technology Development provides us a strong, distinctive lead on followers with no obvious competitors in the holistic community, league operations and media platform category that also currently and directly own the relationship with the gamer.

●
A Growing Player, Creator and Viewer Base approaching critical mass that when coupled with highly customized gaming, creator and viewing experiences allows us to capture a global, highly engaged, yet somewhat elusive community that will provide many new ways to monetize over time.

●
Creation of Intangible Brand Value in the quality of our offer, game titles, brand partners and investor base that validates our trusted, premium brand and distinctive positioning to drive value in the fragmented, burgeoning esports landscape.

Our Growth Strategy

Our core strategy is to pursue initiatives that promote the viral growth of our audience, player and creator base, and in doing so, drive direct to consumer, advertising, and content revenue streams. Our customer acquisition and retention funnel provide the primary lens for community growth, engagement and long-term brand equity.

●
Audience and engagement growth driven organically through compelling proprietary and user-generated content supplemented by direct marketing, partner and influencer promotion, and search engine optimization overtime leveraging a network effect as we reach critical mass across our digital properties.

●
Monetizable advertising inventory expansion in addition to increasing our direct sales force effectiveness, complemented with quality programmatic advertising, allowing us to both scale and gain a greater share of large advertisers’ marketing spend while preserving our premium CPM advertising model.

●
Servable market expansion through new partnerships with game publishers and venues partners, along with the amplification from our brand and advertising partners, for access to new gamers domestically and internationally.

●
Direct to consumer revenue improvement through a further expansion of compelling, digital offerings and funnel optimization to convert more free-to-play gamers into paying consumers for greater revenue per user to drive up lifetime customer value while driving down customer acquisition cost.

●	Platform licensing exploration allowing media and retail partners to license our proprietary broadcast and esports venue-based technology, respectively.

●
Opportunistic Acquisitions. We intend to pursue opportunistic acquisitions that will allow us to add complementary users, revenues, and/or technology components to accelerate our gaming-centric community and content platform.

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

To protect our intellectual property, we rely on a combination of patent applications, published and issued patents,  copyrights, pending and issued trademarks, confidentiality provisions and procedures, other contractual provisions, trade secret laws, and restrictions on disclosure. We intend to vigorously protect our technology and proprietary rights; however, no assurances can be given that our efforts will be successful. Even if our efforts are successful, we may incur significant costs in defending our rights. From time to time, third parties may initiate litigation against us, alleging infringement of their proprietary rights or claiming they have not infringed our intellectual property rights. See the section entitled “Risk Factors” for additional information regarding the risks we face with respect to litigation related to intellectual property claims.  As of the date hereof, we have two pending patent applications and two issued patents, and various trademark applications, some granted and most of which are currently pending, covering our technologies and brands, as more specifically set forth below. We intend to file additional applications for the grant of patents and registration of our trademarks in the United States and foreign jurisdictions as our business expands.

Our issued patents relate to methods of visualization of gameplay across a wide array of game titles for the purpose of content creation and broadcasting. These visualizations manifest as web streams with related textual, graphical, and video content targeted for consumption by audiences across various streaming and VOD platforms such as Twitch and YouTube.  To achieve these visualizations, we leverage patent protected technology that places “camera” characters into certain games alongside the competing players, and use the perspective of the ‘camera’ character to provide unique views into the action.  We also have pending patent applications for certain bleeding edge virtualization methods that allow us to generate, at scale, many concurrent visualizations from the cloud.

Our Values and Company Culture

Super League is a gamer-first company, a credo embraced by every employee. We are committed to enhancing and celebrating the player and creator experience by providing gameplay experiences and viewing entertainment that promotes positive play that is inclusive, fair and fun.

Having produced thousands of digital and physical experiences in addition to our always-on offers, Super League speaks to a wide range of demographic audiences that bring players and creators along with their families and friends together to celebrate their gameplay and entertainment content.

Employees and Labor Relations

As of December 31, 2020, we had 51 full-time and full-time equivalent employees. Additionally, we occasionally enter into service agreements with independent contractors, on an as-needed basis, to perform certain services. As of December 31, 2020, four of our full-time employees were subject to fixed-term employment agreements with us, and all other employees served at-will pursuant to the terms set forth in their offer letters.

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

ITEM 1A. RISK FACTORS

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

Risks Related to Our Business and Industry

●
our significant past operating losses and any inability to maintain profitability or accurately predict fluctuations in the future;

●
inability to sustain or manage our growth, or otherwise implement our business strategies;

●
a rapidly developing and relatively new market;

●
loss of advertising revenue;

●
inability to maintain an effective revenue model;

●
reduction in activity by material clients and/or vendors;

●
ineffective marketing and/or advertising efforts;

●
our ability to maintain and promote our company culture;

●
competition in our industry;

●
ability to attract, maintain, and retain licenses for popular games on our platforms;

●
ability to enter into definitive license agreements with certain game publishers;

●
ability to maintain and acquire new gamers and creators;

●
our ability to maintain, enhance, and promote our brand;

●
negative perceptions about our brand, gaming platform, leagues, tournaments, and/or competitions;

●
anticipating and adopting changes to new technologies, business strategies, and/or methods;

●
actual or perceived security breaches, as well as errors, vulnerabilities or defects in our software and/or products, and in software and/or products of third-party providers;

●
reliance on server functionality;

●
the interoperability of our products and services across third-party services and systems;

●
security breaches and cyber threats;

●
system failures, outages, and/or disruption due to certain events and interruptions by man-made problems;

●
our ability to hire, retain and motivate highly skilled personnel; and

●
our reliance on assumptions and estimates to calculate certain key metrics.

Regulatory and Legal

●
complex and evolving U.S. and foreign laws and regulations;

●
changes in tax laws or regulations regarding us or our customers;

●
decreased levels of traffic due to intensified government regulation of the Internet industry;

●
liability in the event of a violation of privacy regulations, data privacy laws, and/or child protection laws;

●
lawsuits or liability arising as a result of the Company providing its products and/or services; and

●
lawsuits or liability as a result of content published through our products and services.

Intellectual Property and Technology

●
current and future litigation related to intellectual property rights;

●
our failure to protect our intellectual property rights; and

●
piracy, unauthorized copying, and other forms of intellectual property infringement.

Governance Risks and Risks Related to Our Common Stock

●
provisions of Delaware law and our certificate of incorporation and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us;

●
low trading volume of our common stock;

●
the volatility of the trading price of our common stock;

●
our policy of not paying cash dividends on our common stock;

●
lessened disclosure requirements due to our status as an emerging growth company; and

●
increased share-based compensation expense due to granted equity awards.

General Risk Factors

●
actual or threatened epidemics, pandemics, outbreaks, or other public health crises;

●
reversal of the U.S. economic recovery and a return to volatile or recessionary conditions; and

●
risks generally associated with the entertainment industry.

Risks Related to Our Business and Industry

We have incurred significant losses since our inception, and we may continue to experience losses in the future.

We incurred net losses of $18.7 million and $30.7 million during the years ended December 31, 2020 and 2019, respectively.  Noncash expenses (excluding depreciation and amortization of fixed and intangible assets) totaled $2.0 million and $16.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $104.6 million. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

●	investments in bandwidth to support our video streaming functionality;

●	contract labor costs and other expenses to host our leagues and tournaments;

●	costs to retain and attract gamers and creators and license first tier game titles, grow our online gamer community and generally expand our business operations;

●	hiring additional employees;

●	expansion of our operations and infrastructure, both domestically and internationally; and

●	general administration, including legal, accounting and other expenses related to being a public company.

We may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. We expect to continue to invest heavily in our operations, our online and in person experiences, and business development related to game publishers, advertisers, sponsors and gamer acquisition, to maintain as well as accelerate our market position, support anticipated future growth and to meet our expanded reporting and compliance obligations as a public company.

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

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including our direct to consumer offerings, attract and retain competitive gamers and creators, increase engagement, continue developing innovative technologies, tournaments and competitions in response to shifting demand in esports and online gaming, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

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

Furthermore, our core and long-term priority of optimizing the gamer experience and satisfaction may limit our gaming platform’s ability to generate revenues from advertising and sponsorship. For example, in order to provide our gamers and creators with an uninterrupted competitive gaming experience, we do not place significant amounts of advertising on our streaming interface or insert pop-up advertisements during streaming. While this decision could adversely affect our operating results in the short-term, we believe it enables us to provide a superior gamer experience on our gaming platform, which will help us expand and maintain our current base of gamers and creators and enhance our monetization potential in the long-term. However, this philosophy of putting our gamers and creators first may also negatively impact our relationships with advertisers, sponsors or other third parties, and may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed.

Our revenue model may not remain effective and we cannot guarantee that our future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

We generate revenues from advertising and sponsorship of our league tournaments, and through the operation of our live streaming gaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments, and gamers and creators pay fees to compete in league competition. We have generated, and expect to continue to generate, a substantial portion of revenues using this revenue model in the near term. We are, however, particularly focused on implementing a direct to consumer model for our expanding gamer base. Although our business has experienced significant growth in recent years, there is no guarantee that our direct to consumer packages will gain significant traction to maximize our growth rate in the future, as the demand for our offerings may change, decrease substantially or dissipate, or we may fail to anticipate and serve gamer demands effectively.

The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

For the years ended December 31, 2020 and 2019, four customers accounted for 49% and five customers accounted for 69% of revenue, respectively. At December 31, 2020, two customers accounted for 39% of accounts receivable. At December 31, 2019, one customer accounted for 70% of accounts receivable. At December 31, 2020, three vendors accounted for 52% of accounts payable. At December 31, 2019, one vendor accounted for 21% of accounts payable.

The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

Our marketing and advertising efforts may fail to resonate with amateur gamers and creators.

Our amateur city league tournaments and competitions are marketed through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with our gaming community including via email, blogs and other electronic means. An increasing portion of our marketing activity is taking place on social media platforms that are either outside, or not totally within, our direct control. Changes to gamer preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact our ability to reach target gamers and creators. Our ability to market our amateur city league tournaments and competitions is dependent in part upon the success of these programs. If the marketing for our amateur city league tournaments and competitions fails to resonate and expand with the gamer community, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

We have a unique community culture that is vital to our success. Our operations may be materially and adversely affected if we fail to maintain this community culture as we expand in our addressable gamer communities.

We have cultivated an interactive and vibrant online social gamer community centered around amateur online and in person gaming. We ensure a superior gamer experience by continuously improving the user interface and features of our gaming platform along with offering a multitude of competitive and recreational gaming experiences with first tier esports games. We believe that maintaining and promoting a vibrant community culture is critical to retaining and expanding our gamer community. We have taken multiple initiatives to preserve our community culture and values. Despite our efforts, we may be unable to maintain our community culture and cease to be the preferred platform for our target gamers and creators as we expand our gamer footprint, which would be detrimental to our business operations.

The amateur esports gaming industry is intensely competitive. Gamers and creators may prefer our competitors’ amateur leagues, competitions or tournaments over our own.

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

The size and engagement level of our online and in person gamers are critical to our success and are closely linked to the quality and popularity of the esports game publishers with which we have licenses. Esports game publishers on our gaming platform, including those who have entered into license agreements with us, may leave us for other gaming platforms or amateur leagues which may offer better competition, and terms and conditions than we do. Furthermore, we may lose esports game publishers if we fail to generate the number of gamers and creators to our amateur tournaments and competitions expected by such publishers. In addition, if popular esports game publishers cease to license their games to us, or our live streams fail to attract gamers and creators, we may experience a decline in gamer traffic, direct to consumer opportunities and engagement, which may have a material and adverse impact on our results of operations and financial conditions.

Although we have entered into multi-year agreements with certain publishers, if we fail to license multiple additional “hit” games or any of our existing licensed esports game publishers with which we currently have a license decide to breach the license agreement or choose not to continue with us once the term of the license agreement expires, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our gamers and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

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

We currently do not have definitive license agreements in place with game publishers for the use of certain of the game titled played on our platform, as these publishers currently permit us to integrate the specifications of the game title with our technology. We may not ever enter into license agreements with these parties in the future, instead continuing our relationship with these game publishers without a license agreement. These game publishers may unilaterally choose to discontinue their relationship with the Company, thereby preventing us from offering experiences on our platform using their game titles, as the case may be. Should those game publishers choose not to allow us to offer experiences involving their respective game titles to our users, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our gamers and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

If we fail to keep our existing gamers and creators highly engaged, to acquire new gamers and creators, to successfully implement a direct to consumer model for our gaming community, our business, profitability and prospects may be adversely affected.

Our success depends on our ability to maintain and grow the number of amateur gamers and creators attending and participating in our in-person and online tournaments and competitions, and using our gaming platform, and keeping our gamers and creators highly engaged. Of particular importance is the successful deployment and expansion of our direct to consumer model to our gaming community for purposes of creating predictable recurring revenues.

In order to attract, retain and engage amateur gamers and creators and remain competitive, we must continue to develop and expand our city leagues, including internationally, produce engaging tournaments and competitions, successfully license the newest “hit” esports games and titles, implement new technologies and strategies, improve features of our gaming platform and stimulate interactions in our gamer community.

A decline in the number of our amateur gamers and creators in our ecosystem may adversely affect the engagement level of our gamers and creators, the vibrancy of our gamer community, or the popularity of our amateur league play, which may in turn reduce our monetization opportunities, and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain, or convert gamers and creators into direct to consumer-based paying gamers and creators, our revenues may decline, and our results of operations and financial condition may suffer.

We cannot assure you that our online and in person gaming platform will remain sufficiently popular with amateur gamers and creators to offset the costs incurred to operate and expand it. It is vital to our operations that we remain sensitive and responsive to evolving gamer preferences and offer first-tier esports game content that attracts our amateur gamers and creators. We must also keep providing amateur gamers and creators with new features and functions to enable superior content viewing, and social interaction. Further, we will need to continue to develop and improve our gaming platform and to enhance our brand awareness, which may require us to incur substantial costs and expenses. If such increased costs and expenses do not effectively translate into an improved gamer experience and direct to consumer-based, long-term engagement, our results of operations may be materially and adversely affected.

The ability to grow our business is dependent in part on the success and availability of mass media channels developed by third parties, as well as our ability to develop commercially successful content, and amateur tournaments and competitions.

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels for which we may distribute our content, amateur league tournaments and competitions, including Twitch, YouTube and ESL.tv. Our success also depends on our ability to accurately predict which channels and platforms will be successful with the esports gaming community, our ability to develop commercially successful content and distribute via SLG.TV, which is presently available on Twitch, amateur tournaments and competition for these channels and gaming platforms and our ability to effectively manage the transition of our gamers and creators from one generation or demographic to the next. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our amateur gaming tournaments and competitions on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and gamers and creators away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing amateur tournaments or competitions is lower than our expectations, we may be unable to fully recover the investments we have made, and our financial performance may be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

If we fail to maintain and enhance our brand or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. A well-recognized brand is important to increasing the number of esports gamers and creators and the level of engagement of our overall gaming community which is critical in enhancing our attractiveness to advertisers and sponsors. Since we operate in a highly competitive market, brand maintenance and enhancement directly affect our ability to maintain and enhance our market position.

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

In addition, any negative publicity in relation to our league tournaments or competitions, or operations, regardless of its veracity, could harm our brands and reputation. Negative publicity or public complaints from gamers and creators may harm our reputation, and if complaints against us are not addressed to their satisfaction, our reputation and our market position could be significantly harmed, which may materially and adversely affect our business, results of operations and prospects.

Negative gamer perceptions about our brand, gaming platform, amateur city leagues, tournaments or competitions and/or business practices may damage our business and increase the costs incurred in addressing gamer concerns.

Esports gamer expectations regarding the quality, performance and integrity of our amateur city league tournaments and competitions are high. Esports gamers and creators may be critical of our brand, gaming platform, amateur city leagues, tournaments or competitions and/or business practices for a wide variety of reasons. These negative gamer reactions may not be foreseeable or within our control to manage effectively, including perceptions about gameplay fairness, negative gamer reactions to game content via social media or other outlets, components and services, or objections to certain of our business practices. Negative gamer sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our amateur city leagues, tournaments or competition may suffer.

Rapid technology changes in the esports gaming market require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in the esports gaming market. We have invested, and in the future may invest, in new business strategies including a direct to consumer model, technologies, products, or games or first-tier game titles to continue to persistently engage the amateur gamer and deliver the best online and in person gaming experience. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the features that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology, or develop amateur city leagues, tournaments or competitions that become popular with gamers and creators, which could adversely affect our financial results. It may take significant time and resources to shift our focus to such technologies, putting us at a competitive disadvantage.

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

We continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure, including third party cloud hosting and broadband, provided by third party business partners to support the in person and online functionality of our gaming platform. These business partners are also subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. Both our partners and we have implemented certain systems and processes to guard against cyber risks and to help protect our data and systems. However, the techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage our networks and gaming platform change frequently and often are not detected. Our systems and processes, and the systems and processes of our third-party business partners, may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our gaming platform, degrade the gamer experience, cause gamers and creators to lose confidence in our gaming platform and cease utilizing it, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

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

Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is averse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and creators and revenue.

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

If any of our executive officers and key employees terminates their services with us, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel. If any of our executive officers or key employees joins a competitor or forms a competing company, we may lose gamers and creators, know-how and key professionals and staff members. Certain of our executive officers and key employees have entered into a non-solicitation and non-competition agreements with us. However, certain provisions under the non-solicitation and non-competition agreement may be deemed legally invalid or unenforceable. If any dispute arises between our executive officers and us, we cannot assure you that we would be able to enforce these non-compete agreements.

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

Regulatory and Legal Risk Factors

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings and adversely affect our operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, tax legislation was signed into law that contained many significant changes to the U.S. tax laws. The new legislation reduced the corporate income tax rate from 34% to 21% effective January 1, 2018, resulting in our deferred income tax assets and liabilities, including NOLs, to be measured using the new rate as reflected in the valuation of these assets as of December 31, 2017. As a result, the value of our deferred tax assets decreased by approximately $4.3 million and the related valuation allowance has been reduced by the same amount. Our analysis and interpretation of this legislation is ongoing. Given the full valuation allowance provided for net deferred tax assets for the periods presented herein, the change in tax law did not have a material impact on our financial statements provided herein. There may, however, be additional tax impacts identified in subsequent fiscal periods in accordance with subsequent interpretive guidance issued by the SEC or the Internal Revenue Service. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded in the financial statements included herein for tax attributes that are incomplete or subject to change.

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

Our interactive live streaming platform enables gamers and creators to exchange information and engage in various other online activities. Although we require our gamers and creators to register their real name, we do not require user identifications used and displayed during gameplay to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our gamers and creators. In addition, because a majority of the communications on our online and in person gaming platform is conducted in real time, we are unable to examine the content generated by gamers and creators before they are posted or streamed. Therefore, it is possible that gamers and creators may engage in illegal, obscene or incendiary conversations or activities, including publishing of inappropriate or illegal content that may be deemed unlawful. If any content on our platform is deemed illegal, obscene or incendiary, or if appropriate licenses and third-party consents have not been obtained, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, other unlawful activities or other theories and claims based on the nature and content of the information delivered on or otherwise accessed through our platform. Moreover, the costs of compliance may continue to increase when more content is made available on our platform as a result of our growing base of gamers and creators, which may adversely affect our results of operations.

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

In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing interactive entertainment software products and services, such as those offered on our gaming platform or that we would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery to gamers and creators may be precluded by existing patents that we are unable to license on reasonable terms.

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

Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our registered trademark or pending trademarks, brands or websites, or misappropriate our data and copy our gaming platform, all of which could cause confusion, divert gamers and creators away from our gaming platform and league tournaments, or harm our reputation.

Competitors and other third parties may purchase (i) trademarks that are similar to our trademarks and (ii) keywords that are confusingly similar to our brands or websites in Internet search engine advertising programs and in the header and text of the resulting sponsored links or advertisements in order to divert gamers and creators from us to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential gamers and creators away from our gaming platform to competing, irrelevant or potentially offensive platforms, which could harm our reputation and cause us to lose revenue.

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

Our interactive live streaming platform enables gamers and creators to exchange information and engage in various other online activities. Although we require our gamers and creators to register their real name, we do not require user identifications used and displayed during gameplay to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our gamers and creators. In addition, because a majority of the communications on our online and in person gaming platform is conducted in real time, we are unable to examine the content generated by gamers and creators before they are posted or streamed. Therefore, it is possible that gamers and creators may engage in illegal, obscene or incendiary conversations or activities, including publishing of inappropriate or illegal content that may be deemed unlawful. If any content on our platform is deemed illegal, obscene or incendiary, or if appropriate licenses and third-party consents have not been obtained, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, other unlawful activities or other theories and claims based on the nature and content of the information delivered on or otherwise accessed through our platform. Moreover, the costs of compliance may continue to increase when more content is made available on our platform as a result of our growing base of gamers and creators, which may adversely affect our results of operations.

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

Governance Risks and Risks Related to our Common Stock

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the year ended December 31, 2020 and 2019, we recorded share-based compensation expense of $2.0 million and $6.2 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

We believe the granting of share incentive awards is important to our ability to attract and retain employees, and we will continue to grant share incentive awards to employees in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We leased office space under an operating lease agreement which expired on May 31, 2017, and was amended to a month-to-month basis lease. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of December 31, 2020 we maintain approximately 1650 square feet of office space in Santa Monica, CA, on a month-to-month basis, at $5,197 per month.

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

Shown below is the range of high and low sales prices for our common stock for the periods indicated as reported by the Nasdaq Capital Market. Our common stock began trading on the Nasdaq Capital Market on February 27, 2019, and the following table reflects the high and low sales prices for our common stock subsequent to that date:

	High	Low
Fiscal Year Ending December 31, 2020
First quarter ending March 31, 2020	$5.45	$1.82
Second quarter ending June 30, 2020	$6.50	$2.07
Third quarter ending September 30, 2020	$3.63	$1.76
Fourth quarter ending December 31, 2020	$3.90	$1.66

	High	Low
Fiscal Year Ending December 31, 2019
First quarter ending March 31, 2019 (beginning February 27, 2019)	$9.73	$6.27
Second quarter ending June 30, 2019	$9.28	$6.05
Third quarter ending September 30, 2019	$8.75	$3.90
Fourth quarter ending December 31, 2019	$4.99	$1.85

As of March 1, 2021, we had 147 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Equity Securities

Conversion of Convertible Debt. On February 27, 2019, we completed our initial public offering of shares of common stock, as described below. Concurrent with the closing of the initial public offering on February 27, 2019, in accordance with the underlying convertible debt agreements, all outstanding principal and interest of the 9.00% convertible notes outstanding, totaling $13,793,000, was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35.

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

Use of Proceeds from Sales of Registered Securities

In August 2020, the Company issued 4,540,541 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $7.6 million, after deducting placement agent fees of $588,000 and other offering expenses totaling $180,000. The offering was conducted pursuant to the Company’s effective Registration Statements on Form S-1 (File No. 333-248248), and a related registration statement filed pursuant to Rule 462(b) under the Securities Act. In addition, pursuant to the terms of the related underwriting agreement, the Company granted to the underwriter a 30-day over-allotment option to purchase up to an additional 681,081 Shares at the same public offering price per share, less discounts and commissions, which was partially exercised in September 2020, resulting in the issuance of 448,440 shares and net proceeds of $771,000, after deducting placement agent fees of $58,000. The net proceeds from this offering were for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. Net proceeds from this offering were also intended to be available for acquisitions of, or investments in, technologies, solutions or businesses that may complement our business and or accelerate our growth.

In May 2020, the Company issued 1,825,000 shares of common stock at a price of $3.50 per share, raising aggregate net proceeds of approximately $6.0 million, after deducting placement agent fees of $319,000 and other offering expenses totaling $116,000, pursuant to a registered direct offering. The net proceeds from this offering were for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. Net proceeds from this offering were also intended to be available for acquisitions of, or investments in, technologies, solutions or businesses that may complement our business and or accelerate our growth.

On February 27, 2019 (the “IPO Closing Date”), Super League completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which an aggregate of 2,272,727 shares were offered and sold at a public offering price of $11.00 per share, resulting in net proceeds of $22,458,000 after deducting underwriting discounts, commissions and offering costs of $2,542,000.The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. The net proceeds received from the IPO were for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. Net proceeds from out IPO were also eligible for use in connection with the strategic acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development depended on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors.

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

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected financial data as of and for the years ended December 31, 2020 (“fiscal year 2020”) and 2019 (“fiscal year 2019”), set forth below, from our audited financial statements included elsewhere herein, and should be read in conjunction with those audited financial statements and related notes thereto, as well as the information found under the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Our historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year
	2020	2019
Statement of Operations Data:
Revenues	$2,064,000	$1,084,000
Cost of revenues	856,000	513,000
Gross profit	1,208,000	571,000

Operating expenses:
Sales, marketing and advertising	5,403,000	4,488,000
Technology platform and infrastructure	6,647,000	4,915,000
General and administrative	7,901,000	11,938,000
Total operating expense	19,951,000	21,341,000
Loss from operations	(18,743,000)	(20,770,000)

Other income (expense), net	11,000	(9,909,000)
Net loss	$(18,732,000)	$(30,679,000)

Net loss per share:
Basic and diluted	$(1.64)	$(3.89)
Weighted average common shares used to compute net loss per share:
Basic and diluted(1)	11,430,057	7,894,326
   _______________

(1) All share and per share data has been retrospectively adjusted to reflect the one-for-three Reverse Stock Split, which was effected on February 8, 2019.

	As of December 31,
	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$7,942,000	$8,442,000
Accounts receivable	588,000	293,000
Prepaid expenses and other current assets	837,000	924,000
Property and equipment, net	138,000	239,000
Intangible and other assets, net	1,907,000	1,984,000
Goodwill	2,565,000	2,565,000
Accounts payable, accrued expenses and deferred revenue	1,829,000	1,004,000
Long-term note payable	1,208,000	-
Total stockholders’ equity	13,977,000	13,443,000
____________________________

Factors Affecting Comparability:

●
Long-Term Note Payable. On May 4, 2020, the Company entered into a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) resulting in net proceeds of $1,200,047 pursuant to the Paycheck Protection Program enacted by Congress under the CARES Act administered by the SBA. Refer to “Liquidity and Capital Resources” below.

●
Noncash Stock Compensation Expense. Noncash stock-based compensation expense for the periods presented was comprised of the following:

	Fiscal Year
	2020	2019

Sales, marketing and advertising	$849,000	$635,000
Technology platform and infrastructure	254,000	129,000
General and administrative	901,000	5,453,000
Total noncash stock compensation expense	$2,004,000	$6,217,000

Noncash stock compensation expense in fiscal year 2019 included expense resulting from certain performance-based options and warrants granted in 2018, which vested upon the achievement of certain performance-based milestones. Performance-based milestones included the completion of our IPO in February 2019 and other operational performance targets. During fiscal year 2019, 325,000 of performance-based stock options and warrants vested, resulting in noncash stock compensation expense of $2,766,000. Refer to Note 8 to the financial statements included elsewhere herein.

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

General

Super League Gaming is a leading gaming community and content platform that gives everyday gamers and creators multiple ways to connect and engage with others while enjoying the video games they love. Powered by patented, proprietary technology systems, Super League offers players the ability to create gameplay-driven experiences they can share with friends, the opportunity to watch live streaming broadcasts and gameplay highlights across digital and social channels, and the chance to compete in events and challenges designed to celebrate victories and achievements across multiple skill levels. With gameplay and content offerings featuring more than a dozen of the top video game titles in the world, Super League is building a broadly inclusive, global brand at the intersection of gaming, experiences and entertainment. Whether to access its expanding direct audience of young gamers, creators and esports players, or to leverage the company’s remote video production division, Virtualis Studios, third parties ranging from consumer brands, video game publishers, professional esports teams, traditional sports organizations, video content producers, and more, are turning to Super League to provide integrated solutions that drive business growth.

Executive Summary

We believe Super League is on the leading edge of the rapidly growing competitive video gaming industry, which has become an established and vital part of the entertainment landscape. We believe there is a significant opportunity for the world of mainstream competitive players and creators who want their own esports and entertainment experience. These players and creators enjoy the competition, the social interaction and community, and the entertainment value associated with playing, creating and watching others play.

Super League is a critically important component in providing the infrastructure for mainstream competitive video gaming content and gameplay, that is synergistic and accretive to the greater esports ecosystem. Over the past five years, we believe we have become the preeminent brand for gamers by providing a proprietary software platform that allows them to create, compete, socialize and spectate gameplay and entertainment, both physically and digitally online. Our creator and player platform generates a significant amount of derivative gameplay content for further syndication beyond our own digital channels.

The fundamental driver of our business model and monetization strategy is creating deep community engagement through our highly personalized experiences that, when coupled with the critical mass of our large digital audiences, provides the depth and volume for premium content and offer monetization differentiated from a more traditional, commoditized advertising model. The combination of our physical venue network and digital programming channels, with Super League’s cloud-based, digital products platform technology at the hub, creates the opportunity for not just a share of the player’s wallet, but also the advertiser’s wallet. We do this by offering brand sponsors and advertisers a premium marketing channel to reach elusive Generation Z and Millennial gamers and creators and offering players ways to access exclusive tournaments and programming.

During fiscal year 2020, management continued to focus on monetization with respect to our three primary revenue streams: (1) advertising revenues, (2) content revenues, and (3) direct to consumer revenues. In addition to the significant strong KPI performance described below, we: (i) continued our focus on our premium advertising model for future monetization of our rapidly growing premium advertising inventory, invested in the expansion of our in-house direct sales team to facilitate delivery, and increased revenues generated from programmatic display and video advertising units; (ii) focused on our swift pivot to accelerate the monetization of our original and user generated content library and remote production and broadcast capabilities, which emerged as a significant component of revenue in 2020; (iii) continued to focus on monetization of the gamer and creator through direct-to-consumer offers, including increases in sales of digital goods, primarily with our Minehut digital property, and the launch of the early stages of a micro-transaction marketplace; and, (iv) began to unlock new ways that our content production technology can extend beyond esports into traditional sports and other entertainment formats representing revenue growth opportunities in future periods. We expect to continue to grow our adverting pipeline across various verticals with the capability to provide brands and advertisers with targeted, high quality integrations that warrant premium costs per impressions (“CPM”) advertising rates.

Super League Gaming experienced its strongest period of audience growth during the challenging time of the COVID-19 pandemic, marked by the reaching of a key 2020 milestone in July 2020; reaching one billion video views and impressions. This key milestone at the time, represented more than a 700% increase over the full fiscal year of 2019, during which we achieved a total of 120 million views. More importantly, as of the end of 2020 we generated a total of 2.0 billion views and impressions.

The ability to generate over one billion views year to date in July 2020, on our way to over two billion views for fiscal 2020, was a key proof point of not only the compelling attractiveness of our content, but also to the variety we are able to offer. We have established ourselves as a leading publisher of user generated gaming highlights on Snapchat and within our Framerate social video network. During 2020, we expanded to nine gameplay highlights channels across Instagram and Tik Tok, produced three original series on InstagramTV, and produced seven original shows on Snapchat that, all together, delivered on average more than 169.0 million video views per month.

During the fiscal year 2020, we experienced a significant increase in registered users, gamer and creator engagement, and gameplay hours across all of our platforms. We believe a driver of the increase was, to a certain extent, the general period of social distancing and mandatory shelter in place orders stemming from the COVID-19 pandemic, during which passionate video gamers and creators around the world sought a competitive outlet, seeking to connect with others around the games they love and turned to esports and entertainment and other online gaming communities to fill the void. We also believe that a driver of the increase is the fact that esports and entertainment is mainstream, which was the case prior to COVID-19, and we expect this trend to continue subsequent to the COVID-19 pandemic. These increases are accelerating our growth plans, and are increasing our opportunities for monetization.

Our video content business is also accelerating on an additional path through the advancement of our proprietary, cloud-based, live content capture and broadcast system, which includes patented technology and fully remote, innovative workflows operated by SuperLeagueTV, our completely virtual studio. Endemic and non-endemic brands and partners have sought out Super League to provide premium, TV-quality production services across a multitude of live streamed events. During 2020, within gaming alone, broadcasts have spanned an impressive mix of game titles including Minecraft, APEX Legends, NBA2K, PUBG Mobile, the World Golf Tour and more.

In connection with the advancement of our content capture and broadcast system, in December 2020 we announced the launch of Virtualis Studios, our fully virtual production studio providing proprietary, state-of-the-art, scalable solutions for video, television, and branded content. We believe that production companies in need of experienced teams with a deep understanding of remote production technologies and systems can rely on Virtualis Studios’ expertise, developed through years of broadcasting multi-location esports events. Whether for the creation and broadcast of premium content, or for monitoring productions from remote locations, Virtualis Studios supports a broad spectrum of critical needs in today’s production environment. Born from cloud-based esports broadcast solutions designed to enable thousands of simultaneous gameplay and player cam feeds to be live streamed across dozens of endpoints, Virtualis Studios specializes in integrating multiple technology solutions to ensure any given project can be produced and monitored successfully on a partially or fully-remote basis. The proprietary infrastructure already supports multiple, concurrent virtual control rooms that are fully operational at any given time, with limitless scalability compared to what is possible within a physical studio and on-site control room.

In response to the COVID-19 pandemic and the related uncertainty, advertisers and sponsors across the board inevitably paused to reset their marketing strategies, and as a result, all companies with business models that include sponsorship and advertising revenues felt the impact of the pause in advertising spend industry-wide. In addition, as a result of COVID-19, we also felt the impact of the deferral of some of the programs in our pipeline and related revenues to future periods. We did not experience any cancellations of existing programs. The majority of our gameplay hours and other engagement occurs digitally, online, so while our “in real life” gaming is a premium and important aspect of our brand, the shift away from retail locations is not expected to have a significant impact on our overall business model over time, which is largely digitally focused.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for a significant portion of fiscal year 2020, we reported significant quarter over quarter growth in revenues in the second half of fiscal 2020 and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party user generated content in future periods, as we continue to expand our advertising inventory, viewership and related sales activities.

Key Performance Indicators.

The KPIs driving our business model are related to scalable offers across our digital and physical footprint of gaming-centric offers and entertainment. We focus and report on three key performance indicators (“KPIs”), as outlined below, to assess our progress and drive revenue growth, which is also a key performance indicator. As December 31, 2020, we continued to see strong growth in our leading key performance indicators, as follows:

●
Views and Impressions: We generated 2.0 billion views and impressions during fiscal year 2020, compared to our full-year 2019 views of 120.0 million, representing an approximately 17 times, or approximately 1600% increase over full year 2019 views. This continued growth in views results in the exponential growth of our total and monetizable advertising inventory, which can increase the number of brands and advertisers attracted to our audience and platform.

●
Registered Users: During fiscal year 2020, we increased our registered users by approximately three times, or 200%, to 2.9 million registered users. We ended fiscal 2019 with approximately 980,000 registered users. We believe that continuing our trend of significant year over year increases in registered users introduces more gamers and creators into our customer funnel, from whom we can gather higher volumes of quality user generated content and convert into subscribers and/or upsell into other paid offers.

●
Engagement Hours: During fiscal year 2020, including our live gaming experiences and our expanding digital gameplay channels, we generated approximately 72.2 million hours of gameplay and other engagement, as compared to approximately 15.0 million full year 2019 gameplay and other engagement hours, an increase of approximately 5 times, or 381%. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

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

Notwithstanding the growth in revenues and in user engagement metrics discussed herein, the broader impact of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remains uncertain. The COVID-19 pandemic may continue to impact our revenue and revenue growth in future periods, and is likely to continue to adversely impact certain aspects of our business and our partners, including advertising demand, retail expansion plans and our in-person esports experiences. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Recent Developments

On March 9, 2021, we entered into an Agreement and Plan of Merger (the “MC Merger Agreement”) by and among Mobcrush Streaming, Inc. (“Mobcrush”), Super League Gaming, Inc., and SLG Merger Sub II, Inc., a wholly-owned subsidiary of Super League (“Merger Co”). The MC Merger Agreement provides for the acquisition of Mobcrush by us pursuant to the merger of Merger Co with and into Mobcrush, with Mobcrush as the surviving corporation (the “Merger”). Upon completion of the Merger, Mobcrush will be a wholly-owned subsidiary of Super League Gaming, Inc.

In accordance with the terms and subject to the conditions of the MC Merger Agreement: (A) each outstanding share of Mobcrush common stock ("Mobcrush Common Stock") and Mobcrush preferred stock ("Mobcrush Preferred Stock", and with the Mobcrush Common Stock, the "Mobcrush Stock") (other than dissenting shares) will be canceled and converted into the right to receive (i) 0.528 shares of Super League’s common stock ("Company Common Stock"), as determined in the MC Merger Agreement (the “Share Conversion Ratio”), and (ii) any cash in lieu of fractional shares of common stock otherwise issuable under the MC Merger Agreement (the "Merger Consideration"); (B) vested options of Mobcrush will be assumed by Mobcrush and converted into comparable options that are exercisable for shares of Company Common Stock, with a value determined in accordance with the Share Conversion Ratio; and (C) unvested options of Mobcrush will either be (i) assumed by Super League and converted into comparable options that are exercisable for shares of Company Common Stock, with a value as determined by us and Mobcrush prior to the closing of the Merger, or (ii) terminated and re-issued as options that are exercisable for shares of Company Common Stock with a value as determined by us and Mobcrush prior to the closing of the Merger. Subject to certain adjustments and other terms and conditions more specifically set forth in the MC Merger Agreement, we will be issuing 12,582,204 shares of the Company’s Common Stock as the Merger Consideration. The MC Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type.

The obligations of Super League and Mobcrush to consummate the Merger are subject to certain closing conditions, including, but not limited to, (i) the approval of Mobcrush's and our shareholders, (ii) Mobcrush and our reaching an agreement as to the treatment of Mobcrush's unvested options exercisable for shares of Mobcrush Common Stock, (iii) receipt of any necessary regulatory approvals, (iv) the execution and delivery of the Support Agreements by the Voting Stockholders, and (v) the execution and delivery of the Registration Rights Agreement.

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

Transaction prices are based on the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, if any. We consider the explicit terms of the revenue contract, which are typically written and executed by the parties, our customary business practices, the nature, timing, and the amount of consideration promised by a customer, in connection with determining the transaction price for our revenue arrangements.

We generate revenues from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and entertainment content for our own network of digital channels and media and entertainment partner channels and (iii) direct to consumer offers including digital subscriptions, digital goods, gameplay access fees and merchandise sales.

Revenue billed or collected in advance is recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied.

Advertising and Sponsorships:

Advertising revenue primarily consists of direct sales activity along with sales of programmatic display and video advertising units to third-party advertisers and exchanges. Advertising arrangements typically include contract terms for time periods ranging from several days to several weeks in length.

For advertising arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter term advertising arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Sponsorship revenue arrangements may include: exclusive or non-exclusive title sponsorships, marketing benefits, official product status exclusivity, product visibly and additional infrastructure placement, social media rights, rights to on-screen activations and promotions, display material rights, media rights, hospitality and tickets and merchandising rights. Sponsorship revenues also include revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels. Sponsorship arrangements typically include contract terms for time periods ranging from several weeks or months to terms of twelve months in length.

For sponsorship arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the agreement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Payments are typically due from customers during the term of the arrangement.

Revenue from sponsorship arrangements for one-off branded experiences and/or the development of content tailored specifically for our partners’ distribution channels that provide for a contractual delivery or performance date, is recognized at a point in time, when performance is substantially complete and or delivery occurs.

Content:

Content related revenues are generated in connection with our curation and distribution of esports and entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

For content arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter term content sales arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Direct to Consumer:

Direct to consumer revenues primarily consist of digital subscription fees, digital goods, gameplay access fees and merchandise sales. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

We make estimates and judgments when determining whether we will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. We assess the collectability of receivables based on several factors, including past transaction history and the creditworthiness of our customers. If it is determined that collection is not reasonably assured, amounts due are recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. Management’s estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine each parties rights regarding the goods or services to be transferred, each parties performance obligations, whether performance obligations are satisfied at a point in time or over time, estimates of completion methodologies, the timing of satisfaction of performance obligations, and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding revenue arrangements in any specific period, our periodic financial results may be materially affected.

Stock-Based Compensation Expense

Compensation expense for stock-based awards is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, typically on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award), which is generally two to four years. Compensation expense for awards with performance conditions that affect vesting is recorded only for those awards expected to vest or when the performance criteria are met. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of stock option and common stock purchase warrant awards is estimated on the date of grant utilizing the Black-Scholes-Merton option pricing model. We account for forfeitures of awards as they occur.

Grants of equity-based awards (including warrants) to non-employees in exchange for consulting or other services are accounted for using the grant date fair value of the equity instruments issued.

Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, determination of grant dates, future employee stock option exercise behavior, estimates of probabilities of vesting and requisite service periods.

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

Results of Operations

The following table sets forth a summary of our statements of operations for the years ended December 31, 2020 and 2019:

	Fiscal Year
	2020	2019
REVENUES	$2,064,000	$1,084,000
COST OF REVENUES	856,000	513,000
GROSS PROFIT	1,208,000	571,000

OPERATING EXPENSES
Selling, marketing and advertising	5,403,000	4,488,000
Technology platform and infrastructure	6,647,000	4,915,000
General and administrative	7,901,000	11,938,000
Total operating expenses	19,951,000	21,341,000

NET LOSS FROM OPERATIONS	(18,743,000)	(20,770,000)

OTHER INCOME (EXPENSE), NET	11,000	(9,909,000)

NET LOSS	$(18,732,000)	$(30,679,000)

Comparison of the Results of Operations for Fiscal Years 2020 and 2019

Revenue

	Fiscal Year
	2020	2019	$ Change	% Change
Advertising and sponsorships	$1,170,000	$1,019,000	$151,000	15%
Content	735,000	32,000	703,000	+300%
Direct to consumer	159,000	33,000	126,000	+300%
	$2,064,000	$1,084,000	$980,000	90%

Revenues for fiscal year 2020 increased $980,000 or 90%, compared to fiscal year 2019. For fiscal year 2020 and 2019, four customers accounted for 49% and five customers accounted for 69% of revenue, respectively.

The increase in revenues primarily reflects significant increases in advertising on our owned and operated digital channels and content sales revenues, compared to the prior year, reflecting our continued focus on the monetization of our increasing premium advertising inventory and esports and entertainment content. The increase was partially offset by a decrease in traditional sponsorship revenues due to the industry wide pause in sponsorship spending and resetting of marketing strategies by brand and sponsors in connection with the uncertainty caused by the COVID-19 pandemic in 2020.

Advertising and sponsorship revenues for fiscal year 2020 increased $151,000, or 15%, and included revenues from advertising campaigns with Netflix, Inc., or Netflix, in connection with Netflix’s “The Sleepover” movie release, and with Disney+ in connection with their animated musical comedy series Phineas and Ferb. The change reflects an increase in advertising revenues of $502,000, or approximately seven times the fiscal year 2019 level, primarily related to direct sales and programmatic display and video advertising within our Minecraft related digital property, Minehut. Traditional sponsorship revenues decreased $351,000, or 37%, due to the impacts of the COVID-19 pandemic described earlier. The increase in advertising revenues more than offset the decrease in traditional sponsorship revenues.

Content related revenues increased to $703,000, or greater than 300% in fiscal year 2020, as compared to $32,000 in fiscal year 2019. The increase was primarily driven by an increase in sales of our proprietary and user generated content, primarily with Snap Inc., and Cox Media, and live stream broadcast related content sales activities with Topgolf and GenG during fiscal year 2020.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for a significant portion of fiscal year 2020, we reported significant quarter over quarter growth in total revenues in the second half of fiscal 2020 and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and user generated content in future periods, as we continue to expand our premium advertising inventory, viewership and related sales activities.

Direct to consumer revenues were primarily comprised of revenues generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community. Direct to consumer revenues for fiscal year 2020 increased $126,000, or greater than 300%, compared to fiscal year 2019. The increase in direct to consumer revenues reflects our continued focus on the acceleration of our direct to consumer monetization.

Cost of Revenue

	Fiscal Year
	2020	2019	$ Change	% Change
Cost of revenue	$856,000	$513,000	$343,000	67%

Cost of revenue for fiscal year 2020 increased $343,000, or 67% compared to fiscal year 2019, as compared to the 90% increase in related revenues for the same periods. The less than proportionate increase in cost of revenue was driven by a significant increase in lower cost advertising and third party content sales revenues in fiscal year 2020. In addition, as a result of the various shelter in place orders in connection with the global response to the COVID-19 pandemic, we reduced our physical / in-person gaming activities during fiscal year 2020, which typically have higher direct cost profiles, which to a lesser extent, also contributed to the less than proportionate increase in cost of revenue for the periods presented.

Cost of revenues fluctuate period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, and advertising and content sales activities occurring each period.

Operating Expenses

	Fiscal Year
	2020	2019	$ Change	% Change
Selling, marketing and advertising	$5,403,000	$4,488,000	$915,000	20%
Technology platform and infrastructure	6,647,000	4,915,000	1,732,000	35%
General and administrative	7,901,000	11,938,000	(4,037,000)	(34)%
Total operating expenses	$19,951,000	$21,341,000	$(1,390,000)	(7)%

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Fiscal Year
	2020	2019	$ Change	% Change
Selling, marketing and advertising	$849,000	$635,000	$214,000	34%
Technology platform and infrastructure	254,000	129,000	125,000	97%
General and administrative	901,000	5,453,000	(4,552,000)	(83)%
Total operating expenses	$2,004,000	$6,217,000	$(4,213,000)	(68)%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense for fiscal year 2020 was primarily due to an increase in personnel costs, including noncash stock compensation, associated with the increase in our in-house direct sales force focused on the monetization of our increasing premium advertising inventory and audience across our digital properties. The increase was partially offset by a reduction in marketing costs related to our traditional physical / in-person activities due to the impact of the COVID-19 pandemic on physical / in-person activities.

Technology Platform and Infrastructure. Technology platform and infrastructure costs include (i) allocated personnel costs, including salaries, noncash stock compensation, taxes and benefits related to our internal software developers and engineers, employed by Super League, engaged in the operation, maintenance, management, administration, testing, development and enhancement of our proprietary gaming and content technology platform, (ii) third-party contract software development and engineering resources engaged in developing and enhancing our proprietary gaming and content technology platform, (iii) the amortization of capitalized internal use software costs, and (iv) technology platform related cloud services, broadband and other technology platform costs. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life. The increase in technology platform and infrastructure costs for fiscal year 2020 primarily reflects an increase in cloud services and other technology platform costs totaling $1,592,000, which primarily reflects the impact of the surge in engagement across our digital properties as described earlier, quarterly fees paid to a third party under a licenses and rights agreement, as amended, totaling $175,000, and the acceleration of amortization related to the termination of certain rights and licenses in connection with amendments to our arrangement with a third party, totaling $413,000, as described at Note 4 to our financial statements elsewhere herein. The increase in technology platform and infrastructure costs was partially offset by a decrease in broadband costs totaling $268,000 for fiscal year 2020, as compared to fiscal year 2019.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Fiscal Year
	2020	2019	$ Change	% Change
Personnel costs	$2,454,000	$2,436,000	$18,000	1%
Office and facilities	247,000	403,000	(156,000)	(39)%
Professional fees	704,000	842,000	(138,000)	(16)%
Stock-based compensation	901,000	5,453,000	(4,552,000)	(83)%
Depreciation and amortization	229,000	436,000	(207,000)	(-47)%
Other	3,366,000	2,368,000	998,000	42%
Total general and administrative expense	$7,901,000	$11,938,000	$(4,037,000)	(34)%

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

●
Professional fees expense decreased primarily due to a reduction in IPO and acquisition related professional fees in fiscal year 2020.

●
Noncash stock compensation expense included in general and administrative expense decreased 83%, primarily due to certain performance options and warrants previously granted to certain executives, which vested upon the achievement of certain performance-based milestones in fiscal year 2019. Performance targets included the completion of our IPO in February 2019 and other 2019 operational performance targets. During fiscal year 2019, approximately 300,000 of performance-based stock options and warrants vested with grant date fair values ranging from $8.28 to $8.50, resulting in noncash stock compensation expense of $2,617,000. The decrease also reflects a reduction of the average fair value of options and restricted shares expensed in fiscal year 2020 to approximately $3.34, from approximately $8.34 for fiscal year 2019.

●
Depreciation and amortization expense decreased due primarily to a decrease in scheduled amortization related to fully depreciated assets with useful lives that expired during fiscal 2020 or prior, and the acceleration of depreciation related to certain networking and related equipment disposed of during fiscal 2019.

●
Other general and administrative expenses increased primarily due to an increase in public company related directors and officer's (“D&O”) insurance premiums and a full fiscal year of D&O insurance and other public company costs, partially offset by a decrease in travel related expenses due to the COVID-19 pandemic.

Other Income (expense)

Other income (expense), net, for fiscal year 2020 and 2019, was $11,000 and ($9,909,000), respectively. Other income and expense, net for fiscal year 2019 was primarily comprised of interest expense related to convertible notes outstanding as of the IPO Closing Date, as follows:

	Fiscal Year
	2020	2019	$ Change	% Change
Accretion of discount on convertible notes	$-	$2,475,000	$(2,475,000)	(100)%
Accrued interest expense on convertible notes	-	187,000	(187,000)	(100)%
Accretion of convertible note issuance costs	-	209,000	(209,000)	(100)%
Beneficial conversion feature	-	7,067,000	(7,067,000)	(100)%
Total interest expense	$-	$9,938,000	$(9,938,000)	(100)%

Interest Expense. Interest expense for fiscal year 2019 primarily relates to the issuance of 9.00% secured convertible promissory notes, commencing in February 2018 through August 2018, as described below under Liquidity and Capital Resources. Principal and interest as of February 27, 2019, the IPO Closing Date totaled $13,793,000. Concurrent with the closing of the IPO on February 27, 2019, in accordance with the related agreements, all outstanding principal and interest for the 9.00% convertible notes outstanding was automatically converted into 1,475,164 shares of the Company’s common stock at a conversion price of $9.35. As a result of the automatic conversion of the 2018 Notes (defined below) and the application of conversion accounting, the Company recorded an immediate charge to interest expense of $1,384,000, representing the write-off of the unamortized balance of debt discounts associated with the 2018 warrants and cash commissions and warrants issued to third parties. Unamortized debt discounts at December 31, 2018 totaled $2,684,000, respectively.

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

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $7.9 million and $8.4 million at December 31, 2020 and 2019, respectively.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities, including our IPO, and proceeds received from the issuance of convertible debt (2018 and prior), as described elsewhere herein. Our management believes that our cash balances will be sufficient to meet our cash requirements through at least March 2022. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the heading “Risk Factors” included in Part I, Item 1A of this Report.

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

Recent Activities

As described above, on March 9, 2021, we entered into the MC Merger Agreement by and among Mobcrush, Super League Gaming, Inc., and Merger Co. The MC Merger Agreement provides for the acquisition of Mobcrush by us pursuant to the merger of Merger Co with and into Mobcrush, with Mobcrush as the surviving corporation. Upon completion of the Merger, Mobcrush will be a wholly-owned subsidiary of Super League Gaming, Inc. In accordance with the terms and subject to the conditions of the MC Merger Agreement, each outstanding share of Mobcrush Stock will be canceled and converted into the right to receive 0.528 shares of Super League’s common stock, as determined in the MC Merger Agreement. Subject to certain adjustments and other terms and conditions more specifically set forth in the MC Merger Agreement, we will be issuing 12,582,204 shares of our common stock as the merger consideration. The obligations of Super League and Mobcrush to consummate the Merger are subject to certain closing conditions, including, but not limited to the approval of Mobcrush's and our shareholders,

In February 2021, we entered into securities purchase agreements with institutional investors for the registered direct offering of an aggregate of 2,926,830 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.10 per share.  The offering closed on February 11, 2021, and resulted in gross proceeds to the Company of $12.0 million. The shares were offered pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on April 10, 2020 (File No. 333-237626).

In January 2021, we entered into securities purchase agreements with institutional investors for the registered direct offering of an aggregate of 3,076,924 shares of our common stock at a purchase price of $2.60 per share.  The offering closed on January 13, 2021, and resulted in gross proceeds to the Company of $8.0 million. The offering was conducted pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on April 10, 2020 (File No. 333-237626).

Cash Flows for Fiscal Years 2020 and 2019

The following table summarizes the change in cash balances for the periods presented:

	Fiscal Year
	2020	2019

Net cash used in operating activities	$(14,876,000)	$(13,646,000)
Net cash used in investing activities	(1,190,000)	(3,164,000)
Net cash provided by financing activities	15,566,000	22,478,000
(Decrease) increase in cash	(500,000)	5,668,000
Cash and cash equivalents, at beginning of period	8,442,000	2,774,000
Cash and cash equivalents, at end of period	$7,942,000	$8,442,000

Cash Flows from Operating Activities. Net cash used in operating activities during fiscal year 2020 was $14,876,000, which primarily reflected our net GAAP loss for fiscal year 2020 of $18,732,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $3,856,000, which included $2,004,000 of noncash stock compensation charges and depreciation and amortization of $1,368,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course. Net cash used in operating activities during fiscal year 2019 was $13,646,000, which primarily reflected our net GAAP loss of $30,679,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $17,033,000, which included $6,217,000 of noncash stock compensation charges, $2,871,000 of noncash accrued interest and accretion of debt discount, $7,067,0000 of noncash interest expense related to the recognition of the beneficial conversion feature upon the automatic conversion of the 2018 Notes upon close of the IPO, and depreciation and amortization of $862,000. Changes in working capital primarily reflected the impact of the prepayment of increased directors and officer’s insurance premiums in connection with the consummation of our IPO and the settlement of payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Fiscal Year
	2020	2019

Cash paid for acquisition of Framerate, net	$-	$(1,506,000)
Purchase of property and equipment	(9,000)	(73,000)
Capitalization of software development costs	(1,035,000)	(1,079,000)
Acquisition of other intangible and other assets	(146,000)	(506,000)
Net cash used in investing activities	$(1,190,000)	$(3,164,000)

Acquisition of Framerate, Inc. On June 3, 2019, Super League Gaming, Inc. and SLG Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Framerate, Inc., a Delaware corporation (“Framerate”), pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Acquisition”). The Acquisition was consummated on June 6, 2019 when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware (the “Effective Date”). As consideration for the Acquisition, the Company ratably paid and/or issued to the former shareholders of Framerate an aggregate of (i) $1.5 million paid in cash and (ii) $1.0 million paid by the issuance of a total of 134,422 shares of the Company’s common stock, at a price per share of $7.4395 (the “Closing Shares”). The Merger Sub was dissolved subsequent to the consummation of the Acquisition.

In addition to the issuance of the Closing Shares, the Merger Agreement provided for the issuance of up to an additional $980,000 worth of shares of the Company’s common stock at the same price per share as the Closing Shares (the “Earn-Out Shares”) in the event Framerate achieves certain performance-based milestones during the two-year period following the closing of the Acquisition, or June 6, 2021 (the “Earn-Out”). One-half of the Earn-Out Shares are issuable on the one-year anniversary of the Effective Date, and the remaining one-half are issuable on the second anniversary of the Effective Date. In June 2020, we issued an additional 32,936 shares of our common stock to the former shareholders of Framerate in connection with the achievement of certain components of the year-one earn-out related performance milestones.

 Expanded Agreement with Third Party. In September 2019, the Company and a third party entered into an expanded commercial partnership agreement (the “Expanded Agreement”) pursuant to which Super League became the primary consumer-facing brand within the third party’s B2B gaming center software platform. In consideration for the rights granted by the third party to Super League, Super League paid an upfront fee of $340,000. The upfront fee was included as "Licenses" in intangible assets and other assets, net, in the accompanying balance sheet (2019 only) and was being amortized over the initial term of the Expanded Agreement of five years, commencing October 1, 2019.

In April 2020, we amended our arrangement with the third party terminating certain rights and licenses from the prior agreement, as amended, focused on in-person play in gaming centers, and securing other rights and licenses from the third party, focused on online play at home. As a result of the termination of the rights and licenses related to the prior arrangement, the Company accelerated the amortization of the remaining balance related to the prior rights and licenses included in “Licenses” above, totaling $306,000, and certain capitalized internal use software development costs totaling $107,000, which are included in technology platform and infrastructure expense in the accompanying statement of operations for the year ended December 31, 2020.

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Fiscal Year
	2020	2019

Proceeds from issuance of common stock, net of issuance costs	$14,356,000	$22,458,000
Proceeds from notes payable	1,200,000	-
Proceeds from common stock options and purchase warrant exercises	10,000	20,000
Net cash provided by financing activities	$15,566,000	$22,478,000

Equity Financings

In August 2020, the Company issued 4,540,541 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $7.6 million, after deducting placement agent fees of $588,000 and other offering expenses totaling $180,000. The offering was conducted pursuant to the Company’s effective Registration Statements on Form S-1 (File No. 333-248248), and a related registration statement filed pursuant to Rule 462(b) under the Securities Act. In addition, pursuant to the terms of the related underwriting agreement, the Company granted to the underwriter a 30-day over-allotment option to purchase up to an additional 681,081 Shares at the same public offering price per share, less discounts and commissions, which was partially exercised in September 2020, resulting in the issuance of 448,440 shares and net proceeds of $771,000, after deducting placement agent fees of $58,000. The net proceeds from this offering were for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. Net proceeds from this offering were also available for use in connection with the acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth.

In May 2020, the Company issued 1,825,000 shares of common stock at a price of $3.50 per share, raising aggregate net proceeds of approximately $6.0 million, after deducting placement agent fees of $319,000 and other offering expenses totaling $116,000, pursuant to a registered direct offering. The net proceeds are for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. Net proceeds from this offering were also available for use in connection with the acquisition of, or investment in, technologies, solutions or businesses that may complement our business and or accelerate our growth.

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

Contractual Obligations

As of December 31, 2020, except as described below, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. The design of a control system must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

We are an “emerging growth company,” as defined in Rule 405 of the Securities Act and, accordingly, we are not required to provide the attestation report of our independent registered public accounting firm on our internal control over financial reporting required by Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Super League Gaming, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2016.

Irvine, California
March 19, 2021

SUPER LEAGUE GAMING, INC.
BALANCE SHEETS
DECEMBER 31, 2020 and 2019

	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$7,942,000	$8,442,000
Accounts receivable	588,000	293,000
Prepaid expenses and other current assets	837,000	924,000
Total current assets	9,367,000	9,659,000
Property and Equipment, net	138,000	239,000
Intangible and Other Assets, net	1,907,000	1,984,000
Goodwill	2,565,000	2,565,000
Total assets	$13,977,000	$14,447,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,829,000	$853,000
Deferred revenue	-	151,000
Total current liabilities	1,829,000	1,004,000

Long-term note payable	1,208,000	-

Total liabilities	3,037,000	1,004,000

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 15,483,010 and 8,573,922 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	25,000	18,000
Additional paid-in capital	115,459,000	99,237,000
Accumulated deficit	(104,544,000)	(85,812,000)
Total stockholders’ equity	10,940,000	13,443,000

Total liabilities and stockholders’ equity	$13,977,000	$14,447,000

The accompanying notes are an integral part of these financial statements.

SUPER LEAGUE GAMING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	2020	2019

REVENUES	$2,064,000	$1,084,000

COST OF REVENUES	856,000	513,000

GROSS PROFIT	1,208,000	571,000

OPERATING EXPENSES
Selling, marketing and advertising	5,403,000	4,488,000
Technology platform and infrastructure	6,647,000	4,915,000
General and administrative	7,901,000	11,938,000
Total operating expenses	19,951,000	21,341,000

NET OPERATING LOSS	(18,743,000)	(20,770,000)

OTHER INCOME (EXPENSE)
Interest expense	(8,000)	(9,938,000)
Other	19,000	29,000
Total other income (expense)	11,000	(9,909,000)

NET LOSS	$(18,732,000)	$(30,679,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(1.64)	$(3.89)
Weighted-average number of shares outstanding, basic and diluted	11,430,057	7,894,326

The accompanying notes are an integral part of these financial statements.

SUPER LEAGUE GAMING, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
  FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	2020	2019
Common stock (Shares):
Balance, beginning of period	8,573,922	4,610,109
Initial public offering of common stock	-	2,272,727
Issuance of common stock at $3.50 per share	1,825,000	-
Issuance of common stock at $1.85per share	4,988,981
Automatic conversion of convertible debt to common stock	-	1,475,164
Common stock issued for Framerate Acquisition (Note 5)	32,936	134,422
Stock-based compensation	62,171	14,833
Warrant exercises	-	66,667
Balance, end of period	15,483,010	8,573,922

Common stock (Amount):
Balance, beginning of period	$18,000	$14,000
Initial public offering of common stock, net of issuance costs (Note 7)	-	2,000
Issuance of common stock at $3.50 per share, net of issuance costs (Note 7)	2,000	-
Issuance of common stock at $1.85 per share, net of issuance costs (Note 7)	5,000
Automatic conversion of convertible debt to common stock	-	2,000
Balance, end of period	$25,000	$18,000

Additional paid-in-capital:
Balance, beginning of period	$99,237,000	$48,325,000
Initial public offering of common stock, net of issuance costs (Note 7)	-	22,456,000
Issuance of common stock at $3.50 per share, net of issuance costs (Note 7)	5,951,000	-
Issuance of common stock at $1.85 per share, net of issuance costs (Note 7)	8,398,000	-
Automatic conversion of convertible debt to common stock	-	13,791,000
Beneficial conversion feature	-	7,067,000
Common stock issued for Framerate Acquisition (Note 5)	-	1,000,000
Framerate Earn-Out (Note 5)	-	454,000
Stock-based compensation	1,863,000	6,124,000
Stock option and warrant exercises	10,000	20,000
Balance, end of period	$115,459,000	$99,237,000

Accumulated Deficit:
Balance, beginning of period	$(85,812,000)	$(55,133,000)
Net Loss	(18,732,000)	(30,679,000)
Balance, end of period	(104,544,000)	(85,812,000)
Total stockholders’ equity	$10,940,000	$13,443,000

The accompanying notes are an integral part of these financial statements.

SUPER LEAGUE GAMING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,732,000)	$(30,679,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,368,000	862,000
Stock-based compensation	2,004,000	6,217,000
Amortization of discount on convertible notes (Note 6)	-	2,684,000
Beneficial conversion feature (Note 6)	-	7,067,000
In-kind contribution of services	-	-
Changes in assets and liabilities:
Accounts receivable	(295,000)	199,000
Prepaid expenses and other current assets	(55,000)	(329,000)
Accounts payable and accrued expenses	977,000	40,000
Deferred revenue	(151,000)	106,000
Accrued interest on notes payable	8,000	187,000
Net cash used in operating activities	(14,876,000)	(13,646,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Framerate acquisition	-	(1,506,000)
Purchase of property and equipment	(9,000)	(73,000)
Capitalization of software development costs	(1,035,000)	(1,079,000)
Acquisition of other intangible and other assets	(146,000)	(506,000)
Net cash used in investing activities	(1,190,000)	(3,164,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	14,356,000	22,458,000
Proceeds from note payable (Note 6)	1,200,000	-
Proceeds from stock option and warrant exercises	10,000	20,000
Net cash provided by financing activities	15,566,000	22,478,000

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(500,000)	5,668,000

CASH AND CASH EQUIVALENTS – beginning of year	8,442,000	2,774,000

CASH AND CASH EQUIVALENTS – end of year	$7,942,000	$8,442,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Automatic conversion of convertible debt to common stock (Note 6)	$-	$13,793,000
Issuance of common stock for Framerate Acquisition (Note 5)	$245,000	$1,000,000

The accompanying notes are an integral part of these financial statements.

SUPER LEAGUE GAMING, INC.
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a leading gaming community and content platform that gives everyday gamers and creators multiple ways to connect and engage with others while enjoying the video games they love. Powered by patented, proprietary technology systems, Super League offers players the ability to create gameplay-driven experiences they can share with friends, the opportunity to watch live streaming broadcasts and gameplay highlights across digital and social channels, and the chance to compete in events and challenges designed to celebrate victories and achievements across multiple skill levels. With gameplay and content offerings featuring more than a dozen of the top video game titles in the world, Super League is building a broadly inclusive, global brand at the intersection of gaming, experiences and entertainment. Whether to access its expanding direct audience of young gamers, creators and esports players, or to leverage the company’s remote video production division, Virtualis Studios, third parties ranging from consumer brands, video game publishers, professional esports teams, traditional sports organizations, video content producers, and more, are turning to Super League to provide integrated solutions that drive business growth.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of goodwill and intangibles, capitalized internal-use-software costs, the valuation of convertible notes and related common stock purchase warrants (hereinafter, “warrants”), stock-based compensation expense, accounting for business combinations, and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

Transaction prices are based on the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, if any. We consider the explicit terms of the revenue contract, which are typically written and executed by the parties, our customary business practices, the nature, timing, and the amount of consideration promised by a customer in connection with determining the transaction price for our revenue arrangements. Refunds and sales returns historically have not been material.

Super League generates revenues from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and entertainment content for our own network of digital channels and media and entertainment partner channels and (iii) direct to consumer offers including digital subscriptions, digital goods, gameplay access fees and merchandise sales.

Revenue billed or collected in advance is recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied.

Advertising and Sponsorships:

Advertising revenue primarily consists of direct sales activity along with sales of programmatic display and video advertising units to third-party advertisers and exchanges. Advertising arrangements typically include contract terms for time periods ranging from several days to several weeks in length.

For advertising arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter term advertising arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Sponsorship revenue arrangements may include: exclusive or non-exclusive title sponsorships, marketing benefits, official product status exclusivity, product visibly and additional infrastructure placement, social media rights, rights to on-screen activations and promotions, display material rights, media rights, hospitality and tickets and merchandising rights. Sponsorship revenues also include revenues pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels. Sponsorship arrangements typically include contract terms for time periods ranging from several weeks or months to terms of twelve months in length.

For sponsorship arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the agreement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Payments are typically due from customers during the term of the arrangement.

Revenue from sponsorship arrangements for one-off branded experiences and/or the development of content tailored specifically for our partners’ distribution channels that provide for a contractual delivery or performance date, is recognized at a point in time, when performance is substantially complete and or delivery occurs.

Content

Content sales revenue is generated in connection with our curation and distribution of esports and entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

For content arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter term content sales arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Direct to Consumer:

Direct to consumer revenues primarily consist of primarily monthly digital subscription fees, and sales of digital goods and merchandise. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

Revenue was comprised of the following for the periods presented:

	Fiscal Year
	2020	2019
Advertising and sponsorships	$1,170,000,	$1,019,000
Content sales	735,000	32,000
Direct to consumer	159,000	33,000
	$2,064,000	$1,084,000

For the years ended December 31, 2020 and 2019, 55% and 33% of revenues were recognized at a single point in time, and 45% and 67% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including direct labor, creative and broadcast related contract services, talent and influencers, content capture and production services, direct marketing, prizing, platform costs and venue fees.

Advertising

Gaming experience and brand related advertising costs include the cost of ad production, social media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2020 and 2019 were $187,000 and $409,000, respectively, and are included in selling, marketing and advertising expenses in the accompanying statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consisted of investments in AAA rated money market funds for the periods presented.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount, less an estimate made for doubtful accounts, if any. The Company provides an allowance for doubtful accounts for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. Accounts receivable are written off when they are determined to be uncollectible. As of December 31, 2020 and 2019, no allowance for doubtful accounts was considered necessary.

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

Equity Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred financing costs, if any, are included in other current assets in the accompanying balance sheet. For the years ended December 31, 2020 and 2019, financing costs charged against gross proceeds in connection with equity financings totaled $176,000 and $517,000, respectively.

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

Grants of equity-based awards (including warrants) to non-employees in exchange for consulting or other services are accounted for using the grant date fair value of the equity instruments issued.

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

For the years ended December 31, 2020 and 2019, four customers accounted for 49% and five customers accounted for 69% of revenue, respectively. At December 31, 2020, two customers accounted for 39% of accounts receivable. At December 31, 2019, one customer accounted for 70% of accounts receivable. At December 31, 2020, three vendors accounted for 52% of accounts payable. At December 31, 2019, one vendor accounted for 21% of accounts payable.

Segment Information

The Company operates in one segment.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 4,470,000 and 4,117,000 at December 31, 2020 and 2019, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

Under U.S. GAAP, a tax position is a position in a previously filed tax return, or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not thresholds are measured using a probability weighted approach as the largest amount of tax benefit being realized upon settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. Management believes the Company has no uncertain tax positions for the years ended December 31, 2020 and 2019.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2020 and 2019:

	2020	2019

Computer hardware	$3,143,000	$3,141,000
Furniture and fixtures	342,000	334,000
	3,485,000	3,475,000
Less: accumulated depreciation and amortization	(3,347,000)	(3,236,000)
	$138,000	$239,000

Depreciation and amortization expense for property and equipment was $110,000 and $861,000 for the years ended December 31, 2020 and 2019, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following at December 31, 2020 and 2019:

	2020	2019

Capitalized software development costs	$3,291,000	$2,363,000
Licenses	-	340,000
Tradename (Note 5)	189,000	189,000
Domain	68,000	68,000
Copyrights and other	435,000	289,000
	3,983,000	3,249,000
Less: accumulated amortization	(2,076,000)	(1,265,000)
	$1,907,000	$1,984,000

Amortization expense totaled $1,258,000 and $245,000 for the years ended December 31, 2020 and 2019, respectively.

Future amortization expense of intangible and other assets is expected to be as follows:

For the years ending December 31:
2021	$899,000
2022	584,000
2023	271,000
2024	80,000
2025	38,000
Thereafter	35,000
$1,907,000

In September 2019, the Company and a third party entered into an expanded commercial partnership agreement (the “Expanded Agreement”) pursuant to which Super League became the primary consumer-facing brand within the third party’s B2B gaming center software platform. In consideration for the rights granted by the third party to Super League, Super League paid an upfront fee of $340,000 and paid quarterly fees over the term of the Agreement, commencing with the first quarter of 2020, based on predetermined contractual revenue levels. The upfront fee was included as "Licenses" in intangible assets and other assets, net, in the accompanying balance sheet (2019 only) and was being amortized over the initial term of the Expanded Agreement of five years, commencing October 1, 2019.

In April 2020, we amended our arrangement with the third party terminating certain rights and licenses from the prior agreement, as amended, focused on in-person play in gaming centers, and securing other rights and licenses from the third party, focused on online play at home. As a result of the termination of the rights and licenses related to the prior arrangement, the Company accelerated the amortization of the remaining balance related to the prior rights and licenses included in “Licenses” above, totaling $306,000, and certain capitalized internal use software development costs totaling $107,000, which are included in technology platform and infrastructure expense in the accompanying statement of operations for the year ended December 31, 2020.

5.	BUSINESS COMBINATION

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

In addition to the issuance of the Closing Shares, the Merger Agreement provides for the issuance of up to an additional $980,000 worth of shares of the Company’s common stock at the same price per share as the Closing Shares (the “Earn-Out Shares”) in the event Framerate achieves certain performance-based milestones during the two-year period following the closing of the Acquisition, or June 6, 2021 (the “Earn-Out”). One-half of the Earn-Out Shares are issuable on the one-year anniversary of the Effective Date, and the remaining one-half are issuable on the second anniversary of the Effective Date. The fair value of the Earn-Out on the Effective Date was estimated to be $454,000. In June 2020, we issued an additional 32,936 shares of our common stock to the former shareholders of Framerate in connection with the achievement of certain components of the year-one earn-out related performance milestones.

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

The historical balance sheets and statements of operations of Framerate were not material to the Company.

6.	NOTES PAYABLE

Long-Term Note Payable

On May 4, 2020, the Company entered into a potentially forgivable loan from the U.S. Small Business Administration (“SBA”) resulting in net proceeds of $1,200,047 pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the CARES Act administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with a bank (the “Lender”) (the “PPP Loan Agreement”).

The PPP Loan will mature on May 4, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 4, 2020. The PPP Loan accrues interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The Company will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs and other qualifying expenses during the 24-week period following receipt of the loan, provided that the Company maintained its employment and compensation within certain parameters during such period. Any amounts forgiven will not be included in the Company’s taxable income. As specifically intended under the program, the PPP Loan, together with our cost savings initiatives, helped us to continue operations without salary reductions, layoffs or furloughs, during the challenging and uncertain economic environment created by the COVID-19 pandemic.

The PPP Loan is accounted for as a financial liability in accordance with FASB ASC 470, “Debt” and interest is accrued in accordance with the interest method. Additional interest is not imputed at a market rate pursuant to a scope exception for interest rates prescribed by governmental agencies under the applicable guidance.

The proceeds from the PPP Loan are recorded as a long-term liability on the balance sheet until either (1) the loan is, in part or wholly, forgiven and the company has been “legally released” or (2) the Company pays off the loan to the Lender. Once the loan is, in part or wholly, forgiven, and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment in the statement of operations in the period of extinguishment.

Under the CARES Act, for federal tax purposes, the amount of PPP Loan forgiven is excluded from gross income. In December 2020, the Consolidated Appropriations Act was signed into law, which reversed then existing U.S. Internal Revenue Service guidance provided in prior notices, allowing taxpayers to fully deduct any business expenses, regardless of whether the expense was paid for using forgiven PPP Loan proceeds. In September 2020, California passed tax legislation which conforms to the federal rules for PPP Loan forgiveness, allowing an exclusion from gross income for the amount of PPP Loans that are forgiven, while disallowing the deductions for amounts paid or incurred using the forgiven PPP Loan funds.

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

Preferred Stock

The Company’s initial certificate of incorporation authorized 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred stock had been issued and outstanding since inception of the Company. In October 2016, the Company’s Board of Directors (the “Board of Directors”) and a majority of the holders of the Company’s common stock approved an amendment and restatement of the certificate of incorporation which, in part, eliminated the authorized preferred stock. In August 2018, the Board of Directors approved a second amendment and restatement of the Company’s amended and restated certificate of incorporation (the “Amended and Restated Charter”) to, in part, increase the Company’s authorized capital to a total of 110.0 million shares, including 10.0 million shares of newly created preferred stock, par value $0.001 per share (“Preferred Stock”), authorize the Board of Directors to fix the designation and number of each series of Preferred Stock, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock. The Amended and Restated Charter was approved by a majority of the Company’s stockholders in September 2018, and was filed with the State of Delaware in November 2018. All references in the accompanying financial statements to Preferred Stock have been restated to reflect the Amended and Restated Charter.

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

In May 2020, the Company issued 1,825,000 shares of common stock at a price of $3.50 per share, raising aggregate net proceeds of approximately $6.0 million, after deducting placement agent fees of $319,000 and other offering expenses totaling $116,000. The offering was made pursuant to an effective shelf registration statement on Form S-3 previously filed with the U.S. Securities and Exchange Commission. The net proceeds from these offerings are intended to be used for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

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

The principal purposes of the IPO were to obtain additional capital to support our operations, to create a public market for our common stock and to facilitate our future access to the public equity markets. The net proceeds received from the IPO were used for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. A portion of the net proceeds were also available for any strategic acquisition of, or investment in, technologies, solutions or businesses that may have complemented our business and or accelerated our growth. The amounts and timing of our actual expenditures, including expenditure related to sales and marketing and product development depended on numerous factors, including the status of our product development efforts, our sales and marketing activities, expansion internationally, the amount of cash generated or used by our operations, competitive pressures and other factors.

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

The Super League 2014 Stock Option and Incentive Plan (the “Plan”) was approved by the Board of Directors and the stockholders of Super League in October 2014. The Plan was subsequently amended in May 2015, May 2016, July 2017 and October 2018. The Plan allows grants of stock options, stock awards and performance shares with respect to common stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The Plan provides for both the direct award and sale of shares of common stock and for the grant of options to purchase shares of common stock. Options granted under the Plan include non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

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

Option Grants

Under the discretionary option grant program, the Company’s compensation committee of the Board of Directors may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Super League or its affiliates (including employees, non-employee members of the Board of Directors and consultants) at an exercise price not less than 85% of the fair market value of such shares on the grant date, and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of such shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Super League’s voting stock or the voting stock of any of its subsidiaries).

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

The initial reserve under the Plan was 583,334 shares of common stock, which reserve was subsequently increased to 1,000,000 shares upon stockholders’ approval in May 2016. In July 2017, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from1,000,000 shares to 1,500,000 shares. In October 2018, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 1,500,000 shares to 1,833,334 shares. In July 2020, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 1,833,334 to 2,583,334. As of December 31, 2020, 588,423 shares remained available for issuance under the Plan.

Super League issues new shares of common stock upon the exercise of stock options, the grant of restricted stock, or the delivery of shares pursuant to vested restricted stock units. The compensation committee of the Board of Directors may amend or modify the Plan at any time, subject to any required approval by the stockholders of the Company, pursuant to the terms therein.

Stock Options

The fair value of stock options granted was estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the years ended December 31, 2020 and 2019:

	2020	2019
Volatility	95%	95%
Risk–free interest rate	.47%	1.99%
Dividend yield	-%	-%
Expected life of options (in years)	6.02	6.08
Weighted-average fair value of common stock	$2.23	$7.45

A summary of stock option activity for the year ended December 31, 2020 is as follows:

		Weighted-Average
	Options (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2019	1,551,000	$8.86	7.51	$309,000
Granted	815,000	$2.93
Exercised	(33,000)	$0.30
Canceled / forfeited	(695,000)	$9.42
Outstanding at December 31, 2020	1,638,000	$5.59	7.71	$308,000
Vested and exercisable at December 31, 2020	812,000	$7.47	6.09	$296,000

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $2.23 and $5.76, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2020 and 2019 was $620,000 and $3,989,000, respectively. As of December 31, 2020, the total unrecognized compensation expense related to non-vested stock option awards was $1,864,000, which is expected to be recognized over a weighted-average term of approximately 3.14 years.

In February 2020, the Board of Directors approved the cancellation of 540,000 stock options in exchange for 243,000 RSUs (the “Stock Swap”) for seven employees. The stock options canceled had a weighted average exercise price of $10.16 and a weighted average grant date fair value of $8.33. The RSUs issued had weighted average grant date fair value of $2.60 and vest over two years. Cancellation of an existing equity-classified award along with a concurrent grant of a replacement award is accounted for as a modification under ASC 718, “Stock-based Compensation.” Total compensation cost to be recognized is equal to the original grant date fair value plus any incremental fair value calculated as the excess of the fair value of the replacement RSUs over the fair value of the original stock option awards on the cancellation date. Any incremental compensation cost is recognized prospectively over the remaining service period, in addition to the remaining unrecognized grant date fair value. There was no incremental compensation cost in connection with the Stock Swap. Total remaining unrecognized grant date fair value for the Stock Swap was $1,775,000, which is expected to be recognized over a weighted-average term of approximately two years. The net impact of the Stock Swap was to return 297,000 shares to the share reserve under the Plan for the Company's future employee related incentive and retention activities.

Restricted Stock Units

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2020:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)
Non-vested restricted stock units at December 31, 2019	29,000	$10.40
Granted	382,000	$4.68
Vested	(29,000)	$10.40
Canceled	–
Non-vested restricted stock units at December 31, 2020	382,000	$4.68

As of December 31, 2020, the total unrecognized compensation expenses related to non-vested restricted stock units was $1,003,000 which will be recognized over a weighted-average term of approximately 1.0 years.

Warrants Issued to Employees and Nonemployees for Services

A summary of employee and nonemployee warrant activity for the year ended December 31, 2020 is as follows:

		Weighted-Average
	Warrants (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2019	1,031,000	$9.92
Expired	(67,000)	$9.00		$-
Outstanding at December 31, 2020	964,000	$10.02	4.56	$-
Vested and exercisable as of December 31, 2020	964,000	$10.02	4.56	$-

Compensation expense related to common stock purchase warrants was $282,000 and $2,182,000 for the years ended December 31, 2020 and 2019, respectively. No warrants were granted to employees or non-employees in exchange for services performed during the periods presented herein. The aggregate fair value of warrants that vested during the years ended December 31, 2020 and 2019 was $206,000 and $2,092,000, respectively. As of December 31, 2020, the total unrecognized compensation expense related to warrants was $0.

Noncash Stock Compensation Expense

Noncash stock-based compensation expense for the periods presented was comprised of the following:

	Fiscal Year
	2020	2019
Stock options	$745,000	$3,573,000
Warrants	282,000	2,182,000
Restricted stock units	836,000	370,000
Earn-out compensation expense (Note 5)	141,000	58,000
Other	-	34,000
Total noncash stock compensation expense	$2,004,000	$6,217,000

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Fiscal Year
	2020	2019
Sales, marketing and advertising	$849,000	$635,000
Technology platform and infrastructure	254,000	129,000
General and administrative	901,000	5,453,000
Total noncash stock compensation expense	$ 2,004,000	$6,217,000

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

9.	INCOME TAXES

Super League’s provision for income taxes consisted of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Current:
Federal taxes	$-	$-
State taxes	-	-
Total current	$-	$-

	2020	2019
Deferred:
Federal taxes	$2,919,000	$4,098,000
State taxes	886,000	1,374,000
Subtotal	3,805,000	5,472,000
Change in valuation allowance	(3,805,000)	(5,472,000)
Total deferred	-	-
Provision for income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31, 2020 and 2019.

	2020	2019
Deferred tax assets (liabilities):
Net operating loss and credits	$20,799,000	$14,456,000
Stock compensation	3,155,000	3,992,000
Accrued liabilities	65,000	-
Accrued interest expense	-	1,541,000
Fixed assets and intangibles	(106,000)	118,000
Total deferred tax assets	23,913,000	20,107,000
Valuation allowance	(23,913,000)	(20,107,000)
Total deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2020	2019

Statutory federal tax rate - (benefit) expense	21%	21%
State tax, net	-	-
Non-deductible permanent items	(1)	(6)
Change in tax rate	-	-
Valuation allowance	(20)	(15)
	-%	-%

For the years ended December 31, 2020 and 2019, the Company recorded full valuation allowances against its net deferred tax assets due to uncertainty regarding future realizability pursuant to guidance set forth in the FASB’s Accounting Standards Codification Topic No. 740, Income Taxes. In future periods, if the Company determines it will more likely than not be able to realize these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is made.

At December 31, 2020, the Company had U.S. federal and state income tax net operating loss carryforwards of approximating $74,592,000 and $73,520,000, respectively, expiring through 2040. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under an operating lease agreement which expired on May 31, 2017 and was amended to a month-to-month lease. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of December 31, 2020 we maintain approximately 1650 square feet of office space on a month-to-month basis.

Rent expense for the years ended December 31, 2020 and 2019 was approximately $200,000 and $349,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Related Party Transactions

In May 2018, the Company entered into a consulting agreement with a member of the Board of Directors, pursuant to which the board member provides the Company with strategic advice and planning services for which he receives a cash payment of $7,500 per month from the Company. The consulting agreement had an initial term ending December 31, 2019, and could be extended upon mutual agreement of the board member and the Company. The consulting agreement was extended throughout fiscal year 2020, and continues to be active during fiscal year 2021.

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the financial statements and disclosures through the date the annual audited financial statements were available to be issued and determined that no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

Equity Financings

In January 2021, we entered into securities purchase agreements with institutional investors for the registered direct offering of an aggregate of 3,076,924 shares of our common stock at a purchase price of $2.60 per share.  The offering closed on January 13, 2021, and resulted in gross proceeds to the Company of $8.0 million. The offering was conducted pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626).

In February 2021, we entered into securities purchase agreements with institutional investors for the registered direct offering of an aggregate of 2,926,830 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.10 per share.  The offering closed on February 11, 2021, and resulted in gross proceeds to the Company of $12.0 million. The shares were offered pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626).

Proposed Acquisition of Mobcrush Streaming, Inc.

On March 9, 2021, Super League Gaming, Inc. entered into an Agreement and Plan of Merger (the “MC Merger Agreement”) by and among Mobcrush Streaming, Inc. (“Mobcrush”), the Company, and SLG Merger Sub II, Inc., a wholly-owned subsidiary of the Company (“Merger Co”). The MC Merger Agreement provides for the acquisition of Mobcrush by Super League pursuant to the merger of Merger Co with and into Mobcrush, with Mobcrush as the surviving corporation (the “Merger”). Upon completion of the Merger, Mobcrush will be a wholly-owned subsidiary of the Super League, Inc.

In accordance with the terms and subject to the conditions of the MC Merger Agreement: (A) each outstanding share of Mobcrush common stock ("Mobcrush Common Stock") and Mobcrush preferred stock ("Mobcrush Preferred Stock", and with the Mobcrush Common Stock, the "Mobcrush Stock") (other than dissenting shares) will be canceled and converted into the right to receive (i) 0.528 shares of the Company's common stock ("Company Common Stock"), as determined in the MC Merger Agreement (the “Share Conversion Ratio”), and (ii) any cash in lieu of fractional shares of Common Stock otherwise issuable under the Merger Agreement (the "Merger Consideration"); (B) vested options of Mobcrush will be assumed by Mobcrush and converted into comparable options that are exercisable for shares of Company Common Stock, with a value determined in accordance with the Share Conversion Ratio; and (C) unvested options of Mobcrush will either be (i) assumed by the Company and converted into comparable options that are exercisable for shares of Company Common Stock, with a value as determined by the Company and Mobcrush prior to the closing of the Merger, or (ii) terminated and re-issued as options that are exercisable for shares of Company Common Stock with a value as determined by the Company and Mobcrush prior to the closing of the Merger. Subject to certain adjustments and other terms and conditions more specifically set forth in the MC Merger Agreement, the Company will be issuing 12,582,204 shares of the Company’s Common Stock as the Merger Consideration. The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type.

The obligations of the Company and Mobcrush to consummate the Merger are subject to certain closing conditions, including, but not limited to the approval of Mobcrush's and the Company’s shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LEAGUE GAMING, INC.

Date: March 19, 2021	By:	/s/ Ann Hand
Ann Hand
President and Chief Executive Officer (Principal Executive Officer)

SUPER LEAGUE GAMING, INC.

Date: March 19, 2021	By:	/s/ Clayton Haynes
Clayton Haynes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Hand	Chief Executive Officer,	March 19, 2021
Ann Hand	President, Chair of the Board
(Principal Executive Officer)

/s/ Clayton Haynes	Chief Financial Officer	March 19, 2021
Clayton Haynes	(Principal Financial and Accounting Officer)

/s/ David Steigelfest	Director	March 19, 2021
David Steigelfest

/s/ Jeff Gehl	Director	March 19, 2021
Jeff Gehl

/s/ Kristin Patrick	Director	March 19, 2021
Kristin Patrick

/s/ Mark Jung	Director	March 19, 2021
Mark Jung

/s/ Michael Keller	Director	March 19, 2021
Michael Keller