Form 10-Q
period 2021-03-31
Super League Gaming, Inc.
filed 2021-05-17
CIK 1621672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 23,133,918 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

-i-

PART I

FINANCIAL INFORMATION

ITEM  1.   CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$36,742,000	$7,942,000
Accounts receivable	915,000	588,000
Prepaid expenses and other current assets	751,000	837,000
Total current assets	38,408,000	9,367,000
Property and equipment, net	119,000	138,000
Intangible and other Assets, net	1,927,000	1,907,000
Goodwill	2,565,000	2,565,000
Total assets	$43,019,000	$13,977,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,637,000	$1,829,000
Deferred revenue	8,000	-
Total current liabilities	1,645,000	1,829,000

Long-term note payable	1,211,000	1,208,000

Total liabilities	2,856,000	3,037,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 23,133,918 and 15,483,010 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	33,000	25,000
Additional paid-in capital	149,299,000	115,459,000
Accumulated deficit	(109,169,000)	(104,544,000)
Total stockholders’ equity	40,163,000	10,940,000
Total liabilities and stockholders’ equity	$43,019,000	$13,977,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUES	$788,000	$243,000

COST OF REVENUES	342,000	117,000

GROSS PROFIT	446,000	126,000

OPERATING EXPENSES
Selling, marketing and advertising	1,483,000	1,273,000
Technology platform and infrastructure	1,603,000	1,949,000
General and administrative	1,986,000	2,052,000
Total operating expenses	5,072,000	5,274,000

NET OPERATING LOSS	(4,626,000)	(5,148,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	(3,000)	-
Other	4,000	14,000
Total other income (expense)	1,000	14,000

NET LOSS	$(4,625,000)	$(5,134,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.23)	$(0.60)
Weighted-average number of shares outstanding, basic and diluted	19,807,775	8,584,834

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Common stock (Shares)
Balance, beginning of period	15,483,010	8,573,922
Issuance of common stock at $2.60 per share	3,076,924	-
Issuance of common stock at $4.10 per share	2,926,830	-
Issuance of common stock at $9.00 per share	1,512,499
Stock-based compensation	134,655	21,820
Balance, end of period	23,133,918	8,595,742

Common stock (Amount):
Balance, beginning of period	$25,000	$18,000
Issuance of common stock at $2.60 per share (Note 5)	3,000	-
Issuance of common stock at $4.10 per share (Note 5)	3,000	-
Issuance of common stock at $9.00 per share (Note 5)	2,000	-
Balance, end of period	$33,000	$18,000

Additional paid-in-capital:
Balance, beginning of period	$115,459,000	$99,237,000
Issuance of common stock at $2.60 per share, net of issuance costs (Note 5)	7,924,000	-
Issuance of common stock at $4.10 per share, net of issuance costs (Note 5)	11,927,000	-
Issuance of common stock at $9.00 per share, net of issuance costs (Note 5)	13,540,000	-
Stock-based compensation	411,000	677,000
Stock option exercises	38,000	-
Balance, end of period	$149,299,000	$99,914,000

Accumulated Deficit:
Balance, beginning of period	$(104,544,000)	$(85,812,000)
Net Loss	(4,625,000)	(5,134,000)
Balance, end of period	(109,169,000)	(90,946,000)
Total stockholders’ equity	$40,163,000	$8,986,000

See accompanying notes to condensed financial statements

SUPER LEAGUE GAMING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,625,000)	$(5,134,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,000	525,000
Stock-based compensation	411,000	702,000
Changes in assets and liabilities:
Accounts receivable	(327,000)	(76,000)
Prepaid expenses and other current assets	86,000	(560,000)
Accounts payable and accrued expenses	(192,000)	1,242,000
Deferred revenue	8,000	(87,000)
Accrued interest on note payable	3,000	-
Net cash used in operating activities	(4,370,000)	(3,388,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,000)	(4,000)
Capitalization of software development costs	(192,000)	(240,000)
Acquisition of other intangible assets	(73,000)	(39,000)
Net cash used in investing activities	(267,000)	(283,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs (Note 5)	33,399,000	-
Proceeds from common stock option exercises	38,000	-
Net cash provided by financing activities	33,437,000	-

INCREASE IN CASH	28,800,000	(3,671,000)
Cash – beginning of period	7,942,000	8,442,000
Cash – end of period	$36,742,000	$4,771,000

See accompanying notes to condensed financial statements

1.	DESCRIPTION OF BUSINESS

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

Proposed Acquisition of Mobcrush Streaming, Inc.

On March 9, 2021, we entered into an Agreement and Plan of Merger (the “MC Merger Agreement”) by and among Mobcrush Streaming, Inc. (“Mobcrush”), the Company, and SLG Merger Sub II, Inc., a wholly-owned subsidiary of the Company (“Merger Co”). The MC Merger Agreement provides for the acquisition of Mobcrush by Super League pursuant to the merger of Merger Co with and into Mobcrush, with Mobcrush as the surviving corporation (the “Merger”). Upon completion of the Merger, Mobcrush will be a wholly-owned subsidiary of the Company.

In accordance with the terms and subject to the conditions of the MC Merger Agreement: (A) each outstanding share of Mobcrush common stock ("Mobcrush Common Stock") and Mobcrush preferred stock ("Mobcrush Preferred Stock", and with the Mobcrush Common Stock, the "Mobcrush Stock") (other than dissenting shares) will be canceled and converted into the right to receive (i) 0.528 shares of Super League’s common stock, as determined in the MC Merger Agreement (the “Share Conversion Ratio”), and (ii) any cash in lieu of fractional shares of common stock otherwise issuable under the MC Merger Agreement (the "Merger Consideration"). Subject to certain adjustments and other terms and conditions more specifically set forth in the MC Merger Agreement, we will be issuing 12,582,204 shares of the Company’s common stock as the Merger Consideration. The MC Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. On April 20, 2021, we entered into an amendment to the MC Merger Agreement (the “Merger Agreement Amendment”). For information regarding the Merger Agreement Amendment, please see Note 6, Subsequent Events, below.

The obligations of Super League and Mobcrush to consummate the Merger are subject to certain closing conditions, including, but not limited to, (i) the approval of Mobcrush's and our shareholders, (ii) Mobcrush and our reaching an agreement as to the treatment of Mobcrush's unvested options exercisable for shares of Mobcrush Common Stock, which agreement was reached on April 20, 2021, (iii) receipt of any necessary regulatory approvals, (iv) the execution and delivery of certain support agreements pursuant to which officers, directors and certain stockholders of Super League and Mobcrush agree to vote in favor any and all stockholder proposals related to the Merger, and (v) the execution and delivery of the Registration Rights Agreement, pursuant to which we provided Mobcrush stockholders with certain registration rights for the shares of common stock issuable as Merger Consideration. We filed our Definitive Proxy Statement (the “Proxy”) with the SEC on April 30, 2021, inviting our stockholders of record to attend the 2021 annual meeting of stockholders of Super League Gaming, Inc., to be held at 10:00 a.m., Pacific Time, on May 27, 2021. In addition to certain routine matters, the Proxy requests our stockholders to approve of the issuance of a total of 12,582,204 shares of our common stock in exchange for all issued and outstanding securities of Mobcrush pursuant to the MC Merger Agreement (the “Mobcrush Issuance Proposal”). The proxy discloses that the request of our stockholders to approve of the Mobcrush Issuance Proposal is being made in order to comply with Listing Rule 5635 of the Nasdaq Stock Market.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of March 31, 2021, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain reclassifications to operating expense line items have been made to prior year amounts for consistency and comparability with the current year’s financial statements presentation. These reclassifications had no effect on the reported total operating expenses for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, capitalized internal-use-software costs, and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Advertising and sponsorships	$558,000	$207,000
Content sales	166,000	21,000
Direct to consumer	64,000	15,000
	$788,000	$243,000

For the three months ended March 31, 2021 and 2020, 55% and 21% of revenues were recognized at a single point in time, and 45% and 79% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including direct labor, creative and broadcast related contract services, talent and influencers, content capture and production services, direct marketing, prizing, platform costs and venue fees.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expenses in the accompanying statements of operations. Advertising expenses for the three months ended March 31, 2021 and 2020 were $134,000 and $67,000, respectively.

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

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended March 31,
	2021	2020
Sales, marketing and advertising	$183,000	$173,000
Technology platform and infrastructure	33,000	89,000
General and administrative	195,000	440,000
Total noncash stock compensation expense	$411,000	$702,000

Equity Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred financing costs, if any, are included in other current assets in the accompanying balance sheet. For the three months ended March 31, 2021 and 2020, financing costs charged against gross proceeds in connection with equity financings totaled $215,000 and $0, respectively.

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

For the three months ended March 31, 2021 and 2020, three customers accounted for 43% and four customers accounted for 79% of revenue, respectively. At March 31, 2021, five customers accounted for 58% of accounts receivable. At December 31, 2020, two customers accounted for 39% of accounts receivable. At March 31, 2021, one vendor accounted for 25% of accounts payable. At December 31, 2020, three vendors accounted for 52% of accounts payable.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 4,364,000 and 4,470,000 at March 31, 2021 and December 31, 2020, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	March 31, 2021	December 31, 2020
	(Unaudited)
Capitalized software development costs	$3,483,000	$3,291,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	507,000	435,000
	4,247,000	3,983,000
Less: accumulated amortization	(2,320,000)	(2,076,000)
Intangible and other assets, net	$1,927,000	$1,907,000

Amortization expense totaled $244,000 and $493,000 for the three months ended March 31, 2021 and 2020, respectively. In April 2020, we amended an arrangement with a third party terminating certain rights and licenses from a prior agreement, as amended, focused on in-person gameplay in gaming centers, and securing other rights and licenses from the third party, focused on online play at home. As a result of the termination of the rights and licenses related to the prior arrangement, the Company accelerated the amortization of the remaining balance related to the prior rights and licenses, totaling $306,000, which is included in technology platform and infrastructure expense in the accompanying statement of operations for the three months ended March 31, 2020.

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

The PPP Loan will mature on May 4, 2022. However, under the CARES Act and the PPP Loan Agreement, all payments of both principal and interest will be deferred until at least December 4, 2020. The PPP Loan accrues interest at a rate of 1.00% per annum, and interest will continue to accrue throughout the period the PPP Loan is outstanding, or until it is forgiven. The Company has applied for forgiveness of all loan proceeds used to pay payroll costs and other qualifying expenses during the 24-week period following receipt of the loan, and believes that the Company maintained its employment and compensation within applicable parameters during such period. The Company’s forgiveness application is currently awaiting review and processing with the SBA. Any amounts forgiven will not be included in the Company’s taxable income. As specifically intended under the program, the PPP Loan, together with our cost savings initiatives, helped us to continue operations without salary reductions, layoffs or furloughs, during the challenging and uncertain economic environment created by the COVID-19 pandemic.

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

5.	STOCKHOLDERS’ EQUITY

Financing Activities

In January 2021, the Company issued 3,076,924 shares of common stock at a price of $2.60 per share, raising aggregate net proceeds of approximately $8.0 million, after deducting offering expenses totaling $73,000.

In February 2021, the Company issued 2,926,830 shares of common stock at a price of $4.10 per share, raising aggregate net proceeds of approximately $12.0 million, after deducting offering expenses totaling $70,000.

In March 2021, the Company issued 1,512,499 shares of common stock at a price of $9.00 per share, raising aggregate net proceeds of approximately $13.6 million, after deducting offering expenses totaling $72,000.

The offerings described above were made pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626). The net proceeds from these offerings are intended to be used for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

6.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the financial statements and disclosures through the date the financial statements were available to be issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

Amendment to MC Merger Agreement

On April 20, 2021, the Company and Mobcrush entered into Amendment No. 1 to the MC Merger Agreement, pursuant to which the MC Merger Agreement was modified as follows: (i) the termination date was extended to June 30, 2021, and (ii) all vested options of Mobcrush Common Stock will be exercised prior to the consummation of Merger, and all unvested options will be cancelled. Any and all vested options exercised prior to the closing of the Merger will not increase the 12,582,204 shares of the Company’s common stock expected to be issued to Mobcrush equity holders as Merger Consideration.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Gaming, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes included elsewhere in this interim report. Our condensed financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

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

First Quarter 2021 Developments

Registered Direct Offerings. During the quarter ended March 31, 2021, we offered and sold to certain institutional investors an aggregate total of 7,516,253 shares of common stock in registered direct offerings pursuant to our effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626). We received aggregate net proceeds of approximately $33.6 million, after deducting offering expenses.

Mobcrush Merger Agreement. On March 9, 2021, we entered into an Agreement and Plan of Merger (the “MC Merger Agreement”) with Mobcrush Streaming, Inc. (“Mobcrush”) and SLG Merger Sub II, Inc., a wholly-owned subsidiary of Super League (“Merger Co”). The MC Merger Agreement provides for the acquisition of Mobcrush by us pursuant to the merger of Merger Co with and into Mobcrush, with Mobcrush as the surviving corporation (the “Merger”). Upon completion of the Merger, Mobcrush will be a wholly-owned subsidiary of Super League.

In accordance with the terms and subject to the conditions of the MC Merger Agreement: (A) each outstanding share of Mobcrush common stock and Mobcrush preferred stock (collectively, the "Mobcrush Stock") (other than dissenting shares) will be canceled and converted into the right to receive (i) 0.528 shares of Super League’s common stock (the “Share Conversion Ratio”), and (ii) any cash in lieu of fractional shares of common stock otherwise issuable under the MC Merger Agreement (the "Merger Consideration"). Subject to certain adjustments and other terms and conditions more specifically set forth in the MC Merger Agreement, we will be issuing 12,582,204 shares of the our common stock as the Merger Consideration.

On April 20, 2021, the Company and Mobcrush entered into Amendment No. 1 to the MC Merger Agreement (the “Merger Agreement Amendment”), pursuant to which the MC Merger Agreement was modified as follows: (i) the termination date was extended to June 30, 2021, and (ii) all vested options of Mobcrush Common Stock will be exercised prior to the consummation of Merger, and all unvested options will be cancelled. Any and all vested options exercised prior to the closing of the Merger will not increase the 12,582,204 shares of the Company’s common stock expected to be issued to Mobcrush equity holders as Merger Consideration.

The obligations of Super League and Mobcrush to consummate the Merger are subject to certain closing conditions, including, but not limited to, (i) the approval of Mobcrush's and our shareholders, (ii) Mobcrush and our reaching an agreement as to the treatment of Mobcrush's unvested options exercisable for shares of Mobcrush common stock, which agreement was finalized pursuant to the Merger Agreement Amendment (iii) receipt of any necessary regulatory approvals, (iv) the execution and delivery of certain support agreements pursuant to which officers, directors and certain stockholders of Super League and Mobcrush agree to vote in favor any and all stockholder proposals related to the Merger, and (v) the execution and delivery of a Registration Rights Agreement, pursuant to which we provided Mobcrush stockholders with certain registration rights for the shares of common stock issuable as Merger Consideration. We filed our Definitive Proxy Statement (the “Proxy”) with the SEC on April 30, 2021, inviting our stockholders of record to attend the 2021 annual meeting of stockholders of Super League Gaming, Inc. to be held at 10:00 a.m., Pacific Time, on May 27, 2021. In addition to certain routine matters, the Proxy requests our stockholders to approve of the issuance of a total of 12,582,204 shares of our common stock in exchange for all issued and outstanding securities of Mobcrush pursuant to the MC Merger Agreement (the “Mobcrush Issuance Proposal”). The proxy discloses that the request of our stockholders to approve of the Mobcrush Issuance Proposal is being made in order to comply with Listing Rule 5635 of the Nasdaq Stock Market.

Commerical Partnerships. In February 2021, reflecting the shifting focus of video gaming, Super League and innovative esports community aggregator and media distributor, Harena Data, Inc., agreed to a partnership to produce and distribute video gaming and esports entertainment and targeted community-driven experiences nationwide, amplified through global content distribution.

In March 2021, we announced the continuation of our existing partnership with Topgolf Entertainment Group to broadcast a series of World Golf Tour by Topgolf competitive events. These events, streamed live across digital platforms, bring together avid golf fans, celebrities and professional athletes—connecting everyone through their love for the game of golf.

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

During the three months ended March 31, 2021, management continued to focus on monetization with respect to our three primary revenue streams: (1) advertising revenues, (2) content revenues, and (3) direct to consumer revenues. In addition to the strong key performance indicator (“KPI”) performance described below, we: (i) continued our focus on our premium advertising model for future monetization of our rapidly growing premium advertising inventory, and increased revenues generated from programmatic display and video advertising units; (ii) continued to focus on the monetization of our original and user generated content library and remote production and broadcast capabilities, which emerged as a significant component of revenue in 2020; (iii) continued to focus on the monetization of the gamer and creator through direct-to-consumer offers, including increases in sales of digital goods, primarily with our Minehut digital property, and the continued rollout of our micro-transaction marketplace; and, (iv) continued to unlock new ways that our content production technology can extend beyond esports into traditional sports and other entertainment formats representing revenue growth opportunities in the current and future periods. We expect to continue to grow our adverting pipeline across various verticals with the capability to provide brands and advertisers with targeted, high quality integrations that warrant premium costs per impressions (“CPM”) advertising rates.

In addition, as described above, in March 2021, we  announced the proposed acquisition of Mobcrush, a live streaming technology platform used by hundreds of thousands of gaming influencers who generate and distribute almost two million hours of original content annually and have accumulated more than 4.5 billion fans and subscribers across the most popular live streaming and social media platforms, including Twitch, YouTube, Facebook, Instagram, Twitter, and more. Mobcrush also owns Mineville, one of six exclusive, official Minecraft server partners that is enjoyed by more than 22 million unique players annually. Mineville is highly complementary to Minehut, Super League’s owned and operated Minecraft community, strengthening the combined company’s leading position with young gamers. This strategic, all-stock transaction, is anticipated to be accretive and will enable Super League to take a significant leap forward in providing brands, advertisers, and other consumer facing businesses with massive audience reach across the most important engagement channels in video gaming – competitive events, social media and live streaming content, and in-game experiences.

From a KPI and metrics standpoint, we believe the combination of Super League and Mobcrush has the potential to represent a new, higher level of increased scale and reach, including the following:

●
The combined companies have the potential to reach more than 25 million players per year, three million players per month, with over 400,000 players per day.

●
In addition, the combination of Super League and Mobcrush has the potential for a U.S. monthly viewing audience of 85 million, which would create for a top 50 U.S. media property according to measurements used by Nielsen.

●
Annually, Super League and Mobcrush combined have the potential to generate 7.7 billion annual U.S video views across live streaming platforms, two billion views on social media platforms, and enable 60 million hours of gameplay on owned and operated platforms.

●
Collectively, we believe the combined companies could generate and distribute over 200,000 gameplay highlights across streaming and social channels per month.

Key Performance Indicators for the Three Months Ended March 31, 2021.

We focus and report on three KPIs, as outlined below, to assess our progress and drive revenue growth, which is also a key performance indicator. As March 31, 2021, we continued to see strong growth in our leading key performance indicators, as follows:

●
Views and Impressions: During the three months ended March 31, 2021, we generated 578.0 million views and impressions, compared to 199.0 million views and impressions during the three months ended March 31, 2020, representing an approximately 3 times, or 190% increase, compared to the prior year quarter. This continued growth in views results in the exponential growth of our total and monetizable advertising inventory, which can drive brands and advertisers to our audience and platform.

●
Registered Users: As of March 31, 2021, we increased our registered users by approximately 25%, to 3.7 million registered users, from 2.9 million as of December 31, 2020, and by 174% from 1.3 million as of March 31, 2020. We believe that continuing the trend of significant increases in registered users introduces more gamers and creators into our customer funnel, from whom we can gather higher volumes of quality user generated content and convert into subscribers and/or upsell into other paid offers.

●
Engagement Hours: During the three months ended March 31, 2021, including our live gaming experiences and our expanding digital gameplay channels, we generated approximately 34.6 million hours of gameplay and other engagement, as compared to approximately 10.0 million hours of gameplay and other engagement for the three months ended March 31, 2020, an increase of approximately 245%. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

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

Commencing in the first quarter of 2020, in response to the COVID-19 pandemic and the related uncertainty, advertisers and sponsors across the board inevitably paused to reset their marketing strategies, and as a result, all companies with business models that include sponsorship and advertising revenues felt the impact of the pause in advertising spend industry-wide. In addition, in the first half of 2020, as a result of COVID-19, we felt the impact of the deferral of some of the programs in our pipeline and related revenues to future periods. The majority of our gameplay hours and other engagement occurs digitally, online, so while our “in real life” gaming is a premium and important aspect of our brand, the shift away from retail locations is not expected to have a significant impact on our overall business model over time, which is largely digitally focused.

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

Notwithstanding the growth in revenues and in user engagement metrics discussed herein, the broader impact of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remains uncertain. The COVID-19 pandemic may continue to impact our revenue and revenue growth in future periods, and is likely to continue to adversely impact certain aspects of our business and our partners, including advertising demand, retail expansion plans and our in-person esports experiences. For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Estimates

Our unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021. In addition, refer to Note 2 to the condensed financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

REVENUES	$788,000	$243,000	$545,000	224%
COST OF REVENUES	342,000	117,000	225,000	192%
GROSS PROFIT	446,000	126,000	320,000	254%
OPERATING EXPENSES
Selling, marketing and advertising	1,483,000	1,273,000	210,000	16%
Technology platform and infrastructure	1,603,000	1,949,000	(346,000)	(18)%
General and administrative	1,986,000	2,052,000	(66,000)	(3)%
Total operating expenses	5,072,000	5,274,000	(202,000)	(4)%
NET LOSS FROM OPERATIONS	(4,626,000)	(5,148,000)	522,000	(10)%
OTHER INCOME (EXPENSE), NET	1,000	14,000	(13,000)	(93)%
NET LOSS	$(4,625,000)	$(5,134,000)	$509,000	(10)%

Comparison of the Results for the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Advertising and sponsorships	$558,000	$207,000	$351,000	170%
Content sales	166,000	21,000	145,000	+300%
Direct to consumer	64,000	15,000	49,000	+300%
	$788,000	$243,000	$545,000	224%

Revenue for the three months ended March 31, 2021 increased $545,000 or 224%, compared to the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, three customers accounted for 43% and four customers accounted for 79% of revenues, respectively.

The increase in revenues primarily reflects significant increases in advertising on our owned and operated digital channels and content sales revenues, compared to the prior year period, reflecting our continued focus on the monetization of our increasing premium advertising inventory and esports and entertainment content.

Advertising and sponsorship revenues for the three months ended March 31, 2021 increased $351,000, or 170%, and included revenues from advertising campaigns with ViacomCBS Digital, in connection with the promotion of ViacomCBS Digital’s Spongebob property, Logitech, Inc., in connection with our Galentine’s Games and Minehut related Spring Break activations, Square Enix, in connection with the promotion of their platform game, Balan Wonderworld, and Moose Toys, in connection with the promotion of Moose Toys’ Goo Jit Zu and Treasure X products within our Minehut digital property. The change reflects an increase in direct sales and programmatic display and video advertising revenues within our Minecraft related digital property, Minehut, of $419,000, a significantly greater than 300% increase, compared to the prior year quarter. The increase in advertising revenues was partially offset by a $67,000 decrease in sponsorship and other revenues during the three months ended March 31, 2021.

Content related revenues increased to $166,000, or greater than 300%, for the three months ended March 31, 2021, as compared to $21,000 in the comparable prior year period. The increase was primarily driven by an increase in sales of our proprietary and user generated content, primarily with Snap Inc., and Cox Media, and live stream broadcast related content sales activities with Topgolf Entertainment Group and GenG during the three months ended March 31, 2021.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for a significant portion of fiscal year 2020, we reported significant quarterly revenue growth in the second half of fiscal 2020 and in the first quarter of 2021, compared to the comparable prior year quarters, and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and user generated content in future periods, as we continue to expand our premium advertising inventory, viewership and related sales activities.

Direct to consumer revenues were primarily comprised of revenues generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community. Direct to consumer revenues for the three months ended March 31, 2021 increased $49,000, or greater than 300%, compared to the comparable prior year quarter.

Cost of Revenue
	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Cost of revenue	$342,000	$117,000	$225,000	192%

Cost of revenues increased $225,000, or 192%, relatively consistent with the 224% increase in related revenues for the same periods. The less than proportionate increase in cost of revenue was driven by the increase in lower cost advertising and third party content sales revenues during the three months ended March 31, 2021.

Cost of revenues fluctuate period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, and advertising and content sales activities occurring each period.

Operating Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Selling, marketing and advertising	$1,483,000	$1,273,000	$210,000	16%
Technology platform and infrastructure	1,603,000	1,949,000	(346,000)	(18)%
General and administrative	1,986,000	2,052,000	(66,000)	(3)%
Total operating expenses	$5,072,000	$5,274,000	$(202,000)	(4)%

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Selling, marketing and advertising	$183,000	$173,000	$10,000	6%
Technology platform and infrastructure	33,000	114,000	(81,000)	(71%
General and administrative	195,000	415,000	(220,000)	(53)%
Total noncash stock compensation expense	$411,000	$702,000	$(291,000)	(41)%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense for the three months ended March 31, 2021 was primarily due to an increase in personnel costs, including noncash stock compensation, associated with the increase in our in-house direct sales force focused on the monetization of our increasing premium advertising inventory and audience across our digital properties. The increase also reflects an increase in digital marketing expense, compared to the prior year period, which reflected a reduction in marketing costs due to the impact of the COVID-19 pandemic on our marketing activities in first quarter of 2020.

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

The decrease in technology platform and infrastructure costs for the three months ended March 31, 2021 primarily reflects a net reduction in engineering personnel and related recruiting costs totaling, $179,000, a decrease in quarterly fees paid to a third party under a licenses and rights agreement, as amended (the “License Agreement”), totaling $150,000, and the acceleration of amortization, totaling $306,000, related to the termination of the License Agreement in the first quarter of 2020, as described at Note 3 to our financial statements elsewhere herein. The decrease was partially offset by an increase in cloud services and other technology platform costs totaling $327,000, which primarily reflects the impact of the surge in engagement across our digital properties occurring subsequent to the first quarter of 2020, and continuing into fiscal year 2021.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Personnel costs	$461,000	$491,000	$(30,000)	(6)%
Office and facilities	27,000	99,000	(72,000)	(73)%
Professional fees	457,000	209,000	248,000	119%
Stock-based compensation	195,000	415,000	(220,000)	(53)%
Depreciation and amortization	51,000	71,000	(20,000)	(28)%
Other	795,000	767,000	28,000	4%
Total general and administrative expense	$1,986,000	$2,052,000	$(66,000)	(3)%

A summary of the main drivers of the net decrease in general and administrative expenses for the periods presented is as follows:

●
Office and facilities costs decreased due to the termination of the leases for 75% of our office space in Santa Monica, California, and converting to a fully remote work structure as of June 30, 2020, resulting in significant rent and facilities costs savings for the applicable periods presented and going forward.

●
Professional fees costs increased $248,000, or 119%, primarily due to legal, audit, advisory and financial and tax due diligence professional fees, totaling $217,000, incurred in connection with the proposed acquisition of Mobcrush, described elsewhere herein. In accordance with the acquisition method of accounting, acquisition-related costs incurred are expensed as incurred in the period that the services are performed.

●
Noncash stock compensation expense included in general and administrative expense decreased primarily due to the completion of the vesting and related expensing of certain previously granted nonemployee common stock purchase warrants in the second quarter of 2020, resulting in a decrease in warrant related stock compensation of $222,000 for the three months ended March 31, 2021.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $36.7 million and $7.9 million at March 31, 2021 and December 31, 2020, respectively. The period over period increase is largely attributable to the aggregate net proceeds of $33.6 million received from the registered direct offerings completed during the quarter ended March 31, 2021.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities, such as the registered direct offerings completed during the first quarter. Our management believes that our cash balances will be sufficient to meet our cash requirements through at least March 2022. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash Flows for the Three Months Ended March 31, 2021 and 2020

The following table summarizes the change in cash balances for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(4,370,000)	$(3,388,000)
Net cash used in investing activities	(267,000)	(283,000)
Net cash provided by financing activities	33,437,000	-
Increase in cash	28,800,000	(3,671,000)
Cash and cash equivalents, at beginning of period	7,942,000	8,442,000
Cash and cash equivalents, at end of period	$36,742,000	$4,771,000

Cash Flows from Operating Activities. Net cash used in operating activities during the three months ended March 31, 2021 was $4,370,000, which primarily reflected our net GAAP loss for the three months ended March 31, 2021 of $4,625,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $255,000, which included $411,000 of noncash stock compensation charges and depreciation and amortization of $266,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course. Net cash used in operating activities during the three months ended March 31, 2020 was $3,388,000, which primarily reflected our net GAAP loss of $5,134,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $1,746,000, which included $702,000 of noncash stock compensation charges and depreciation and amortization of 525,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2021	2020
Purchase of property and equipment	(2,000)	(4,000)
Capitalization of software development costs	(192,000)	(240,000)
Acquisition of other intangible and other assets	(73,000)	(39,000)
Net cash used in investing activities	$(267,000)	$(283,000)

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2021	2020
Proceeds from issuance of common stock, net	$33,399,000	$-
Proceeds from stock option exercises	38,000	-
Net cash used in investing activities	$33,437,000	$-

Equity Financings

In January 2021, the Company issued 3,076,924 shares of common stock at a price of $2.60 per share, raising aggregate net proceeds of approximately $8.0 million, after deducting offering expenses totaling $73,000.

In February 2021, the Company issued 2,926,830 shares of common stock at a price of $4.10 per share, raising aggregate net proceeds of approximately $12.0 million, after deducting offering expenses totaling $70,000.

In March 2021, the Company issued 1,512,499 shares of common stock at a price of $9.00 per share, raising aggregate net proceeds of approximately $13.6 million, after deducting offering expenses totaling $72,000.

The offerings described above were made pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626). The net proceeds from these offerings are intended to be used for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Contractual Obligations

As of March 31, 2021, except as described below, and excluding the forgivable PPP Loan described above, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of March 31, 2021 we maintain approximately 1650 square feet of office space on a month-to-month basis. The following table lists our material known future cash commitments as of March 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Insurance premium financing	$1,876,000	$1,876,000	-	-

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

Relaxed Ongoing Reporting Requirements

Upon the completion of our initial public offering, we elected to report as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the following risk factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020, which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

We may experience difficulties in integrating the operations of Mobcrush into our business and in realizing the expected benefits of the Merger.

The success of the Merger will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Mobcrush with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Merger, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Mobcrush with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Merger, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred significant costs in connection with the Merger. The substantial majority of these costs are non-recurring expenses related to the Merger. These non-recurring costs and expenses are not reflected in the unaudited pro forma condensed combined financial information incorporated by reference in this proxy statement. We may incur additional costs in the integration of Mobcrush’s business, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Merger.

The Merger is subject to conditions to closing that could result in the Merger being delayed or not consummated and can be terminated in certain circumstances, each of which could negatively impact our stock price and future business and operations.

The Merger is subject to conditions to closing as set forth in the MC Merger Agreement. In addition, each of the Company and Mobcrush has the right, in certain circumstances, to terminate the MC Merger Agreement. If the MC Merger Agreement is terminated or any of the conditions to the Merger are not satisfied and, where permissible, not waived, the Merger will not be consummated. Failure to consummate the Merger or any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger may adversely affect the Company’s stock price or have an adverse impact on the Company’s future business operations.

If the Merger is not completed, the Company’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, it would be subject to a number of risks, including the following:

●
negative reactions from the financial markets and from persons who have or may be considering business dealings with the Company;
●
financial difficulties that the Company may experience;
●
the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and
●
the Company has agreed to pay Mobcrush's expenses if the Merger Agreement is terminated in certain circumstances.

In addition, the Company could be subject to litigation related to any failure to complete the Merger or related to any proceeding commenced against the Company seeking to require the Company to perform its obligations under the Merger Agreement.

The Merger will present challenges associated with integrating operations, personnel, and other aspects of the companies and assumption of liabilities that may exist at Mobcrush and which may be known or unknown by the Company.

The results of the combined company following the Merger will depend in part upon the Company’s ability to integrate Mobcrush’s business with the Company’s business in an efficient and effective manner. The Company’s attempt to integrate two companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. In addition, the combined company may adjust the way in which Mobcrush or the Company has conducted its operations and utilized its assets, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments after the Merger could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of the Company and Mobcrush successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the Merger will subject the Company to contractual or other obligations and liabilities of Mobcrush, some of which may be unknown. Although the Company and its legal and financial advisors have conducted due diligence on Mobcrush and its business, there can be no assurance that the Company is aware of all obligations and liabilities of Mobcrush. These liabilities, and any additional risks and uncertainties related to Mobcrush’s business and to the Merger not currently known to the Company or that the Company may currently be aware of, but that prove to be more significant than assessed or estimated by the Company, could negatively impact the business, financial condition, and results of operations of the combined company following consummation of the Merger.

Completion of the Merger would result in the issuance of a significant number of additional shares of our common stock, which will reduce the voting power of our current stockholders and may depress the trading price of our common stock.

Completion of the Merger would result in the issuance of a significant number of shares of the Company’s common stock. As a result, the Company’s existing stockholders will not exert the same degree of voting power with respect to the combined company that they did before the consummation of the Merger. Further, the issuance of such a significant amount of common stock, and its potential sale in the public market from time to time, could depress the trading price of our common stock and you may lose all or a part of your investment.

The Company has incurred and will continue to incur significant transaction, combination-related and restructuring costs in connection with the Merger.

The Company has incurred and will continue to incur transaction fees and other expenses related to the Merger, including filing fees, legal and accounting fees, soliciting fees, regulatory fees, and printing and mailing costs. The Company also expects to incur significant costs associated with combining the operations of the two companies. It is difficult to predict the amount of these costs before we begin the integration process. The combined company may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the operations of the twocompanies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, can offset incremental transaction, combination-related, and restructuring costs over time, we may not be able to achieve this net benefit in the near term, or at all. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger.

If Mobcrush or the combined company fails to comply with obligations under any license, collaboration or other agreements, the combined company could lose intellectual property rights that are necessary for developing and commercializing product candidates.

Mobcrush’s intellectual property relating to the Minecraft Online Channel Agreement licensed from Microsoft corporation intellectual property relating to InPVP’s Mineville, one of six official Microsoft Minecraft partner servers. Mobcrush’s license agreements with Microsoft impose, and any future licenses or collaboration agreements the combined company might enter into are likely to impose, various development, maintenance, funding, milestone, royalty, diligence, sublicensing, copyright prosecution and enforcement and other obligations]. These type of agreements and related obligations are complex and subject to contractual disputes. If Mobcrush (and the combined company following the closing of the Merger) breaches any of these imposed obligations, or use the intellectual property licensed to Mobcrush in an unauthorized manner, Mobcrush (and the combined company following the closing of the Merger) might be required to pay damages or the licensor might have the right to terminate the license, which could result in the loss of the intellectual property rights and Mobcrush (and the combined company following the closing of the Merger) being unable to develop, manufacture and sell drugs that are covered by the licensed technology.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Gaming, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed March 11, 2021.

2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Gaming, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021	Exhibit 10.1 to the Current Report on Form 8-K, filed April 21, 2021.

10.1	Form of Registration Rights Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed March 11, 2021.

10.2	Form of Voting Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed March 11, 2021.

10.3	Form of Securities Purchase Agreement, dated March 19, 2021	Exhibit 10.1 to the Current Report on Form 8-K, filed March 23, 2021.

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Date: May 17, 2021