Form 10-Q
period 2021-06-30
Super League Gaming, Inc.
filed 2021-08-16
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from _________  to _________

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

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLGG	NASDAQ Capital Market

As of August 13, 2021, there were 35,340,633 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

-i-

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$31,455,000	$7,942,000
Accounts receivable	1,721,000	588,000
Prepaid expenses and other current assets	900,000	837,000
Total current assets	34,076,000	9,367,000
Property and equipment, net	122,000	138,000
Intangible and other assets, net	21,221,000	1,907,000
Goodwill	46,084,000	2,565,000
Total assets	$101,503,000	$13,977,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,808,000	$1,829,000
Deferred revenue	142,000	-
Total current liabilities	2,950,000	1,829,000
Long term note payable	-	1,208,000
Total liabilities	2,950,000	3,037,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 35,340,633 and 15,483,010 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	45,000	25,000
Additional paid-in capital	209,703,000	115,459,000
Accumulated deficit	(111,195,000)	(104,544,000)
Total stockholders’ equity	98,553,000	10,940,000
Total liabilities and stockholders’ equity	$101,503,000	$13,977,000

See accompanying notes to consolidated condensed financial statements

SUPER LEAGUE GAMING, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUES	$1,084,000	$324,000	$1,872,000	$567,000

COST OF REVENUES	533,000	116,000	875,000	233,000

GROSS PROFIT	551,000	208,000	997,000	334,000

OPERATING EXPENSES
Selling, marketing and advertising	1,934,000	1,256,000	3,417,000	2,529,000
Technology platform and infrastructure	2,497,000	1,685,000	4,100,000	3,590,000
General and administrative	2,433,000	1,826,000	4,419,000	3,922,000
Total operating expenses	6,864,000	4,767,000	11,936,000	10,041,000

NET OPERATING LOSS	(6,313,000)	(4,559,000)	(10,939,000)	(9,707,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	(2,000)	(2,000)	(5,000)	(2,000)
Gain on loan forgiveness	1,213,000	-	1,213,000	-
Other	3,000	1,000	7,000	15,000
Total other income (expense)	1,214,000	(1,000)	1,215,000	13,000

Loss before benefit from income taxes	(5,099,000)	(4,560,000)	(9,724,000)	(9,694,000)

Benefit from income taxes	3,073,000	-	3,073,000	-

NET LOSS	$(2,026,000)	$(4,560,000)	$(6,651,000)	$(9,694,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.07)	$(0.48)	$(0.28)	$(1.07)
Weighted-average number of shares outstanding, basic and diluted	27,165,755	9,547,819	23,525,528	9,066,386

See accompanying notes to consolidated condensed financial statements

SUPER LEAGUE GAMING, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Common stock (Shares)
Balance, beginning of period	23,133,918	8,595,742	15,483,010	8,573,922
Issuance of common stock at $2.60 per share	-	-	3,076,924	-
Issuance of common stock at $4.10 per share	-	-	2,926,830	-
Issuance of common stock at $9.00 per share	-	-	1,512,499	-
Issuance of common stock at $3.50 per share, net of issuance costs	-	1,825,000	-	1,825,000
Common stock issued for Mobcrush Acquisition (Note 4)	12,067,571	-	12,067,571
Common stock issued for Framerate Acquisition (Note 4)		32,936		32,936
Stock-based compensation	139,144	7,018	273,799	28,838
Balance, end of period	35,340,633	10,460,696	35,340,633	10,460,696

Common stock (Amount):
Balance, beginning of period	$33,000	$18,000	$25,000	$18,000
Issuance of common stock at $2.60 per share	-	-	3,000	-
Issuance of common stock at $4.10 per share	-	-	3,000	-
Issuance of common stock at $9.00 per share	-		2,000
Issuance of common stock at $3.50 per share, net of issuance costs	-	2,000	-	2,000
Common stock issued for Mobcrush Acquisition (Note 4)	12,000		12,000
Balance, end of period	$45,000	$20,000	$45,000	$20,000

Additional paid-in-capital:
Balance, beginning of period	$149,299,000	$99,914,000	$115,459,000	$99,237,000
Issuance of common stock at $2.60 per share, net of issuance costs	-	-	7,924,000	-
Issuance of common stock at $4.10 per share, net of issuance costs	-	-	11,927,000	-
Issuance of common stock at $9.00 per share, net of issuance costs	-	-	13,540,000	-
Issuance of common stock at $3.50 per share, net of issuance costs	-	5,951,000	-	5,951,000
Common stock issued for Mobcrush Acquisition (Note 4)	59,843,000	-	59,843,000	-
Stock-based compensation	561,000	372,000	972,000	1,049,000
Stock option exercises	-	-	38,000	-
Balance, end of period	$209,703,000	$106,237,000	$209,703,000	$106,237,000

Accumulated deficit:
Balance, beginning of period	$(109,169,000)	$(90,946,000)	$(104,544,000)	$(85,812,000)
Net Loss	(2,026,000)	(4,560,000)	(6,651,000)	(9,694,000)
Balance, end of period	(111,195,000)	(95,506,000)	(111,195,000)	(95,506,000)
Total stockholders’ equity	$98,553,000	$10,751,000	$98,553,000	$10,751,000

 See accompanying notes to consolidated condensed financial statements

SUPER LEAGUE GAMING, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,651,000)	$(9,694,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	801,000	854,000
Stock-based compensation	972,000	1,099,000
Gain on loan forgiveness (Note 5)	(1,213,000)	-
Change in valuation allowance (Note 4)	(3,073,000)	-
Changes in assets and liabilities:
Accounts receivable	134,000	(204,000)
Prepaid expenses and other current assets	79,000	(484,000)
Accounts payable and accrued expenses	(991,000)	(5,000)
Deferred revenue	12,000	(151,000)
Accrued interest on note payable	5,000	-
Net cash used in operating activities	(9,925,000)	(8,585,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection with Mobcrush Acquisition (Note 4)	586,000
Purchase of property and equipment	(11,000)	(6,000)
Capitalization of software development costs	(437,000)	(691,000)
Acquisition of other intangible assets	(137,000)	(72,000)
Net cash provided by (used in) used in investing activities	1,000	(769,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs (Note 6)	33,399,000	5,953,000
Proceeds from note payable (Note 5)	-	1,200,000
Proceeds from common stock option exercises	38,000	-
Net cash provided by financing activities	33,437,000	7,153,000

INCREASE (DECREASE) IN CASH	23,513,000	(2,201,000)
Cash - beginning of period	7,942,000	8,442,000
Cash - end of period	$31,455,000	$6,241,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with Mobcrush Acquisition	$59,855,000	$-
Issuance of common stock in connection with Framerate Acquisition	-	245,000

See accompanying notes to consolidated condensed financial statements

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (“Super League,” the “Company,” “we” or “our”) is a leading video game entertainment and experiences company that gives tens of millions of players multiple ways to create, connect, compete, and enjoy the video games they love. Fueled by proprietary and patented technology systems, the company’s offerings include gameplay properties in which young gamers form vibrant in-game communities, content creation platforms that power live broadcasts and on-demand video series that generate billions of views annually across the world’s biggest distribution channels, and competitive gaming tournaments featuring many of the most popular global titles. Through partnerships with top consumer brands, in-game player and brand monetization, and a fully virtual cloud-based video production studio, Super League is building a broadly inclusive business at the intersection of content creation, creator monetization, and both casual and competitive gameplay.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015. We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, as amended.

Acquisition of Mobcrush Streaming, Inc.

On June 1, 2021 (the “Closing Date”), the Company completed the acquisition of Mobcrush Streaming, Inc. (“Mobcrush”) pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush (the "Merger"). At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of the Company’s common stock and reserved an aggregate total of 514,633 shares of common stock for future stock option grants, under the Super League 2014 Stock Option and Incentive Plan, to the former Mobcrush employees retained by the Company in connection with the Merger, resulting in a total of 12,582,204 shares of the Company’s common stock issued and reserved as consideration for the Merger (the "Merger Consideration"). Upon completion of the Merger, Mobcrush became a wholly-owned subsidiary of the Company.

Mobcrush is a live streaming technology platform used by gaming influencers who generate and distribute original content to fans and subscribers across the most popular live streaming and social media platforms, including Twitch, YouTube, Facebook, Instagram, Twitter, and more. Mobcrush also operates Mineville, one of six official Minecraft servers in partnership with Microsoft.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush as of the Closing Date, including the results of operations from the closing date to the end of the current period presented herein. Refer to Note 4 for additional information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021.

The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The consolidated condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of June 30, 2021, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain reclassifications to operating expense line items have been made to prior year amounts for consistency and comparability with the current year’s consolidated condensed financial statements presentation. These reclassifications had no effect on the reported total operating expenses for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of goodwill and intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for business combinations, and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

Advertising and Sponsorships

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

Platform Generated Sales Transactions. Our Mobcrush subsidiary generates in-game Platform sales revenues via digital goods sold within the platform, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

Revenue for digital goods sold on the platform is recognized when Microsoft (our partner) collects the revenue and facilitates the transaction on the platform. Revenue for such arrangements includes all revenue generated, bad debt, make goods, and refunds of all transactions managed via the platform by Microsoft. The revenue is recognized on a monthly basis. Payments are made to the Company monthly based on the reconciled sales revenue generated.

Revenue was comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advertising and sponsorships	$485,000	$49,000	$928,000	$56,000
Content sales	365,000	236,000	646,000	457,000
Direct to consumer	234,000	39,000	298,000	54,000
	$1,084,000	$324,000	$1,872,000	$567,000

For the three and six months ended June 30, 2021, 42% and 39% of revenues were recognized at a single point in time, and 58% and 61% of revenues were recognized over time, respectively. For the three and six months ended June 30, 2020, 46% and 35% of revenues were recognized at a single point in time, and 54% and 65% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including direct labor, creative and broadcast related contract services, talent and influencers, content capture and production services, direct marketing, prizing, platform costs and revenue sharing fees.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expenses in the accompanying statements of operations. Advertising expenses for the three and six months ended June 30, 2021 were $117,000 and $251,000, respectively. Advertising expenses for the three and six months ended June 30, 2020 were $20,000 and $87,000, respectively.

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

Acquisitions

For acquisitions that meet the definition of a business under ASC 805, the Company records the acquisition using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. For acquisitions that do not meet the definition of a business under ASC 805, the Company accounts for the transaction as an asset acquisition.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

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

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales, marketing and advertising	$237,000	$197,000	$420,000	$395,000
Technology platform and infrastructure	24,000	59,000	57,000	148,000
General and administrative	300,000	141,000	495,000	556,000
Total noncash stock compensation expense	$561,000	$397,000	$972,000	$1,099,000

Equity Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred financing costs, if any, are included in other current assets in the accompanying balance sheet. For each of the three and six months ended June 30, 2021, financing costs charged against gross proceeds in connection with equity financings totaled $215,000. For each of the three and six months ended June 30, 2020, financing costs charged against gross proceeds in connection with equity financings totaled $434,000.

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of customers > 10% of revenues / percent of revenues	One / 15%	Six / 84%	-	Four / 61%

	June 30, 2021	December 31, 2020
Number of customers > 10% of accounts receivable / percent of accounts receivable	One / 13%	Four / 61%
Number of vendors > 10% of accounts payable / percent of accounts payable	One / 11%	One / 55%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 5,064,000 and 4,470,000 at June 30, 2021 and December 31, 2020, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

Recent Accounting Guidance

Recent Accounting Pronouncements - Not Yet Adopted. In February 2016, the FASB issued an ASU that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative periods in the financial statements and is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company is evaluating the impact that this guidance will have on its financial position, results of operations and financial statement disclosures.

Recent Accounting Pronouncements - Adopted. In June 2016, the FASB issued guidance on the measurement and recognition of credit losses on most financial assets. For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses will be presented as an adjustable allowance. The guidance will be applied retrospectively with the cumulative effect recognized as of the date of adoption. The guidance became effective at the beginning of the Company’s first quarter of the fiscal year ending December 31, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	June 30, 2021	December 31, 2020
	(Unaudited)
Capitalized software development costs	$3,712,000	$3,291,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	572,000	435,000
Intangible assets acquired in connection with Mobcrush Acquisition (Note 4)	19,500,000	-
	24,041,000	3,983,000
Less: accumulated amortization	(2,820,000)	(2,076,000)
Intangible and other assets, net	$21,221,000	$1,907,000

Amortization expense, excluding the impact of the Merger, for the three and six months ended June 30, 2021 totaled $284,000 and $550,000, respectively. Amortization expense included in cost of revenues for the three and six months ended June 30, 2021 totaled $13,000 and $16,000, respectively. Amortization expense for the three and six months ended June 30, 2020 totaled $302,000 and $795,000, respectively.

4.	Business Combinations

Acquisition of Mobcrush

On March 9, 2021, we entered into an Agreement and Plan of Merger, as amended on April 20, 2021, (the “Mobcrush Merger Agreement”) by and among Mobcrush, the Company, and SLG Merger Sub II, Inc., a wholly-owned subsidiary of the Company (“Merger Co”), which provided for the acquisition of Mobcrush by Super League pursuant to the merger of Merger Co with and into Mobcrush, with Mobcrush as the surviving corporation (the “Merger”).

On June 1, 2021 the “Closing Date”), the Company completed the Merger pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush. In accordance with the terms and subject to the conditions of the Mobcrush Merger Agreement: (A) each outstanding share of Mobcrush common stock, par value $0.001 per share ("Mobcrush Common Stock"), and Mobcrush preferred stock, par value $0.001, (other than dissenting shares) was canceled and converted into the right to receive (i) 0.528 shares of the Company's common stock, as determined in the Mobcrush Merger Agreement, and (ii) any cash in lieu of fractional shares of common stock otherwise issuable under the Mobcrush Merger Agreement (the "Merger Consideration"). At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of the Company’s common stock and reserved an aggregate total of 514,633 shares of common stock for future stock option grants, under the Super League 2014 Stock Option and Incentive Plan, to the former Mobcrush employees retained by the Company in connection with the Merger, resulting in a total of 12,582,204 shares of  common stock issued and reserved as consideration for the Merger. Upon completion of the Merger, Mobcrush became a wholly-owned subsidiary of the Company.

The Merger was approved by the board of directors of each of the Company and Mobcrush, and was approved by the stockholders of Mobcrush. For purposes of complying with Nasdaq Listing Rule 5635, Super League’s stockholders approved the issuance of an aggregate of 12,582,204 shares of Common Stock to be issued in connection with the Merger.

Transaction costs incurred by the Company relating to the Merger totaled $636,000 and were expensed as incurred in accordance with the acquisition method of accounting.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush from the closing date to the end of the current period presented herein (the "Stub Period"). Total revenues and net loss for Mobcrush operations, for the Stub Period, included in the consolidated statements of operations for each of the three and six months ended June 30, 2021 were $275,000 and $135,000, respectively.

The Company determined that the Mobcrush Merger constitutes a business acquisition as defined by Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Merger:

Equity Consideration at closing	12,067,571
Super League closing stock price per share on the Closing Date	$4.96
Fair value of common stock issued	$59,855,000

The fair value of the Company Common Stock used in determining the estimated fair value of the Merger Consideration was $4.96 per share based on the closing price of Company Common Stock on June 1, 2021, as quoted on the Nasdaq Capital Market.

The purchase price allocation was based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Merger, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Cash	$586,000
Accounts receivable	1,266,000
Prepaids	141,000
Property and equipment	13,000
Identifiable intangible assets	19,500,000
Accounts payable and accrued expenses	(1,966,000)
Deferred revenue	(130,000)
Net deferred income tax liability	(3,073,000)
Identifiable net assets acquired	16,337,000
Goodwill	43,518,000
Total purchase price	$59,855,000

The following table presents details of the fair values of the acquired intangible assets of Mobcrush:

	Estimated Useful Life (in years)	Amount
Preferred partner relationship	7	10,700,000
Developed technology	5	3,900,000
Influencers/content creators	5	2,000,000
Advertiser and agency relationships	5	1,900,000
Trademarks	7	500,000
Customer relationships	5	500,000
Total intangible assets acquired		$19,500,000

Aggregated amortization expense for each of the three and six months ended June 30, 2021, related to intangible assets acquired in connection with the Merger, totaled $251,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Merger is primarily attributable to expected synergies from combining the operations of Super League and Mobcrush, and also includes residual value attributable to the assembled and trained workforce acquired in the Merger.

Pursuant to the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each vested option to acquire shares of Mobcrush common stock held by former Mobcrush employees was exercised so that, at the effective time of the Merger, shares of Mobcrush Common Stock issued upon exercise of these vested options received shares of Company Common Stock issuable as Merger Consideration. Unvested options to acquire shares of Mobcrush common stock that were outstanding immediately prior to the Closing Date were canceled, and a number of options to purchase shares of Company Common Stock were issued to replace the cancelled unvested Mobcrush options in a manner consistent with options historically granted by Super League under the Super League 2014 Stock Option and Incentive Plan (the “Replacement Options”).

Pursuant to the terms of the Mobcrush Merger Agreement, 514,633 shares of the Company's common stock were reserved for Replacement Option grants to the former Mobcrush employees retained by the Company in connection with the Merger. As of June 30, 2021, 415,000 Replacement Options have been granted to former Mobcrush employees retained by the Company, with continued employment required to vest and retain the Replacement Options granted.  Under ASC 805, consideration arrangements in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the 514,633 shares of the Company's common stock reserved at closing for future stock option grants to former Mobcrush employees retained by the Company are not included as a component of the consideration paid in connection with the Merger, and will be accounted for pursuant to ASC 718, “Stock based Compensation,” upon grant.  Noncash stock compensation expense related to stock options granted pursuant to the terms of the Mobcrush Merger Agreement described above, totaled $40,000 for the three and six months ended June 30, 2021.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Closing Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. Any adjustments to the fair values of intangibles assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations. In addition, the Company is in the process of finalizing its estimate and analysis of the fair values of certain tax attributes acquired. Any adjustments to the preliminary estimates of tax attributes acquired will increase or decrease the estimated net deferred tax liability recorded in connection with the acquisition method of accounting, with an offsetting adjustment to goodwill.

The Merger was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Mobcrush will carryover. As a result, no new tax goodwill was created in connection with the Merger as there is no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. Acquisition date deferred tax assets primarily relate to certain net operating loss carryforwards of Mobcrush. Acquisition date deferred tax liabilities relate to specifically identified non-goodwill intangibles acquired. The estimated net deferred tax liability was determined as follows:

	Book Basis	Tax Basis	Difference
Intangible assets acquired	19,500,000	2,635,000	$(16,865,000)
Tangible assets acquired	13,000		(13,000)
Estimated net operating loss carryforwards - Mobcrush	-	5,895,000	5,895,000
Net deferred tax liability - pretax			(10,983,000)
Estimated tax rate			27.98%
Estimated net deferred tax liability			$(3,073,000)

Release of Valuation Allowance. Since inception, the Company maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the Merger created a source of income to utilize against the Company’s existing net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's net deferred tax assets was released, resulting in an income tax benefit of approximately $3,073,000, recorded as a credit to income tax expense for the three and six months ended June 30, 2021. The offsetting amounts reduced net deferred tax liabilities, $3,073,000 of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the Merger.

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only. The unaudited pro forma combined statements of operations for the three and six months ended June 30, 2021 and 2020, assume the acquisition occurred as of January 1, 2020. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$2,011,000	$1,725,000	$5,176,000	$3,627,000
Net Loss	(3,203,000)	(7,469,000)	(9,155,000)	(15,295,000)

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over the estimated economic useful life as described above, the expensing of stock options issued to former Mobcrush employees acquired in connection with the Merger, the exclusion of interest expense related to convertible debt of Mobcrush not assumed by Super League in connection with the Merger, the exclusion of nonrecurring transaction costs,  and the exclusion of amortization and depreciation related to tangible and intangible assets of Mobcrush existing immediately prior to the Merger.

The unaudited pro forma combined statements of operations for the periods presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of income for the three months ended June 30, 2021, as described above, totaling $3,073,000, is not reflected in the accompanying unaudited pro forma combined statements of income for the periods presented.

Acquisition of Framerate, Inc.

On June 3, 2019, Super League and SLG Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Framerate, Inc., a Delaware corporation (“Framerate”), pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Framerate Acquisition”). The Framerate Acquisition was consummated on June 6, 2019 when the certificate of merger of Merger Sub and Framerate was filed with the Secretary of State of the State of Delaware (the “Effective Date”). As consideration for the Framerate Acquisition, the Company ratably paid and/or issued to the former shareholders of Framerate an aggregate of i) $1.5 million paid in cash and ii) $1.0 million paid by the issuance of a total of 134,422 shares of the Company’s common stock, at a price per share of $7.4395 (the “Closing Shares”).

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

The Company hired the former Chief Executive of Framerate (“Framerate Executive”), who was also a selling shareholder of Framerate. Pursuant to the provisions of the Earn-Out included in the Merger Agreement, in the event that the Framerate Executive is terminated for cause or resigns from his employment with the Company at any time on or before the second anniversary of the Effective Date, and any such resignation is without “Good Reason” as such term is defined in his employment agreement, then the maximum amount of any portion of the Earn-Out that has not yet been earned as of the date of resignation shall be reduced by 44.0164%. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such approximately 44% of the estimated fair value of the Earn-Out, or $200,000 was accounted for as deferred compensation expense and being amortized in the statement of operations over the two-year period ending on the second anniversary of the Effective date. Noncash stock compensation expense related to the compensation component of the contingent consideration was $25,000 and $50,000, for the three and six months ended June 30, 2021. The remaining deferred compensation balance as of July 1, 2020 was expensed in July 2020 due to the cessation of services.

5.	NOTE PAYABLE

Long-Term Note Payable

On May 4, 2020, the Company entered into a forgivable loan from the U.S. Small Business Administration (“SBA”) resulting in net proceeds of $1,200,047 pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the CARES Act administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, the Company entered into a Note Payable Agreement with a bank (the “Lender”) (the “PPP Loan Agreement”). The PPP Loan had an original maturity date of May 4, 2022, and accrued interest at a rate of 1.00% per annum, with interest accruing throughout the period the PPP Loan was outstanding, or until forgiven.

The PPP Loan was accounted for as a financial liability in accordance with FASB ASC 470, “Debt.” Accordingly, the proceeds from the PPP Loan were recorded as a long-term liability on the balance sheet until either (1) the loan is, in part or wholly, forgiven and the company had been “legally released” or (2) the Company paid off the loan to the Lender. Interest was accrued in accordance with the interest method.

In May 2021, the PPP loan was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the Cares Act. Upon forgiveness, and legal release, the Company reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the accompanying statement of operations.

6.	STOCKHOLDERS’ EQUITY

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

The Company evaluated subsequent events for their potential impact on the consolidated condensed financial statements and disclosures through the date the consolidated condensed financial statements were available to be issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the consolidated condensed financial statements presented herein.

Bannerfy Acquisition

On August 11, 2021, the Company entered into a Share Purchase Agreement (the "Purchase Agreement") with William Roberts, Colin Gillespie, and Robert Pierre (collectively, "Sellers"), pursuant to which the Company agreed to purchase, and Sellers agreed to sell, all of the issued and outstanding common shares of Bannerfy, Ltd., a company organized under the laws of England and Wales ("Bannerfy") for a total purchase price of $7.0 million (the "Purchase Price") (the "Bannerfy Acquisition").

Pursuant to the Purchase Agreement, upon the consummation of the Bannerfy Acquisition (the "Closing"), the Company will pay to Sellers an initial payment of $2.45 million (the "Closing Consideration"), payable as follows (i) approximately $0.52 million in the form of a cash payment, and (ii) approximately $1.92 million in the form of shares of the Company's common stock at a price per share of $4.10, the closing price of the Company’s common stock on the date of the Purchase Agreement, as reported on the Nasdaq Capital Market.

In accordance with the Purchase Agreement, all remaining portions of the Purchase Price after the payment of the Closing Consideration, up to approximately $4.55 million (the "Contingent Consideration"), will be payable upon the achievement of certain revenue and gross profit thresholds for the remainder of the 2021 fiscal year, and each of the fiscal years ending December 31, 2022, and December 31, 2023.  The Contingent Consideration is payable in the form of both cash and shares of common stock, as more specifically set forth in the Purchase Agreement.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Purchase Agreement, a copy of which is filed as an exhibit to this Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Gaming, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the related notes included elsewhere in this interim report. Our consolidated condensed financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Super League Gaming (Nasdaq: SLGG) is a leading video game entertainment and experiences company that gives tens of millions of players multiple ways to create, connect, compete, and enjoy the video games they love. Fueled by proprietary and patented technology systems, the company’s offerings include gameplay properties in which young gamers form vibrant in-game communities, content creation platforms that power live broadcasts and on-demand video series that generate billions of views annually across the world’s biggest distribution channels, and competitive gaming tournaments featuring many of the most popular global titles. Through partnerships with top consumer brands, in-game player and brand monetization, and a fully virtual cloud-based video production studio, Super League is building a broadly inclusive business at the intersection of content creation, creator monetization, and both casual and competitive gameplay.

On June 1, 2021 (the “Closing Date”), the Company completed the acquisition of Mobcrush Streaming, Inc. (“Mobcrush”) pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush. At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of the Company’s common stock and reserved an aggregate total of 514,633 shares of common stock for future stock option grants, under the Super League 2014 Stock Option and Incentive Plan, to the former Mobcrush employees retained by the Company in connection with the Merger, resulting in a total of 12,582,204 shares of common stock issued and reserved as consideration for the Merger. Upon completion of the merger, Mobcrush became a wholly-owned subsidiary of the Company.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush as of the Closing Date, including the results of operations from the Closing Date to the end of the current period presented herein.

Executive Summary

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

During the six months ended June 30, 2021, management continued to focus on monetization with respect to our three primary revenue streams: (1) advertising revenues, (2) content revenues, and (3) direct to consumer revenues. In addition to the strong key performance indicator (“KPI”) performance we: (i) continued our focus on our premium advertising model for future monetization of our rapidly growing premium advertising inventory, and increased revenues generated from programmatic display and video advertising units; (ii) continued to focus on the monetization of our original and user generated content library and remote production and broadcast capabilities, which emerged as a significant component of revenue in 2020; (iii) continued to focus on the monetization of the gamer and creator through direct-to-consumer offers, including increases in sales of digital goods, primarily with our Minehut digital property, and the continued rollout of our micro-transaction marketplace; and, (iv) continued to unlock new ways that our content production technology can extend beyond esports into traditional sports and other entertainment formats representing revenue growth opportunities in the current and future periods. We expect to continue to grow our adverting pipeline across various verticals with the capability to provide brands and advertisers with targeted, high-quality integrations that warrant premium costs per impressions (“CPM”) advertising rates.

In addition, as described below, we completed our acquisition of Mobcrush, effective June 30, 2021. Mobcrush, is a live streaming technology platform used by hundreds of thousands of gaming influencers who generate and distribute almost two million hours of original content annually and have accumulated more than 4.5 billion fans and subscribers across the most popular live streaming and social media platforms, including Twitch, YouTube, Facebook, Instagram, Twitter, and more. Mobcrush also owns Mineville, one of six exclusive, official Minecraft server partners that is enjoyed by more than 22 million unique players annually. Mineville is highly complementary to Minehut, Super League’s owned and operated Minecraft community, strengthening the combined company’s leading position with young gamers. This strategic, all-stock transaction, is anticipated to be accretive and will enable Super League to take a significant leap forward in providing brands, advertisers, and other consumer facing businesses with massive audience reach across the most important engagement channels in video gaming - competitive events, social media and live streaming content, and in-game experiences.

We believe the combination of Super League and Mobcrush has the potential to represent a new, higher level of increased scale and reach, including the following:

●	The combined companies have the potential to reach more than 25 million players per year, three million players per month, with over 400,000 players per day.

●

In addition, the combination of Super League and Mobcrush has the potential for a U.S. monthly viewing audience of 85 million, which would create a top 50 U.S. media property according to measurements used by Nielsen.

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

Other Developments

In August 2021, we announced the launch of Pixel Paradise, the world’s very first Minecraft Bedrock Server designed from the ground up to prioritize roleplaying while bringing your imagination to life with your friends. In Pixel Paradise, players take a vacation from player vs player competition and are whisked away to an island where creativity and resourcefulness are the most critical skills. Completing tasks will require players to learn how to manage their currency, optimize their resources, and pursue helpful communications with their existing and new friends. For players seeking a little more action, Pixel Paradise offers mini-games based on popular Minecraft game modes. Pixel Paradise is the newest release by InPvP, an official Microsoft Minecraft partner enjoyed by more than 22 million players annually.

In July 2021, ThriveFantasy, a daily fantasy sports and esports app for player props, announced that it signed a preferred partnership to become an official daily fantasy esports platform for Super League Gaming. The partnership expands ThriveFantasy’s capabilities as the largest and leading provider of esports fantasy games in the industry.

On August 11, 2021, we entered into a Share Purchase Agreement for the acquisition of Bannerfy, Ltd., an intelligent technology platform that enables digital video and live streaming creators to collaborate with tier one sponsors on their social media channels including YouTube through scalable and custom premium placements (the "Bannerfy Acquisition"). Please see Item 5, Other Information, for further disclosure regarding the Bannerfy Acquisition.

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

In March 2021, we announced the continuation of our existing partnership with Topgolf Entertainment Group to broadcast a series of World Golf Tour by Topgolf competitive events. These events, streamed live across digital platforms, bring together avid golf fans, celebrities and professional athletes-connecting everyone through their love for the game of golf.

Key Performance Indicators.

We have a rich portfolio of products and offers with compelling KPIs which provides insight into our depth and reach, enabling unique opportunities to reach and engage young gamers under 18 years of age, as well as opportunities to reach and engage gamers 18-34 years of age, including the following:

Super League’s Young Gamers Network enables unique reach to gamers under 18 and includes:

•	Minehut, the largest Minecraft server community host in North America with more than 4 million registered users

•	Mineville, an official Minecraft Bedrock server reaching more than 20 million players annually

•	Pixel Paradise, the recently launched first-ever official Minecraft Bedrock server to prioritize role playing

•	Multiple original series on Snapchat, including Taking Shape featuring Minecraft gameplay, and Sticks N Stones featuring Animal Crossing

•	Partnerships with a growing number of Roblox game developers and media platforms

•	An expanding presence on Tik Tok highlighted by the Super League Gaming and Minehut channels

Super League’s Core Gamers Network presents opportunities to engage gamers 18-34 and includes:

•	Mobcrush’s reach across digital live streaming platforms to a Nielsen-verified U.S. audience of 85 million monthly (December 2020) through more than 7.7 billion annual views

•	Access to more than 200,000 AI-generated gameplay highlights featuring many of the world’s most popular titles

•

Super League’s esports invitational tournament series, Super League Arena, which has inspired more than 65 million views year-to-date across Twitch, YouTube, and Tik Tok, featuring semi-pro and top amateur players competing in titles such as League of Legends, Valorant, Rocket League, Apex Legends, CS:GO, and more.

•

The Framerate social media network comprised of eight channels across Instagram and Tik Tok featuring user generated gameplay highlights spanning more than a dozen popular games, delivering more than 30 million social video views per month

•	The acquisition of Bannerfy will expand our reach and ability to engage with this core gamer demographic

The primary KPIs used by management on a consolidated basis to assess our progress and drive revenue growth, which is also a key performance indicator, are as follows:

●

Views and Impressions: During the six months ended June 30, 2021, we generated 5.8 billion views and impressions (including Mobcrush from January 1, 2021), compared to  808.5 million views and impressions during the six months ended June 30, 2020. This continued growth in views results in the growth of our total and monetizable advertising inventory, which we believe will drive an increasing number of brands and advertisers to our audience and platform.

●

Monthly Active Users: As of June 30, 2021, we reached monthly active users of approximately 3.0 million. We believe that continuing the trend of increasing MAU leads to the introduction of more gamers and creators into our customer funnel, from whom we can gather higher volumes of quality user generated content and convert into subscribers and/or upsell into other paid offers.

●

Gameplay Hours: During the six months ended June 30, 2021, including our gaming experiences and our expanding digital gameplay channels, we generated approximately 60.0 million hours of gameplay and other engagement, as compared to approximately 30.5 million hours of gameplay and other engagement during the six months ended June 30, 2020. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

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

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for a significant portion of fiscal year 2020, we reported significant quarter over quarter growth in revenues in the second half of fiscal 2020, and the first half of 2021 and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party user generated content in future periods, as we continue to expand our advertising inventory, viewership and related sales activities.

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

Critical Accounting Estimates

Our unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated condensed statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated condensed financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021. In addition, refer to Note 2 to the consolidated condensed financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

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

Platform Generated Sales Transactions. Our Mobcrush subsidiary generates in-game Platform sales revenues via digital goods sold within the platform, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

Revenue for digital goods sold on the platform is recognized when Microsoft (our partner) collects the revenue and facilitates the transaction on the platform. Revenue for such arrangements includes all revenue generated, bad debt, make goods, and refunds of all transactions managed via the platform by Microsoft. The revenue is recognized on a monthly basis. Payments are made to the Company monthly based on the reconciled sales revenue generated.

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

Accounting for Business Combinations

In connection with the application of purchase accounting in connection with the Mobcrush Merger, as described above, we estimated the fair values of the assets acquired and liabilities assumed. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date. Fair value measurements can be highly subjective, and it is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results may vary from projected results.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We consider our market capitalization and the carrying value of our assets and liabilities, including goodwill, when performing our goodwill impairment tests. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we then apply a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the statement of operations. We operate in one reporting segment.

If a potential impairment exists, a calculation is performed to determine the fair value existing goodwill. This calculation is based on a valuation model, which considers the estimated future undiscounted cash flows resulting from the reporting unit, and a discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists. In assessing goodwill impairment, significant judgment is required in connection with estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors that are used to determine the fair value of our reporting unit. If these estimates or related projections change in future periods, future goodwill impairment tests may result in charges to earnings.

Results of Operations for the Three and Six Months ended June 30, 2021 and 2020

The following table sets forth a summary of our statements of operations for the three and six months ended June 30, 2021 and 2020: (dollars in thousands):

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
REVENUES	$1,084	$324	$760	235%	$1,872	$567	$1,305	230%
COST OF REVENUES	533	116	417	359%	875	233	642	276%
GROSS PROFIT	551	208	343	165%	997	334	663	199%
OPERATING EXPENSES
Selling, marketing and advertising	1,934	1,256	678	54%	3,417	2,529	888	35%
Technology platform and infrastructure	2,497	1,685	812	48%	4,100	3,590	510	14%
General and administrative	2,433	1,826	607	33%	4,419	3,922	497	13%
Total operating expenses	6,864	4,767	2,097	44%	11,936	10,041	1,895	19%
NET LOSS FROM OPERATIONS	(6,313)	(4,559)	(1,754)	38%	(10,939)	(9,707)	(1,232)	13%
OTHER INCOME (EXPENSE), NET	1,214	(1)	1,215	+300%	1,215	13	1,202	+300%
Loss before benefit from income taxes	(5,099)	(4,560)	(539)	12%	(9,724)	(9,694)	(30)	-%
Benefit from income taxes	3,073	-	3,073	100%	3,073	-	3,073	100%
NET LOSS	$(2,026)	$(4,560)	$2,534	(56)%	$(6,651)	$(9,694)	$3,043	(31)%

Comparison of the Results of Operations for the Three and Six Months ended June 30, 2021 and 2020

Revenue (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Advertising and sponsorships	$485	$49	$436	+300%	$928	$56	$872	+300%
Content sales	365	236	129	55%	646	457	189	41%
Direct to consumer	234	39	195	+300%	298	54	244	+300%
	$1,084	$324	$760	235%	$1,872	$567	$1,305	230%

Revenue for the three months ended June 30, 2021 increased $760,000 or 235%, compared to the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 increased $1,305,000 or 230%, compared to the six months ended June 30, 2020. For the three and six months ended June 30, 2021, one customer accounted for 14% and, no individual customer accounted for more than 10% of revenues, respectively. For the three and six months ended June 30, 2020, six customers accounted for 84% and four customers accounted for 61% of revenues, respectively.

The increase in revenues for the three and six months ended June 30, 2021 primarily reflects significant increases in direct sales and programmatic advertising on our owned and operated, and our partner’s digital channels, and an increase in content sales revenues, compared to the prior year periods, reflecting our continued focus on the monetization of our increasing premium advertising inventory and esports and entertainment content. The increase also reflects advertising and sponsorship revenues and Mineville revenues for Mobcrush, from the closing date of the Merger through June 30, 2021 totaling $275,000.

Advertising and sponsorship revenues for the three months ended June 30, 2021 increased $436,000, or +300%, and included revenues from Minehut and Roblox activations with Logitech, in connection with our MoonJam Festival, Disney+, in connection with Disney+’s Mysterious Benedict Society property, and with Universal PLC Group in connection with the animated movie Boss Baby 2, and animated movie Spirit Untamed. In addition, revenues for the three and six months ended June 30, 2021 included advertising and sponsorship revenues for Mobcrush, from the closing date through June 30, 2021 totaling $117,000.

The increase in advertising and sponsorship revenues also reflects an increase in direct sales and programmatic display and video advertising revenues within our Minecraft related digital property, Minehut, of $88,000, or 221%, compared to the prior year quarter, during which our programmatic advertising revenue programs were in the early stages.

Advertising and sponsorship revenues for the six months ended June 30, 2021 increased $872,000, or +300%, and in addition to the revenues described above, included revenues from advertising campaigns with ViacomCBS Digital, in connection with the promotion of ViacomCBS Digital’s Spongebob property, Logitech, Inc., in connection with our Galentine’s Games and Minehut related Spring Break activations, Square Enix, in connection with the promotion of their platform game, Balan Wonderworld, and Moose Toys, in connection with the promotion of Moose Toys’ Goo Jit Zu and Treasure X products within our Minehut digital property. The change reflects an increase in direct sales and programmatic display and video advertising revenues within our Minecraft related digital property, Minehut, of $188,000, or +300%, compared to the prior year period, during which our programmatic advertising revenue programs were in the early stages.

Content related revenues for the three and six months ended June 30, 2021 increased $129,000, or 55%, and $189,000, or 41%, respectively. The increase was primarily driven by an increase in sales of our proprietary and user generated content, primarily with Snap Inc., Cox Media, and Samsung Electronics America, Inc., and live stream, remote production and broadcast related content sales activities with Endemol Shine North America, a division of Banijay, AVY Entertainment (DBA Tempo Storm), Aftershock Media Group, Topgolf Entertainment Group, Hitbox, LLC d/b/a Next Generation Esports and GenG during the three and six months ended June 30, 2021.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for the first and second quarters of 2020, and throughout fiscal year 2020, we reported significant quarterly revenue growth in the second half of fiscal 2020 and in the first and second quarters of 2021, compared to the comparable prior year quarters, and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and user generated content in future periods, as we continue to expand our premium advertising inventory, viewership and related sales activities.

Direct to consumer revenues for the three and six months ended June 30, 2021 increased $195,000, or +300%, and $244,000 or +300%, respectively, compared to the comparable prior periods.

Direct to consumer revenues, prior to the acquisition of Mobcrush, were primarily comprised of revenues generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community.

Mobcrush generates direct to consumer in-game Platform sales revenues via digital goods sold within the InPvP Mineville platform, one of six official Microsoft Minecraft partner servers, enjoyed by more than 22 million unique players annually, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash. Direct to consumer revenues for the three and six months ended June 30, 2021 included Mineville revenues, from the closing date through June 30, 2021 totaling $158,000.

Cost of Revenue (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$533	$116	$417	359%	$875	$233	$642	276%

Cost of revenues for the three and six months ended June 30, 2021 increased $417,000, or 359%, and $642,000, or 276%, compared to the 235% and 230% increase in related revenues, respectively, for the same periods. The greater than proportionate increase in cost of revenue was primarily due to lower actual costs incurred for certain contracted activations in the second quarter of 2020 as we transitioned those projects from offline to online in response to the COVID-19 pandemic and the ensuing shutdown.

In addition, cost of revenues fluctuate period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, and advertising and content sales activities occurring each period.

Operating Expenses (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Selling, marketing and advertising	$1,934	$1,256	$678	54%	$3,417	$2,529	$888	35%
Technology platform and infrastructure	2,497	1,685	812	48%	4,100	3,590	510	14%
general and administrative	2,433	1,826	607	33%	4,419	3,922	497	13%
Total operating expenses	$6,864	$4,767	$2,097	44%	$11,936	$10,041	$1,895	19%

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Sales, marketing and advertising	$237	$197	$40	20%	$420	$395	$25	6%
Technology platform and infrastructure	24	59	(35)	(59)%	57	148	(91)	(61)%
General and administrative	300	141	159	113%	495	556	(61)	(11)%
Total noncash stock compensation expense	$561	$397	$164	41%	$972	$1,099	$(127)	(12)%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense for the three months ended June 30, 2021 was primarily due to an increase in personnel costs, including noncash stock compensation, associated with the acquisition of Mobcrush and the integration of a total of 26 former Mobcrush employees, effective June 1, 2021, sixteen of which are included in our commercial and product functions. The change also reflects a net increase since the end of the prior year comparable quarter of approximately five full-time employees (excluding impact of Merger), of marketing personnel associated with the increase in our inhouse direct sales and marketing team, focused on monetization and an increase in personnel in our creative and content functions. The increase also reflects a $96,000 increase in digital marketing expense, compared to the prior year period, which reflected a reduction in marketing costs due to the impact of the COVID-19 pandemic on our marketing activities in first quarter of 2020.

The increase in selling, marketing and advertising expense for the six months ended June 30, 2021 was primarily due to the increase in personnel in connection with the Merger, as described above. The change also reflects an increase since the end of the prior year period of approximately four full-time employees (excluding impact of the Merger), of marketing personnel associated with the increase in our direct sales and marketing team focused on monetization and an increase in personnel in our creative and content functions. The increase also reflects a $196,000 increase in digital marketing expense, compared to the prior year period, which reflected a reduction in marketing costs due to the impact of the COVID-19 pandemic on our marketing activities in first quarter of 2020.

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

The increase in technology platform and infrastructure costs for the three months ended June 30, 2021 reflects an increase in personnel costs associated with the acquisition of Mobcrush and the integration of a total of 26 former Mobcrush employees, effective June 1, 2021, nine of which are included in our technology and engineering function. Excluding the impact of the Mobcrush acquisition, the increase in technology platform and infrastructure costs for the three months ended June 30, 2021 was due primarily to an increase in cloud services and other technology platform costs totaling $359,000, which primarily reflects the impact of the surge in engagement across our digital properties occurring subsequent to the first quarter of 2020 and continuing into fiscal year 2021. The increase also reflects Mobcrush related technology platform and infrastructure costs for the period from June 1, 2021 to June 30, 2021, totaling $231,000, primarily comprised of cloud services and platform consulting services costs. Technology platform and infrastructure costs for the three months ended June 30, 2020 included the acceleration of amortization related to the termination of certain rights and licenses in connection with amendments to an arrangement with a commercial partner, totaling $107,000.

The net increase in technology platform and infrastructure costs for the six months ended June 30, 2021 was primarily due to an increase in cloud services and other technology platform costs totaling $542,000, which primarily reflects the impact of the surge in engagement across our digital properties occurring subsequent to the first quarter of 2020 and continuing into fiscal year 2021. The increase also reflects the increase in personnel in connection with the Merger with Mobcrush, as described above. The increase was partially offset by a net reduction in engineering personnel costs (excluding the impact of the Merger) totaling $129,000. In addition, during the six months ended June 30, 2020, technology platform and infrastructure costs included the acceleration of amortization, totaling $306,000, related to the termination of the License Agreement in the first quarter of 2020.

General and Administrative. General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Personnel costs	$532	$501	$31	6%	$993	$992	$1	-%
Office and facilities	28	90	(62)	(69)%	55	189	(134)	(71)%
Professional fees	389	144	245	170%	846	353	493	140%
Stock-based compensation	300	141	159	113%	495	556	(61)	(11)%
Depreciation and amortization	89	52	37	71%	140	123	17	14%
Other	1,095	898	197	22%	1,890	1,709	181	11%
Total general and administrative expense	$2,433	$1,826	$607	33%	$4,419	$3,922	$497	13%

A summary of the main drivers of the change in general and administrative expenses for the periods presented is as follows:

For the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

●

Office and facilities costs decreased due to the termination of the leases for 75% of our office space in Santa Monica, California, and converting to a fully remote work structure as of June 30, 2020, resulting in significant rent and facilities costs savings for the applicable periods presented and going forward.

●

Professional fees costs increased $245,000, or 170%, primarily due to legal, audit, advisory and financial and tax due diligence professional fees, totaling $159,000, incurred in connection with the Merger described elsewhere in this Report. In accordance with the acquisition method of accounting, acquisition-related costs incurred are expensed as incurred in the period that the services are performed. The increase also reflects Mobcrush related professional fees totaling $23,000 related to outsourced accounting services in the applicable period.

●

Noncash stock compensation expense included in general and administrative expense increased primarily due to the annual grant of incentive equity-based awards to certain employees during the period, in connection with our board approved compensation and retention programs. The increase was partially offset by a decrease in warrant expense due to the completion of the vesting and related expensing of certain previously granted nonemployee common stock purchase warrants in the second quarter of 2020.

●

Other general and administrative expenses increased $197,000, or 22% primarily due to an increase in proxy and annual shareholder meeting expenses totaling $258,000, which was comprised of proxy solicitation, printing and mailing costs incurred in connection with our 2021 Annual Shareholders Meeting, which included, among other proposals, our proposal requesting our stockholders to approve of the Mobcrush related common stock issuance in connection with the Merger, in order to comply with Listing Rule 5635 of the Nasdaq Stock Market. The increase was partially offset by a slight decrease in D&O insurance premiums for the 2021-2022 policy period and corporate consulting expenses.

For the six months ended June 30, 2021, compared to the six months ended June 30, 2020

●

Office and facilities costs decreased due to the termination of the leases for 75% of our office space in Santa Monica, California, and converting to a fully remote work structure as of June 30, 2020, resulting in significant rent and facilities costs savings for the applicable periods presented and going forward.

●

Professional fees costs increased $493,000, or 140%, primarily due to legal, audit, advisory and financial and tax due diligence professional fees, totaling $378,000, incurred in connection with the proposed acquisition of Mobcrush, described elsewhere herein.

●

Noncash stock compensation expense included in general and administrative expense decreased primarily due to the completion of the vesting and related expensing of certain previously granted nonemployee common stock purchase warrants in the second quarter of 2020, resulting in a decrease in warrant related stock compensation of $282,000 for the three months ended June 30, 2021. The decrease was partially offset by the annual grant of incentive equity-based awards to certain employees during the period, in connection with our board approved compensation and retention programs.

●

Other general and administrative expenses increased $181,000, or 11% primarily due to an increase in proxy and annual shareholder meeting expenses, including legal, proxy solicitation, printing and mailing costs, incurred in connection with our 2021 Annual Shareholders Meeting, which included, among other proposals, our proposal requesting our stockholders to approve of the Mobcrush related common stock issuance in connection with the Merger, in order to comply with Listing Rule 5635 of the Nasdaq Stock Market.

Other Income (Expense)

In May 2020, we entered into a forgivable loan from the U. S. Small Business Administration (“SBA”) resulting in net proceeds of approximately $1.2 million pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, we entered into a note payable agreement with a third-party lender (the “PPP Loan Agreement”). In May 2021, the PPP loan and accrued interest was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the Cares Act. Upon forgiveness, and legal release, we reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the accompanying statement of operations for 2021 periods presented herein.

Benefit for Income Taxes

Release of Valuation Allowance. Since inception, we have maintained a full valuation allowance against our net deferred tax assets. The net deferred tax liability resulting from the Merger created a source of income to utilize against our  existing net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's net deferred tax assets was released, resulting in an income tax benefit of approximately $3,073,000, recorded as a credit to income tax expense for the three and six months ended June 30, 2021. The offsetting amounts reduced net deferred tax liabilities, $3,073,000 of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the Merger.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $31.5 million and $7.9 million at June 30, 2021 and December 31, 2020, respectively. The increase in cash for the periods presented reflect the impact of operating, investing and financing cash flow related activities as described below.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities, such as the registered direct offerings completed during the first quarter. Our management believes that our cash balances will be sufficient to meet our cash requirements through at least June 2022. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

We are focused on expanding our service offerings and revenue growth opportunities through internal development, collaborations, and through one or more strategic acquisitions. We continue to evaluate potential strategic acquisitions. To finance such strategic acquisitions, we may find it necessary to raise additional equity capital, incur debt, or both. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans which, in turn, would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(9,925)	$(8,585)
Net cash used in investing activities	1	(769)
Net cash provided by financing activities	33,437	7,153
Increase in cash	23,513	(2,201)
Cash and cash equivalents, at beginning of period	7,942	8,442
Cash and cash equivalents, at end of period	$31,455	$6,241

Cash Flows from Operating Activities. Net cash used in operating activities during the six months ended June 30, 2021 primarily reflected our net GAAP loss for the six months ended June 30, 2021 of ($6,651,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities totaling ($3,274,000), which included $972,000 of noncash stock compensation charges, depreciation and amortization of $801,000, a noncash gain totaling $1,213,000 in connection with the forgiveness of our PPP Loan in May 2021 and changes in valuation allowance totaling $3,073,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course. Net cash used in operating activities during the six months ended June 30, 2020 was $8,585,000, which primarily reflected our net GAAP loss for the six months ended June 30, 2020 of $9,694,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $1,109,000, which included $1,099,000 of noncash stock compensation charges and depreciation and amortization of $854,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash acquired in connection with Merger with Mobcrush	586	-
Purchase of property and equipment	$(11)	$(6)
Capitalization of software development costs	(437)	(691)
Acquisition of other intangible and other assets	(137)	(72)
Net cash used in investing activities	$1	$(769)

Acquisition of Mobcrush

On June 1, 2021 we completed the acquisition of Mobcrush pursuant to which we acquired all of the issued and outstanding shares of Mobcrush. At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of Company Common Stock and reserved an aggregate total of 514,633 shares of Company Common Stock for issuance pursuant to stock options to be granted to Mobcrush employees retained in connection with the Merger, resulting in a total of 12,582,204 shares of Company Common Stock issued and reserved as consideration for the Merger. Upon completion of the merger, Mobcrush became a wholly-owned subsidiary of the Company. Refer to Note 4 to the consolidated condensed financial statements herein for information regarding assets acquired and liabilities assumed in connection with the Mobcrush Merger.

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Proceeds from issuance of common stock, net	$33,399	$5,953
Proceeds from note payable	-	1,200
Proceeds from stock option exercises	38	-
Net cash used in investing activities	$33,437	$7,153

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

On May 4, 2020, we entered into a forgivable loan from the SBA resulting in net proceeds of approximately $1.2 million pursuant to the PPP enacted by Congress under the CARES Act administered by the SBA. To facilitate the PPP Loan, we entered into a note payable agreement with a third-party lender. In May 2021, the PPP loan was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the CARES Act. Upon forgiveness, and legal release, we reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the accompanying statement of operations for the 2021 periods presented herein.

Contractual Obligations

As of June 30, 2021, except as described below, and excluding the forgivable PPP Loan described above, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of June 30, 2021 we maintain approximately 1,650 square feet of office space on a month-to-month basis. The following table lists our material known future cash commitments as of June 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Insurance premium financing	$1,042,000	$1,042,000	-	-

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated condensed financial statements included elsewhere herein. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Contingencies

Certain conditions may exist as of the date the consolidated condensed financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated condensed financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Recent Accounting Pronouncements

Refer to Note 2 to the accompany consolidated condensed financial statements contained elsewhere in this Report.

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

On June 1, 2021 the Company completed the acquisition of Mobcrush pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush. Upon completion of the merger, Mobcrush became a wholly-owned subsidiary of the Company. The Company is in the process of evaluating internal control over financial reporting in connection with the acquisition of Mobcrush, and expects to complete our evaluation by December 31, 2021.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the following risk factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

We may experience difficulties in integrating the operations of Bannerfy into our business and in realizing the expected benefits of the Bannerfy Acquisition.

The success of the Bannerfy Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Bannerfy with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Bannerfy Acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Bannerfy with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Bannerfy Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

Closing of the Bannerfy Acquisition is subject to conditions to closing that could result in the Bannerfy Acquisition being delayed or not consummated and can be terminated in certain circumstances, each of which could negatively impact our stock price and future business and operations.

The Bannerfy Acquisition is subject to conditions to closing as set forth in the Purchase Agreement. In addition, each of the Company and Bannerfy has the right, in certain circumstances, to terminate the Purchase Agreement. If the Purchase Agreement is terminated or any of the conditions to the Bannerfy Acquisition are not satisfied and, where permissible, not waived, the Bannerfy Acquisition will not be consummated. Failure to consummate the Bannerfy Acquisition or any delay in the consummation of the Bannerfy Acquisition or any uncertainty about the consummation of the Bannerfy Acquisition may adversely affect the Company’s stock price or have an adverse impact on the Company’s future business operations.

In addition, the Company could be subject to litigation related to any failure to complete the Bannerfy Acquisition or related to any proceeding commenced against the Company seeking to require the Company to perform its obligations under the Purchase Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Bannerfy Acquisition

On August 11, 2021, the Company entered into a Share Purchase Agreement (the "Purchase Agreement") with William Roberts, Colin Gillespie, and Robert Pierre (collectively, "Sellers"), pursuant to which the Company agreed to purchase, and Sellers agreed to sell, all of the issued and outstanding common shares of Bannerfy, Ltd., a company organized under the laws of England and Wales ("Bannerfy") for a total purchase price of $7.0 million (the "Purchase Price") (the "Bannerfy Acquisition").

Pursuant to the Purchase Agreement, upon the consummation of the Bannerfy Acquisition (the "Closing"), the Company will pay to Sellers an initial payment of $2.45 million (the "Closing Consideration"), payable as follows (i) approximately $0.52 million in the form of a cash payment, and (ii) approximately $1.92 million in the form of shares of the Company's common stock at a price per share of $4.10, the closing price of the Company’s common stock on the date of the Purchase Agreement, as reported on the Nasdaq Capital Market.

In accordance with the Purchase Agreement, all remaining portions of the Purchase Price after the payment of the Closing Consideration, up to approximately $4.55 million (the "Contingent Consideration"), will be payable upon the achievement of certain revenue and gross profit thresholds for the remainder of the 2021 fiscal year, and each of the fiscal years ending December 31, 2022, and December 31, 2023.  The Contingent Consideration is payable in the form of both cash and shares of common stock, as more specifically set forth in the Purchase Agreement.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Purchase Agreement, a copy of which is filed as an exhibit to this Report.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Gaming, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed March 11, 2021.

2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Gaming, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021	Exhibit 10.1 to the Current Report on Form 8-K, filed April 21, 2021.

10.1	Form of Registration Rights Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed March 11, 2021.

10.2	Form of Voting Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed March 11, 2021.

10.3	Form of Securities Purchase Agreement, dated March 19, 2021	Exhibit 10.1 to the Current Report on Form 8-K, filed March 23, 2021.

10.4	Share Purchase Agreement, by and between Super League Gaming, Inc. and Bannerfy Ltd., dated August 11, 2021.

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 16, 2021

