Form 10-Q
period 2021-09-30
Super League Gaming, Inc.
filed 2021-11-15
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 35,778,259 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,512,000	$7,942,000
Accounts receivable	3,598,000	588,000
Prepaid expenses and other current assets	1,210,000	837,000
Total current assets	29,320,000	9,367,000
Property and equipment, net	113,000	138,000
Intangible and other assets, net	23,305,000	1,907,000
Goodwill	46,125,000	2,565,000
Total assets	$98,863,000	$13,977,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,100,000	$1,829,000
Deferred revenue	154,000	-
Total current liabilities	4,254,000	1,829,000
Deferred taxes	551,000	-
Long term note payable	-	1,208,000
Total liabilities	4,805,000	3,037,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 35,778,259 and 15,483,010 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	45,000	25,000
Additional paid-in capital	212,172,000	115,459,000
Accumulated deficit	(118,159,000)	(104,544,000)
Total stockholders’ equity	94,058,000	10,940,000
Total liabilities and stockholders’ equity	$98,863,000	$13,977,000

See accompanying notes to consolidated condensed financial statements

SUPER LEAGUE GAMING, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUES	$3,605,000	$718,000	$5,478,000	$1,285,000

COST OF REVENUES	2,250,000	327,000	3,125,000	560,000

GROSS PROFIT	1,355,000	391,000	2,353,000	725,000

OPERATING EXPENSES
Selling, marketing and advertising	2,818,000	1,476,000	6,236,000	4,005,000
Engineering, technology and development	3,113,000	1,430,000	7,215,000	5,109,000
General and administrative	2,397,000	1,782,000	6,814,000	5,615,000
Total operating expenses	8,328,000	4,688,000	20,265,000	14,729,000

NET OPERATING LOSS	(6,973,000)	(4,297,000)	(17,912,000)	(14,004,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	-	(3,000)	(5,000)	(5,000)
Gain on loan forgiveness	-	-	1,213,000	-
Other	4,000	2,000	11,000	17,000
Total other income (expense)	4,000	(1,000)	1,219,000	12,000

Loss before benefit from income taxes	(6,969,000)	(4,298,000)	(16,693,000)	(13,992,000)

Benefit from income taxes	5,000	-	3,078,000	-

NET LOSS	$(6,964,000)	$(4,298,000)	$(13,615,000)	$(13,992,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.20)	$(0.36)	$(0.49)	$(1.39)
Weighted-average number of shares outstanding, basic and diluted	35,530,759	12,063,778	27,571,287	10,084,002

See accompanying notes to consolidated condensed financial statements

SUPER LEAGUE GAMING, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Common stock (Shares)
Balance, beginning of period	35,340,633	10,460,696	15,483,010	8,573,922
Issuance of common stock at $2.60 per share	-	-	3,076,924	-
Issuance of common stock at $4.10 per share	-	-	2,926,830	-
Issuance of common stock at $9.00 per share	-	-	1,512,499	-
Issuance of common stock at $3.50 per share	-	-	-	1,825,000
Issuance of common stock at $1.85per share		4,988,981		4,988,981
Common stock issued for Mobcrush Acquisition (Note 4)		-	12,067,571
Common stock issued for Bannerfy Acquisition (Note 4)	415,855	-	415,855	-
Common stock issued for Framerate Acquisition (Note 4)	-	-		32,936
Stock-based compensation	21,771	33,333	295,570	62,171
Balance, end of period	35,778,259	15,483,010	35,778,259	15,483,010

Common stock (Amount):
Balance, beginning of period	$45,000	$20,000	$25,000	$18,000
Issuance of common stock at $2.60 per share	-	-	3,000	-
Issuance of common stock at $4.10 per share	-	-	3,000	-
Issuance of common stock at $9.00 per share	-		2,000
Issuance of common stock at $3.50 per share	-		-	2,000
Issuance of common stock at $1.85per share		5,000		5,000
Common stock issued for Mobcrush Acquisition (Note 4)	-		12,000
Balance, end of period	$45,000	$25,000	$45,000	$25,000

Additional paid-in-capital:
Balance, beginning of period	$209,703,000	$106,237,000	$115,459,000	$99,237,000
Issuance of common stock at $2.60 per share, net of issuance costs	-	-	7,924,000	-
Issuance of common stock at $4.10 per share, net of issuance costs	-	-	11,927,000	-
Issuance of common stock at $9.00 per share, net of issuance costs	-	-	13,540,000	-
Issuance of common stock at $3.50 per share, net of issuance costs	-	-	-	5,951,000
Issuance of common stock at $1.85per share		8,398,000		8,398,000
Common stock issued for Mobcrush Acquisition (Note 4)	-	-	59,843,000	-
Common stock issued for Bannerfy Acquisition (Note 4)	1,768,000	-	1,768,000	-
Stock-based compensation	636,000	380,000	1,608,000	1,429,000
Stock option exercises	73,000	10,000	111,000	10,000
Other	(8,000)		(8,000)
Balance, end of period	$212,172,000	$115,025,000	$212,172,000	$115,025,000

Accumulated deficit:
Balance, beginning of period	$(111,195,000)	$(95,506,000)	$(104,544,000)	$(85,812,000)
Net Loss	(6,964,000)	(4,298,000)	(13,615,000)	(13,992,000)
Balance, end of period	(118,159,000)	(99,804,000)	(118,159,000)	(99,804,000)
Total stockholders’ equity	$94,058,000	$15,246,000	$94,058,000	$15,246,000

See accompanying notes to consolidated condensed financial statements

SUPER LEAGUE GAMING, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,615,000)	$(13,992,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,962,000	1,098,000
Stock-based compensation	1,609,000	1,570,000
Gain on loan forgiveness (Note 5)	(1,213,000)	-
Change in valuation allowance (Note 4)	(3,078,000)	-
Changes in assets and liabilities:
Accounts receivable	(1,664,000)	(679,000)
Prepaid expenses and other current assets	(225,000)	(430,000)
Accounts payable and accrued expenses	(78,000)	(125,000)
Deferred revenue	24,000	(121,000)
Accrued interest on note payable	5,000	5,000
Net cash used in operating activities	(16,273,000)	(12,674,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection with Mobcrush Acquisition (Note 4)	586,000	-
Cash paid in connection with Bannerfy Acquisition, net (Note 4)	(496,000)	-
Purchase of property and equipment	(12,000)	(7,000)
Capitalization of software development costs	(560,000)	(877,000)
Acquisition of other intangible assets	(176,000)	(104,000)
Net cash used in investing activities	(658,000)	(988,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs (Note 6)	33,390,000	14,356,000
Proceeds from note payable (Note 5)	-	1,200,000
Proceeds from common stock option exercises	111,000	10,000
Net cash provided by financing activities	33,501,000	15,566,000

INCREASE IN CASH	16,570,000	1,904,000
Cash - beginning of period	7,942,000	8,442,000
Cash - end of period	$24,512,000	$10,346,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with Mobcrush Acquisition	$59,855,000	$-
Issuance of common stock in connection with Bannerfy Acquisition	1,705,000	-
Issuance of common stock in connection with Framerate Acquisition	-	245,000

See accompanying notes to consolidated condensed financial statements

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (“Super League,” the “Company,” “we,” “us” or “our”) is a leading metaverse and creator economy platform at the intersection of gaming and pop culture focused on tools and offerings that empower creators, energize players, and entertain fans. Our solutions provide incomparable access to an audience consisting of players in the largest global metaverse environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, our creator-centric offerings include content tools that power live stream multicasting, a leading metaverse advertising platform, a social media banner monetization platform, and a virtual cloud-based video production division, Virtualis Studios. Combined with vibrant in-game Minecraft communities, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, and an award-winning esports invitational tournament series, Super League’s properties deliver powerful opportunities for brands and advertisers to achieve impactful marketing outcomes with gamers of all ages.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015. We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, as amended.

Acquisition of Bannerfy, LTD

On August 24, 2021 (the “Bannerfy Closing Date”), the Company completed the acquisition of Bannerfy, Ltd., (“Bannerfy”) pursuant to which the Company acquired all of the issued and outstanding common shares of Bannerfy, as described at Note 4. Upon completion of the acquisition, Bannerfy became a wholly-owned subsidiary of the Company. Bannerfy is an intelligent technology platform that enables digital video and live streaming creators to collaborate with tier one sponsors on their social media channels including YouTube through scalable and custom premium placements.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Bannerfy for the period from the Bannerfy Closing Date to the end of the current period presented herein. Refer to Note 4 for additional information.

Acquisition of Mobcrush Streaming, Inc.

On June 1, 2021 (the “Mobcrush Closing Date”), the Company completed the acquisition of Mobcrush Streaming, Inc. (“Mobcrush”) pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush (the “Merger,” or “Mobcrush Acquisition”). Upon completion of the Merger, Mobcrush became a wholly-owned subsidiary of the Company. Mobcrush is a live streaming technology platform used by gaming influencers who generate and distribute original content to fans and subscribers across the most popular live streaming and social media platforms, including Twitch, YouTube, Facebook, Instagram, Twitter, and more. Mobcrush also operates Mineville, one of six official Minecraft servers in partnership with Microsoft.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush for the period from the Mobcrush Closing Date to the end of the current period presented herein. Refer to Note 4 for additional information.

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

The consolidated condensed interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of September 30, 2021, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

InPvP Platform Generated Sales Transactions. Our Mobcrush subsidiary generates in-game Platform sales revenues via digital goods sold within the platform, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advertising and sponsorships	$2,360,000	$299,000	$3,279,000	$373,000
Content sales	618,000	378,000	1,273,000	817,000
Direct to consumer	627,000	41,000	926,000	95,000
	$3,605,000	$718,000	$5,478,000	$1,285,000

For the three and nine months ended September 30, 2021, 23% and 29% of revenues were recognized at a single point in time, and 77% and 71% of revenues were recognized over time, respectively. For the three and nine months ended September 30, 2020, 65% and 55% of revenues were recognized at a single point in time, and 35% and 45% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, content capture and production services, direct marketing, cloud services, software, prizing, revenue sharing fees and venue fees.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expenses in the accompanying statements of operations. Advertising expenses for the three and nine months ended September 30, 2021 were $131,000 and $379,000, respectively. Advertising expenses for the three and nine months ended September 30, 2020 were $22,000 and $73,000, respectively.

Engineering, Technology and Development Costs

Components of our platform are available on a “free to use,” “always on basis,” and are utilized and offered as an audience acquisition tool, as a means of growing our audience, engagement, viewership, players and community. Engineering, technology and development related operating expenses includes the costs described below, incurred in connection with our audience acquisition and viewership expansion activities. Engineering, technology and development related operating expenses include (i) allocated internal engineering personnel expenses, including salaries, noncash stock compensation, taxes and benefits, (ii) third-party contract software development and engineering expenses, (iii) internal use software cost amortization expense, and (iv) technology platform related cloud services, broadband and other platform expenses, incurred in connection with our audience acquisition and viewership expansion activities, including tools and product offering development, testing, minor upgrades and features, free to use services, corporate information technology and general platform maintenance and support.

Acquisitions

Acquisition Method.  Acquisitions that meet the definition of a business under ASC 805, “Business Combinations,” (“ASC 805”) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.

Cost Accumulation Model.  Acquisitions that do not meet the definition of a business under ASC 805 are accounted for as an asset acquisition, utilizing a cost accumulation model. Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transfers to the seller, including direct transaction costs, on the acquisition date. The cost of the acquisition is then allocated to the assets acquired based on their relative fair values. Goodwill is not recognized in an asset acquisition. Direct transaction costs include those third-party costs that can be directly attributable to the asset acquisition and would not have been incurred absent the acquisition transaction.

Contingent consideration, representing an obligation of the acquirer to transfer additional assets or equity interests to the seller if future events occur or conditions are met, is recognized when probable and reasonably estimable. Contingent consideration recognized is included in the initial cost of the assets acquired, with subsequent changes in the recorded amount of contingent consideration recognized as an adjustment to the cost basis of the acquired assets. Subsequent changes are allocated to the acquired assets based on their relative fair value. Depreciation and/or amortization of adjusted assets are recognized as a cumulative catch-up adjustment, as if the additional amount of consideration that is no longer contingent had been accrued from the outset of the arrangement.

Contingent consideration that is paid to sellers that remain employed by the acquirer and linked to future services is generally considered compensation cost and recorded in the statement of operations in the post-combination period.

Intangible Assets

Intangible assets primarily consist of (i) internal-use software development costs, (ii) domain name, copyright and patent registration costs, (iii) commercial licenses and branding rights, (iv) developed technology acquired, (v) partner, customer, creator and influencer related intangible assets acquired and (vi) other intangible assets, which are recorded at cost (or in accordance with the acquisition method or cost accumulation methods described above) and amortized using the straight-line method over the estimated useful lives of the assets, ranging from three to 10 years.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and significant decline in our stock price for a sustained period. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. For the periods presented herein, management believes that there was no impairment of long-lived assets. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change, which could result in long-lived asset impairment charges in the future.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis ( December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We consider our market capitalization and the carrying value of our assets and liabilities, including goodwill, when performing our goodwill impairment tests. We operate in one reporting segment.

If a potential impairment exists, a calculation is performed to determine the fair value of existing goodwill. This calculation can be based on quoted market prices and / or valuation models, which consider the estimated future undiscounted cash flows resulting from the reporting unit, and a discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists. In assessing goodwill impairment, significant judgment is required in connection with estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors that are used to determine the fair value of our reporting unit. If these estimates or related projections change in future periods, future goodwill impairment tests may result in charges to earnings.

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC-350 “Intangibles Goodwill and Other,” (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. From a qualitative standpoint, for the applicable periods presented herein, given the Company’s history of reported losses and negative cash flows from operating activities, the Company concluded that it was necessary to perform the quantitative goodwill impairment test pursuant to ASC 350, and compare the fair value of the Company’s reporting unit to its carrying or book value as of the current period presented herein. In performing the goodwill impairment test, the Company compared the fair value of the reporting unit to its carrying or book value to determine if the fair value of the reporting unit exceeded its carrying value as of the testing date, in which case the standard indicates that goodwill would not be impaired, and no further testing is required. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are considered to be the best evidence of fair value and should be used as the basis for fair value measurement, if available.

At September 30, 2021, we reported goodwill of $46.1 million. We utilized the Company’s market capitalization (based on the closing price of the Company’s common stock, multiplied by shares of common stock outstanding as of the measurement date) for purposes of estimating the fair value of the Company at September 30, 2021, as in management’s estimate, our stock price was the best estimate of fair value of the company’s single reporting unit available at the date of testing. Based on the results of the impairment test, the fair value of the Company’s reporting unit exceeded its carrying value as September 31, 2021 by approximately $17.2 million. As such, as of September 30, 2021, we determined that there was no indication of goodwill impairment.

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

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales, marketing and advertising	$289,000	$272,000	$708,000	$668,000
Engineering, technology and development	41,000	51,000	98,000	199,000
General and administrative	306,000	147,000	803,000	703,000
Total noncash stock compensation expense	$636,000	$470,000	$1,609,000	$1,570,000

Equity Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred financing costs, if any, are included in other current assets in the accompanying balance sheet. For each of the three and nine months ended September 30, 2021, financing costs charged against gross proceeds in connection with equity financings totaled $215,000. For the three and nine months ended September 30, 2020, financing costs charged against gross proceeds in connection with equity financings totaled $434,000 and $1,203,000, respectively.

Reportable Segments

The Company utilizes the management approach to identify the Company’s operating segments and measure the financial information disclosed, based on information reported internally to the Chief Operating Decision Maker (“CODM”) to make resource allocation and performance assessment decisions. An operating segment of a public entity has all the following characteristics: (1) it engages in business activities from which it may earn revenues and incur expenses; (2) its operating results are regularly reviewed by the public entity's CODM to make decisions about resources to be allocated to the segment and assess its performance: and (3) its discrete financial information is available. Based on the applicable criteria under the standard, the components of the Company’s operations are its: (1) advertising and sponsorship component, including content sales component; and (2) the Company’s direct-to-consumer component.

A reportable segment is an identified operating segment that also exceeds the quantitative thresholds described in the applicable standard. Based on the applicable criteria under the standard, including quantitative thresholds, management has determined that the Company has one reportable segment that operated primarily in domestic markets during the periods presented herein.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments and accounts receivable. The Company places its cash equivalents and investments primarily in highly rated money market funds. Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents.

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021			2020
Number of customers > 10% of revenues / percent of revenues	Two	/	34%	Two	/	43%	Two	/	25%	Two	/	54%

Revenue concentrations were comprised of the following revenue categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advertising and sponsorships	19%	28%	12%	40%
Direct to consumer	15%	15%	13%	14%
	34%	43%	25%	54%

	September 30, 2021			December 31, 2020
Number of customers > 10% of accounts receivable / percent of accounts receivable	Two	/	34%	Four	/	61%
Number of vendors > 10% of accounts payable / percent of accounts payable	Two	/	29%	One	/	55%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 5,041,000 and 4,470,000 at September 30, 2021 and December 31, 2020, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	September 30, 2021	December 31, 2020
	(Unaudited)
Capitalized software development costs	$3,835,000	$3,275,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	610,000	435,000
Intangible assets acquired in connection with Mobcrush Acquisition (Note 4)	19,500,000	-
Developed technology acquired in connection with Bannerfy Acquisition (Note 4)	3,068,000	-
	27,270,000	3,967,000
Less: accumulated amortization	(3,965,000)	(2,060,000)
Intangible and other assets, net	$23,305,000	$1,907,000

Amortization expense for the three and nine months ended September 30, 2021 totaled $1,110,000 and $1,857,000, respectively. Amortization expense included in cost of revenues for the three and nine months ended September 30, 2021 totaled $33,000 and $49,000, respectively. Amortization expense for the three and nine months ended September 30, 2020 totaled $217,000 and $1,013,000, respectively.

4.	ACQUISITIONS

Acquisition of Bannerfy, LTD

On August 11, 2021, the Company entered into a Share Purchase Agreement (the "Bannerfy Purchase Agreement") with William Roberts, Colin Gillespie, and Robert Pierre (collectively, "Sellers"), pursuant to which the Company agreed to purchase, and Sellers agreed to sell, all of the issued and outstanding common shares of Bannerfy, a company organized under the laws of England and Wales for a total purchase price of $7.0 million (the “Bannerfy Purchase Price”) (the “Bannerfy Acquisition”). On August 24, 2021, the Company completed the acquisition of Bannerfy.

Pursuant to the Bannerfy Purchase Agreement, upon the consummation of the Bannerfy Acquisition (the “Bannerfy Closing”), the Company paid an initial payment (subject to a holdback as described below) of $2.45 million (the "Bannerfy Closing Consideration"), paid or to be paid as follows (i) $525,000 in the form of a cash payment, and (ii) $1.92 million in the form of shares of the Company's common stock, at a price per share of $4.10, the closing price of the Company’s common stock on the effective date of the Bannerfy Purchase Agreement, as reported on the Nasdaq Capital Market. Pursuant to the terms of the Bannerfy Purchase Agreement, $275,000 of the Bannerfy Closing Consideration (“Holdback Amount”), was withheld from the Bannerfy Closing Consideration to satisfy any indemnifiable losses incurred by the Company (as defined in the Bannerfy Purchase Agreement) prior to the first anniversary of the Bannerfy Closing Date. In the event the Company incurs no indemnifiable losses prior to the first anniversary of the Bannerfy Closing Date, the Company will release to the Sellers the Holdback Amount as follows: (i) $55,000 payable in the form of cash, and (ii) approximately $220,000 in the form of shares of the Company’s common stock at $4.10.

In accordance with the Bannerfy Purchase Agreement, all remaining portions of the Bannerfy Purchase Price subsequent to the payment of the Bannerfy Closing Consideration, up to approximately $4.55 million (the "Contingent Consideration"), is payable upon the achievement of certain revenue and gross profit thresholds for the remainder of the 2021 fiscal year, and each of the fiscal years ending December 31, 2022, and December 31, 2023 (“Earnout Periods”).  For the 2021, 2022 and 2023 Earnout Periods, 8%, 38% and 54%, respectively of the Contingent Consideration is potentially payable. The Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, 21% in cash and 79% in Company common stock, based on a conversion price of $4.10 per share.

The Bannerfy Acquisition was accounted for in accordance with ASC 805. In accordance with ASC 805, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. Gross assets acquired excludes cash and cash equivalents, deferred tax assets, and goodwill resulting from the effects of deferred tax liabilities. A single identifiable asset includes any individual asset or group of assets that could be recognized and measured as a single identifiable asset in a business combination. When evaluating whether assets are similar, we considered the nature of each single identifiable asset and the risks associated with managing and creating outputs from the assets. Management determined that the Bannerfy Acquisition involved the acquisition of developed technology, that accounted for substantially all of the fair value of the gross assets acquired, and therefore, the Bannerfy Acquisition was determined not to be the acquisition of a business under ASC 805, and is therefore accounted for as an asset acquisition utilizing a cost accumulation model in accordance with the applicable guidance.

Transaction costs incurred in connection with the Bannerfy Acquisition totaled $62,000, which are included as a component of the purchase price paid in connection with the Bannerfy Acquisition.

The Bannerfy Purchase Price paid as of September 30, 2021, comprised of the Bannerfy Closing Consideration of $2.45 million and $62,000 of related transaction costs, was allocated to the developed technology acquired, with an estimated useful life of seven years. In addition, the carrying value of the developed technology acquired in connection with the Bannerfy Acquisition includes an adjustment related to deferred taxes, totaling $556,000, as described below. Net working capital assets acquired were not material.

Aggregated amortization expense for each of the three and nine months ended September 30, 2021, related to the developed technology acquired in connection with the Bannerfy Acquisition, totaled $36,000, respectively.

The Company hired the former director of Bannerfy (“Bannerfy Executive”), who was also a selling shareholder of Bannerfy. Pursuant to the provisions of the Bannerfy Purchase Agreement, in the event that the Bannerfy Executive ceases to be an employee, during any of the Earnout Periods, as a consequence of his resignation or termination for cause, as defined in the Bannerfy Purchase Agreement, the Bannerfy Executive shall only be entitled to such percentage of any Contingent Consideration payment which would otherwise be payable to him on a prorated basis based on the number of months employed during the applicable Earnout Period. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, if any, will be accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration becomes probable and reasonably estimable.

The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy will carryover. As a result, there is no step-up to fair value of the underlying tax bases of the acquired net assets in connection with the Bannerfy Acquisition. The acquisition method of accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes,” (“ASC 740”) requires the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As neither goodwill nor a bargain purchase gain is recognized in an asset acquisition, recognizing deferred tax assets or liabilities for temporary differences in an asset acquisition results in adjusting the carrying amount of the related assets and liabilities. The deferred tax liability and resulting adjustment to the carrying amount of the assets acquired in connection with the Bannerfy Acquisition was determined as follows:

	Book Basis	Tax Basis	Difference
Intangible assets acquired	2,512,000	-	(2,512,000)
Estimated net operating loss carryforwards - Bannerfy		144,000	144,000
Net deferred tax liability - pretax			(2,368,000)
Estimated tax rate			19%
Estimated net deferred tax liability – Pursuant to ASC 740(1)			$(556,000)

(1)

Pursuant to ASC 740, the deferred tax liability is estimated using the following formula: (a) Applicable tax rate divided by (b) one minus the applicable tax rate, multiplied by (c) the tax basis of the net assets acquired less the initial book basis of the net assets acquired.

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

On June 1, 2021, the Company completed the Merger pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush. In accordance with the terms and subject to the conditions of the Mobcrush Merger Agreement: (A) each outstanding share of Mobcrush common stock, par value $0.001 per share ("Mobcrush Common Stock"), and Mobcrush preferred stock, par value $0.001, (other than dissenting shares) was canceled and converted into the right to receive (i) 0.528 shares of the Company's common stock, as determined in the Mobcrush Merger Agreement, and (ii) any cash in lieu of fractional shares of common stock otherwise issuable under the Mobcrush Merger Agreement (the "Merger Consideration"). At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of the Company’s common stock and reserved an aggregate total of 514,633 shares of common stock for future stock option grants, under the Super League 2014 Stock Option and Incentive Plan, to the former Mobcrush employees retained by the Company in connection with the Merger, resulting in a total of 12,582,204 shares of  common stock issued and reserved as consideration for the Merger. Upon completion of the Merger, Mobcrush became a wholly-owned subsidiary of the Company.

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

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush from the Mobcrush Closing Date to the end of the current period presented herein (the "Stub Period"). Total revenues and net loss for Mobcrush operations, for the Stub Period, included in the consolidated statements of operations for each of the three and nine months ended September 30, 2021 were $2.1 million and $2.3 million, respectively.

The Company determined that the Merger constitutes a business acquisition as defined by Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Merger:

Equity Consideration at closing – common stock	12,067,571
Super League closing stock price per share on the Mobcrush Closing Date	$4.96
Fair value of common stock issued	$59,855,000

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

The purchase price allocation was based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Merger, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Cash	$586,000
Accounts receivable	1,266,000
Prepaids	141,000
Property and equipment	13,000
Identifiable intangible assets	19,500,000
Accounts payable and accrued expenses	(2,008,000)
Deferred revenue	(130,000)
Net deferred income tax liability	(3,073,000)
Identifiable net assets acquired	16,295,000
Goodwill	43,560,000
Total purchase price	$59,855,000

The following table presents details of the fair values of the acquired intangible assets of Mobcrush:

	Estimated Useful Life (in years)	Amount
Preferred partner relationship	7	10,700,000
Developed technology	5	3,900,000
Influencers/content creators	5	2,000,000
Advertiser and agency relationships	5	1,900,000
Trademarks	7	500,000
Customer relationships	5	500,000
Total intangible assets acquired		$19,500,000

Aggregated amortization expense for the three and nine months ended September 30, 2021, related to intangible assets acquired in connection with the Merger, totaled $817,000 and $1.1 million, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Merger is primarily attributable to expected synergies from combining the operations of Super League and Mobcrush, and also includes residual value attributable to the assembled and trained workforce acquired in the Merger.

Pursuant to the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each vested option to acquire shares of Mobcrush common stock held by former Mobcrush employees was exercised so that, at the effective time of the Merger, shares of Mobcrush Common Stock issued upon exercise of these vested options received shares of Company Common Stock issuable as Merger Consideration. Unvested options to acquire shares of Mobcrush common stock that were outstanding immediately prior to the Mobcrush Closing Date were canceled, and a number of options to purchase shares of Company Common Stock were issued to replace the cancelled unvested Mobcrush options in a manner consistent with options historically granted by Super League under the Super League 2014 Stock Option and Incentive Plan (the “Replacement Options”).

Pursuant to the terms of the Mobcrush Merger Agreement, 514,633 shares of the Company's common stock were reserved for Replacement Option grants to the former Mobcrush employees retained by the Company in connection with the Merger. As of September 30, 2021, 415,000 Replacement Options have been granted to former Mobcrush employees retained by the Company, with continued employment required to vest and retain the Replacement Options granted.  Under ASC 805, consideration arrangements in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the 514,633 shares of the Company's common stock reserved at closing for future stock option grants to former Mobcrush employees retained by the Company are not included as a component of the consideration paid in connection with the Merger, and will be accounted for pursuant to ASC 718, “Stock based Compensation,” upon grant. For the three and nine months ended September 30, 2021, noncash stock compensation expense related to stock options granted pursuant to the terms of the Mobcrush Merger Agreement totaled $96,000 and $136,000, respectively.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Mobcrush Closing Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Mobcrush Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. Any adjustments to the fair values of intangibles assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations. In addition, the Company is in the process of finalizing its estimate and analysis of the fair values of certain tax attributes acquired. Any adjustments to the preliminary estimates of tax attributes acquired will increase or decrease the estimated net deferred tax liability recorded in connection with the acquisition method of accounting, with an offsetting adjustment to goodwill.

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

Release of Valuation Allowance. Since inception, the Company maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the Merger created a source of income to utilize against the Company’s existing net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's net deferred tax assets was released, resulting in an income tax benefit of approximately $3,073,000, recorded as a credit to income tax expense for the nine months ended  September 30, 2021. The offsetting amounts reduced net deferred tax liabilities, $3,073,000 of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the Merger.

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only. The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 2021 and 2020, assume the acquisition occurred as of January 1, 2020. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$3,605,000	$2,138,000	$8,782,000	$5,765,000
Net Loss	(6,964,000)	(6,468,000)	(16,119,000)	(21,895,000)

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

The unaudited pro forma combined statements of operations for the periods presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of income for the nine months ended September 30, 2021, as described above, totaling $3,073,000, is not reflected in the accompanying unaudited pro forma combined statements of income for the periods presented.

Acquisition of Framerate, Inc.

On June 3, 2019, Super League and SLG Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Framerate, Inc., a Delaware corporation (“Framerate”), pursuant to which Framerate merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Framerate Acquisition”). The Framerate Acquisition was consummated on June 6, 2019 (the “Effective Date”). As consideration for the Framerate Acquisition, the Company ratably paid and/or issued to the former shareholders of Framerate an aggregate of i) $1.5 million paid in cash and ii) $1.0 million paid by the issuance of a total of 134,422 shares of the Company’s common stock, at a price per share of $7.4395 (the “Closing Shares”).

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

The Company hired the former Chief Executive of Framerate (“Framerate Executive”), who was also a selling shareholder of Framerate. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such $200,000 of the estimated fair value of the Earn-Out was accounted for as deferred compensation expense and amortized in the statement of operations over the two-year period ending on the second anniversary of the Effective date. The remaining deferred compensation balance, totaling $90,000, was expensed in July 2020 due to the cessation of services.

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

Year to Date September 30, 2021

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

On September 3, 2021, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents (the “Offering”), up to $75 million of its shares of common stock, par value $0.001 per share (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2021 (the “Form S-3”) and the prospectus relating to the Offering that forms a part of the Form S-3, following such time as the Form S-3 is declared effective by the SEC.

Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. Under the Sales Agreement, the Agents may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock or to or through a market maker. The Agents may also sell Shares in privately negotiated transactions, provided that the Agents receive the Company’s prior written approval.

The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Sales Agreement. The Offering will terminate upon the earlier of (a) the sale of all of the Shares, (b) the termination by the mutual written agreement of the managing agent and the Company, or (c) one year from the date that the Form S-3 is declared effective by the SEC.

Under the terms of the Sales Agreement, the Agents will be entitled to an aggregate commission at a fixed rate of 3.0% of the gross sales price of Shares sold under the Sales Agreement.

The Company intends to use the net proceeds from any “at-the-market” offering primarily for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Year to Date September 30, 2020

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

In August 2020, the Company issued 4,540,541 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $7.6 million, after deducting placement agent fees of $588,000 and other offering expenses totaling $180,000. The offering was conducted pursuant to the Company’s effective Registration Statements on Form S-1 (File No. 333-248248), and a related registration statement filed pursuant to Rule 462(b) under the Securities Act. In addition, pursuant to the terms of the related underwriting agreement, the Company granted to the underwriter a 30-day over-allotment option to purchase up to an additional 681,081 Shares at the same public offering price per share, less discounts and commissions, which was partially exercised in September 2020, resulting in the issuance of 448,440 shares of common stock and net proceeds of $771,000, after deducting placement agent fees of $58,000. The net proceeds from this offering were utilized for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures.

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

Bloxbiz Co. Acquisition

On October 4, 2021 (“Bloxbiz Closing Date”), the Company entered into an Asset Purchase Agreement (the “Bloxbiz Purchase Agreement”) with Bloxbiz Co. (“Bloxbiz”) and the founders of Bloxbiz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Bloxbiz (the “Bloxbiz Assets”), and (ii) the personal goodwill of the Founders regarding Bloxbiz's business, (the "Bloxbiz Acquisition”). The consummation of the Bloxbiz Acquisition (the “Bloxbiz Closing”) occurred simultaneously with the execution of the Bloxbiz Purchase Agreement on the Bloxbiz Closing Date.

At closing, the Company paid an aggregate total of $6.0 million to Bloxbiz and the Founders (the “Bloxbiz Closing Consideration”), of which $3.0 million was paid in the form of cash (the “Bloxbiz Closing Cash Consideration”) and $3.0 million was paid in the form of shares of the Company's common stock, at a per share price of $2.91, the closing price of the Company's common stock on the Bloxbiz Closing Date, as reported on the Nasdaq Capital Market (the “Bloxbiz Stock Consideration”).

Pursuant to the terms and subject to the conditions of the Bloxbiz Purchase Agreement, up to aggregate amount $11.5 million will be payable to Bloxbiz and the Founders in connection with the achievement of certain revenue milestones for the period from the Bloxbiz Closing Date until December 31, 2022 and for the fiscal year ending December 31, 2023 (the “Bloxbiz Contingent Consideration"). The Bloxbiz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Bloxbiz Purchase Agreement.

The Bloxbiz Acquisition was approved by the board of directors of each of the Company and Bloxbiz, and was approved by the stockholders of Bloxbiz.

The foregoing description of the Bloxbiz Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Bloxbiz Purchase Agreement.

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

Overview

Super League Gaming, Inc. (Nasdaq: SLGG) is a leading metaverse and creator economy platform at the intersection of gaming and pop culture focused on tools and offerings that empower creators, energize players, and entertain fans. Our solutions provide incomparable access to an audience consisting of players in the largest global metaverse environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, our creator-centric offerings include content tools that power live stream multicasting, a leading metaverse advertising platform, a social media banner monetization platform, and a virtual cloud-based video production division, Virtualis Studios. Combined with vibrant in-game Minecraft communities, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, and an award-winning esports invitational tournament series, Super League’s properties deliver powerful opportunities for brands and advertisers to achieve impactful marketing outcomes with gamers of all ages.

We generate revenues from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and entertainment content for our own network of digital channels and media and entertainment partner channels and (iii) direct to consumer offers, including digital subscriptions, digital goods, gameplay access fees and merchandise sales. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess performance of the business.

Matters Affecting Comparability

Acquisition of Mobcrush Streaming, Inc. On June 1, 2021, the Company completed the acquisition of Mobcrush Streaming, Inc. (“Mobcrush”) pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush (the “Merger” or “Mobcrush Acquisition”). Mobcrush is a live streaming technology platform used by gaming influencers who generate and distribute original content to fans and subscribers across the most popular live streaming and social media platforms, including Twitch, YouTube, Facebook, Instagram, Twitter, and more. Mobcrush also operates Mineville, one of six official Minecraft servers in partnership with Microsoft. Upon completion of the merger, Mobcrush became a wholly-owned subsidiary of the Company.

Acquisition of Bannerfy, Ltd. On August 24, 2021 (the “Bannerfy Closing Date”), the Company completed the acquisition of Bannerfy, Ltd., (“Bannerfy”) pursuant to which the Company acquired all of the issued and outstanding common shares of Bannerfy. Bannerfy is an intelligent technology platform that enables digital video and live streaming creators to collaborate with tier one sponsors on their social media channels including YouTube through scalable and custom premium placements.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush and Bannerfy for the period from the applicable closing date of the acquisition transaction to the end of the current period presented herein.

Executive Summary

During the nine months ended September 30, 2021, management continued to focus on monetization with respect to our three primary revenue streams: (1) advertising revenues, (2) content revenues, and (3) direct to consumer revenues. In addition to the strong key performance indicator (“KPI”) performance during the periods presented, as described below, we: (i) continued our focus on our premium advertising model for future monetization of our rapidly growing premium advertising inventory, and increased revenues generated from programmatic display and video advertising units; (ii) continued to focus on the monetization of our original and user generated content library and remote production and broadcast capabilities, which emerged as a component of revenue in 2020; (iii) continued to focus on the monetization of the gamer and creator through direct-to-consumer offers, including increases in sales of digital goods, primarily with our Minehut digital property, and the continued rollout of our micro-transaction marketplace; and, (iv) continued to unlock new ways that our content production technology can extend beyond esports, into other entertainment formats representing revenue growth opportunities in the current and future periods. We expect to continue to grow our adverting pipeline across various verticals with the capability to provide brands and advertisers with targeted, high-quality integrations that warrant premium costs per impressions (“CPM”) advertising rates.

In addition, we completed our acquisition of Mobcrush, effective June 1, 2021, and continued with the required integration activities, including integration of our sales, engineering and product teams, which we believe will enable us to provide brands, advertisers, and other consumer facing businesses with significant audience reach across the most important engagement channels in video gaming - competitive events, social media and live streaming content, and in-game experiences.

With the acquisition of Mobcrush, we have the potential to reach more than 25 million players per year, three million players per month, with over 400,000 players per day. In addition, we have the potential for a U.S. monthly viewing audience of 85 million, which would create a top 50 U.S. media property according to measurements used by Nielsen. Annually, on a combined basis we have the potential to generate 7.7 billion U.S video views, annually, across live streaming platforms, two billion views on social media platforms, and enable 60 million hours of gameplay on owned and operated platforms. Collectively, we believe the combined companies could generate and distribute over 200,000 gameplay highlights across streaming and social channels per month.

In addition, in August 2021, we completed the acquisition of Bannerfy and focused on the integration of the two companies. The acquisition of Bannerfy reinforces our commitment to helping creators monetize their fan base as they seek to turn their passion into their livelihood and provides brands with access to additional premium inventory from creators through Super League, to establish organic connections with their fans and followers. Based in the United Kingdom, and having already onboarded a strong roster of European gaming creators and brand partners, and as the first international acquisition by Super League, Bannerfy represents another path to expansion of our advertising and sponsorship partner base.

Other Developments

On October, 7, 2021, we announced the acquisition of Bloxbiz Co. (“Bloxbiz”), a dynamic ad platform designed specifically for metaverse environments. Bloxbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics. Bloxbiz’s advertising platform reaches more than 25 million monthly active Roblox users across a collection of more than 75 curated, brand-safe games. In-game ads take the form of creative billboards that complement the gaming experience, allowing for natural discovery without interrupting gameplay. The ads are measured through Bloxbiz's advanced technology, which verifies viewability in a 3D space and provides aggregated audience geographic, language, and device data. The acquisition allows us to execute on our strategic plans to extend our existing and expanding presence and reach in the metaverse.

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

Registered Direct Offerings. During the three months ended March 31, 2021, we offered and sold to certain institutional investors an aggregate total of 7,516,253 shares of common stock in registered direct offerings pursuant to our effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626). We received aggregate net proceeds of approximately $33.6 million, after deducting offering expenses.

Impact of COVID-19 Pandemic

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

Results of Operations for the Three and Nine Months ended September 30, 2021 and 2020

The following table sets forth a summary of our results of operations for the three and nine months ended September 30, 2021 and 2020: (dollars in thousands):

	Three Months				Nine Months
	Ended September 30		Change		Ended September 30		Change
	2021	2020	$	%	2021	2020	$	%
REVENUES	$3,605	$718	$2,887	402%	$5,478	$1,285	$4,193	326%
COST OF REVENUES	2,250	327	1,923	588%	3,125	560	2,565	458%
GROSS PROFIT	1,355	391	964	247%	2,353	725	1,628	225%
OPERATING EXPENSES
Selling, marketing and advertising	2,818	1,476	1,342	91%	6,236	4,005	2,231	56%
Engineering, technology and development	3,113	1,430	1,683	118%	7,215	5,109	2,106	41%
General and administrative	2,397	1,782	615	35%	6,814	5,615	1,199	21%
Total operating expenses	8,328	4,688	3,640	78%	20,265	14,729	5,536	38%
NET LOSS FROM OPERATIONS	(6,973)	(4,297)	(2,676)	62%	(17,912)	(14,004)	(3,908)	28%
OTHER INCOME (EXPENSE), NET	4	(1)	5	N/A	1,219	12	1,207	N/A
Loss before benefit from income taxes	(6,969)	(4,298)	(2,671)	62%	(16,693)	(13,992)	(2,701)	19%
Benefit from income taxes	5	-	5	100%	3,078	-	3,078	100%
NET LOSS	$(6,964)	$(4,298)	$(2,666)	62%	$(13,615)	$(13,992)	$377	(3)%

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Revenue (dollars in thousands)

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Advertising and sponsorships	$2,360	$299	$2,061	689%	$3,279	$373	$2,906	+779%
Content sales	618	378	240	63%	1,273	817	456	56%
Direct to consumer	627	41	586	+900%	926	95	831	+875%
	$3,605	$718	$2,887	402%	$5,478	$1,285	$4,193	326%

Revenue for the three months ended September 30, 2021 increased $2,887,000 or 402%, compared to the three months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 increased $4,193,000 or 326%, compared to the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, two customers accounted for 34% (19% advertising and sponsorship; 15% direct to consumer) and, two customers accounted for 25% (12% advertising and sponsorship; 13% direct to consumer) of revenues, respectively. For the three and nine months ended September 30, 2020, two customers accounted for 43% (28% advertising and sponsorship; 15% content sales) and four customers accounted for 54% (40% advertising and sponsorship; 14% content sales) of revenues, respectively.

The increase in revenues for the three and nine months ended September 30, 2021 primarily reflects (1) strong increases in direct sales and programmatic advertising revenues, on our owned and operated, and our partner’s digital channels, reflecting increasing monetization of our expanding premium advertising inventory, relative to the prior year comparable periods, (2) increases in revenues generated from our live stream, remote production and broadcast related content sales activities, and (3) increases in direct to consumer revenues, primarily driven by digital goods sales revenues for Mobcrush’s Mineville and Pixel Paradise Microsoft Minecraft server properties. The increase reflects Mobcrush related advertising and sponsorship revenues, content revenues and direct to consumer revenues totaling approximately $2,074,000 and $2,350,000 for the three and nine months ended September 30, 2021. Excluding the impact of the Mobcrush Acquisition, total revenues for the three and nine months ended September 30, 2021 increased $813,000 or 113%, and $1,843,000, or 143%, respectively.

Advertising and sponsorship revenues for the three and nine months ended September 30, 2021 increased $2,061,000, or 689%, and $2,906,000, or 779%, respectively. The increase for the three months ended September 30, 2021 was primarily due to a 320% increase in our direct sales advertising revenue generating customers, driven in part by the full quarter of Mobcrush revenues, and an 87% increase in the average revenue per customer during the three months ended September 30, 2021, as compared to the prior year comparable quarter. The increase for the nine months ended September 30, 2021 was primarily due to an 189% increase in our direct sales advertising revenue generating customers, driven in part by four months of Mobcrush revenues, and a 200% increase in the average revenue per customer recognized during the nine months ended September 30, 2021, as compared to the prior year comparable period. Revenues for the three and nine months ended September 30, 2021 included Mobcrush related advertising and sponsorship revenues totaling approximately $1,449,000 and $1,566,000, respectively. Excluding the impact of the Mobcrush Acquisition, advertising and sponsorship revenues for the three and nine months ended September 30, 2021 increased $612,000 or 205%, and $1,340,000, or 359%, respectively.

The increase in advertising and sponsorship revenues for the three and nine months ended September 30, 2021 also reflected an increase in programmatic display and video advertising revenues within our Minecraft digital property, Minehut, of $36,000, or 68%, and $224,000, or 226%, respectively, compared to the prior year comparable periods, during which our programmatic advertising revenue programs were in the early stages.

Content related revenues for the three and nine months ended September 30, 2021 increased $240,000, or 63%, and $456,000, or 56%, respectively. The change was primarily driven by an increase in our live stream, remote production, broadcast and gameplay related content sales activities during the three and nine months ended September 30, 2021, including broadcast and or gameplay projects with Endemol Shine North America, a division of Banijay, AVY Entertainment (DBA Tempo Storm), Aftershock Media Group, Topgolf Entertainment Group, Hitbox, LLC d/b/a Next Generation Esports and GenG.

Direct to consumer revenues for the three and nine months ended September 30, 2021 increased $586,000, or greater than 900%, and $831,000 or 875%, respectively, compared to the comparable prior year periods.

Direct to consumer revenues, prior to the acquisition of Mobcrush, were primarily comprised of revenues generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community. Minehut revenues, while in the early stages of development, continue to grow period to period, increasing 101% and 136% for the three and nine months ended September 30, 2021, respectively, compared to the prior year comparable periods.

Mobcrush generates direct to consumer in-game platform sales revenues through the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, within our Mineville and Pixel Paradise gaming servers, which leverage the flexibility of the Microsoft Minecraft Bedrock platform, are powered by our InPvP cloud architecture technology, and represent two of the seven official Microsoft Minecraft partner servers. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash. Direct to consumer revenues for the three and nine months ended September 30, 2021 included Mineville and Pixel Paradise revenues totaling $545,000 and $703,000, respectively.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for the first and second quarters of 2020, and throughout fiscal year 2020, we reported significant quarterly revenue growth in the second half of fiscal 2020 and in the first, second and third quarters of 2021, compared to the comparable prior year periods, and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and user generated content in future periods, as we continue to expand our premium advertising inventory, viewership and related direct sales activities.

Cost of Revenues (dollars in thousands)

Cost of revenues for the three and nine months ended September 30, 2021 increased $1,923,000, or 588%, and $2,565,000, or 458%, compared to the 402% and 326% increase in related revenues, respectively, for the same periods. The increase in cost of revenues was primarily due to the increase in related revenues for the periods presented. The greater than proportionate increase in cost of revenues was primarily due to the inclusion of a full fiscal quarter of Mobcrush related direct sales advertising revenues with higher direct cost profiles during the three and nine months ended September 30, 2021 and a decrease in original content sales revenues during the three months ended September 30, 2021.

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, content capture and production services, direct marketing, cloud services, software, prizing, revenue sharing fees and venue fees. Cost of revenues fluctuate period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, and advertising and content sales activities occurring each period.

Operating Expenses (dollars in thousands)

Refer to the table summarizing our results for the three and nine months ended September 30, 2021 and 2020 above.

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Sales, marketing and advertising	$288	$272	$16	6%	$708	$668	$40	6%
Engineering, technology and development	41	51	(10)	(20)%	98	199	(101)	(51)%
General and administrative	307	147	160	109%	803	703	100	14%
Total noncash stock compensation expense	$636	$470	$166	36%	$1,609	$1,570	$39	2%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense for the three months ended September 30, 2021 was primarily due to an increase in personnel costs associated with the acquisition of Mobcrush and the integration of a total of 26 former Mobcrush employees, effective June 1, 2021, sixteen of which are included in our commercial and product functions. In addition to the impact on personnel costs arising from the Merger, the change reflects a net increase since the end of the prior year comparable quarter of approximately six net full-time employees in connection with the increase in our inhouse direct sales and marketing team, focused on monetization and personnel in our creative and content functions. The increase in selling, marketing and advertising expense also included the amortization of partner, customer and advertiser related intangibles acquired in connection with the acquisition of Mobcrush totaling $503,000. The change also reflects an increase of $183,000 in digital marketing expense in the third quarter of 2021, compared to the prior year comparable quarter, during which lower marketing costs were incurred due to the impact of the COVID-19 pandemic.

The increase in selling, marketing and advertising expense for the nine months ended September 30, 2021 was primarily due to the increase in personnel in connection with the Merger, as described above. In addition to the impact on personnel costs arising from the Merger, the change reflects an increase since the end of the prior year period of approximately four full-time employees in connection with the increase in our direct sales and marketing team focused on monetization and personnel in our creative and content functions. The increase in selling, marketing and advertising expense also included the amortization of partner, customer and advertiser related intangibles acquired in connection with the acquisition of Mobcrush totaling $654,000. The change also reflects an increase of $364,000 in digital marketing expense for the nine months ended September 30, 2021, compared to the prior year period, during which lower marketing costs were incurred due to the impact of the COVID-19 pandemic.

Engineering, Technology and Development. Components of our platform are available on a “free to use,” “always on basis,” and are utilized and offered as an audience acquisition tool, as a means of growing our audience, engagement, viewership, players and community. Engineering, technology and development related operating expenses includes the costs described below, incurred in connection with our audience acquisition and viewership expansion activities. Engineering, technology and development related operating expenses include (i) allocated internal engineering personnel expenses, including salaries, noncash stock compensation, taxes and benefits, (ii) third-party contract software development and engineering expenses, (iii) internal use software cost amortization expense, and (iv) technology platform related cloud services, broadband and other platform expenses, incurred in connection with our audience acquisition and viewership expansion activities, including tools and product offering development, testing, minor upgrades and features, free to use services, corporate information technology and general platform maintenance and support. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life.

The increase in engineering, technology and development costs for the three months ended September 30, 2021 reflects an increase in personnel costs associated with the acquisition of Mobcrush and the integration of a total of 26 former Mobcrush employees, effective June 1, 2021, nine of which are included in our technology and engineering function. Excluding the impact of the Mobcrush acquisition, the increase in engineering, technology and development costs for the three months ended September 30, 2021 was due primarily to an increase in cloud services and other technology platform costs totaling $325,000, which primarily reflects the impact of the surge in engagement across our digital properties occurring subsequent to the first quarter of 2020 and continuing into fiscal year 2021. The increase also reflects Mobcrush related engineering, technology and development costs for the three months ended September 30, 2021, totaling $498,000, primarily comprised of cloud services and platform consulting services costs. The increase also included the amortization of developed technology related intangible assets acquired in connection with the acquisition of Mobcrush totaling $195,000.

The net increase in engineering, technology and development costs for the nine months ended September 30, 2021 was primarily due to an increase in cloud services and other technology platform costs totaling $867,000, which primarily reflects the impact of the surge in engagement across our digital properties occurring subsequent to the first quarter of 2020 and continuing into fiscal year 2021. The increase also reflects Mobcrush related engineering, technology and development costs for the nine months ended September 30, 2021 totaling $654,000, primarily comprised of cloud services and platform consulting services costs. The change also reflects the impact of the increase in engineering personnel in connection with the Merger, as described above. The increase also included the amortization of developed technology related intangible assets acquired in connection with the acquisition of Mobcrush totaling $258,000. During the nine months ended September 30, 2020, engineering, technology and development costs included the acceleration of amortization, totaling $413,000, related to the termination of a license agreement in the first quarter of 2020.

General and Administrative. General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Personnel costs	$577	$479	$98	20%	$1,569	$1,471	$98	7%
Office and facilities	53	28	25	89	108	217	(109)	(50)%
Professional fees	317	199	118	59%	1,162	552	610	111%
Stock-based compensation	307	147	160	109%	802	703	99	14%
Depreciation and amortization	170	53	117	221%	308	176	132	75%
Other	973	876	97	11%	2,865	2,496	369	15%
Total general and administrative expense	$2,397	$1,782	$615	35%	$6,814	$5,615	$1,199	21%

A summary of the main drivers of the change in general and administrative expenses for the periods presented is as follows:

For the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

●	Professional fees costs increased $118,000, or 59%, primarily due to legal, audit, and advisory professional fees, totaling $88,000, incurred in connection with the acquisition of Mobcrush, Bannerfy and Bloxbiz, as described elsewhere herein. The increase also reflects Mobcrush related professional fees, totaling $36,000, related to outsourced accounting services in the applicable period.

●

Noncash stock compensation expense included in general and administrative expense increased primarily due to the annual and discretionary grant of incentive equity-based awards, with on average a 34% higher grant date fair value based on the market value of our common stock on the date of grant, to certain employees during fiscal year 2021, in connection with our board approved compensation and retention programs.

●

Depreciation and amortization expense increased due primarily to the amortization of trademark and influencer related intangible assets acquired in connection with the acquisition of Mobcrush, totaling $118,000.

●

Other general and administrative expenses increased $97,000, or 11% primarily due to an increase in general and administrative software costs, including Mobcrush related general and administrative software costs totaling $55,000. The increase was partially offset by a slight decrease in D&O insurance premiums for the 2021-2022 policy period.

For the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020

●

Office and facilities costs decreased due to the termination of the leases for 75% of our office space in Santa Monica, California, and converting to a fully remote work structure as of September 30, 2020, resulting in significant rent and facilities costs savings for the applicable periods presented and going forward.

●	Professional fees costs increased $610,000, or 111%, primarily due to legal, audit, advisory and financial and tax due diligence professional fees, totaling $420,000, incurred in connection with the acquisition of Mobcrush, Bannerfy and Bloxbiz, as described elsewhere herein.

●

Noncash stock compensation expense included in general and administrative expense increased primarily due to the annual and discretionary grant of incentive equity-based awards, with on average a 34% higher grant date fair value based on the market value of our common stock on the date of grant, to certain employees during fiscal year 2021, in connection with our board approved compensation and retention programs. The increase was partially offset by the completion of the vesting and related expensing of certain previously granted nonemployee common stock purchase warrants in the second quarter of 2020, resulting in a decrease in warrant related stock compensation of $282,000 for the nine months ended September 30, 2021.

●

Depreciation and amortization expense increased due primarily to the amortization of trademark and influencer related intangible assets acquired in connection with the acquisition of Mobcrush, totaling $155,000.

●

Other general and administrative expenses increased $369,000, or 15%, primarily due to an increase in proxy and annual shareholder meeting expenses, including legal, proxy solicitation, printing and mailing costs, totaling $241,000, incurred in connection with our 2021 Annual Shareholders Meeting, which included, among other proposals, our proposal requesting stockholder approval of the issuance of Common Stock to Mobcrush in connection with the Merger. The increase also reflects an increase in general and administrative software costs, including Mobcrush related general and administrative software costs totaling $77,000. The increase was partially offset by a slight decrease in D&O insurance premiums for the 2021-2022 policy period.

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

Benefit for Income Taxes

Release of Valuation Allowance. Since inception, we have maintained a full valuation allowance against our net deferred tax assets. The net deferred tax liability resulting from the Merger created a source of income to utilize against our  existing net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's net deferred tax assets was released, resulting in an income tax benefit of approximately $3,073,000, recorded as a credit to income tax expense for the nine months ended September 30, 2021. The offsetting amounts reduced net deferred tax liabilities, $3,073,000 of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the Merger.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $24.5 million and $7.9 million at September 30, 2021 and December 31, 2020, respectively. The increase in cash for the periods presented reflect the impact of operating, investing and financing cash flow related activities as described below.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities. Our management believes that our cash balances will be sufficient to meet our cash requirements through at least November 2022. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

On September 3, 2021, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents (the “Offering”), up to $75 million of its shares of common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2021 (the “Form S-3”) and the prospectus relating to the Offering that forms a part of the Form S-3, following such time as the Form S-3 is declared effective by the SEC.

Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. Under the Sales Agreement, the Agents may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock or to or through a market maker. The Agents may also sell Shares in privately negotiated transactions, provided that the Agents receive the Company’s prior written approval.

The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Sales Agreement. The Offering will terminate upon the earlier of (a) the sale of all of the Shares, (b) the termination by the mutual written agreement of the managing agent and the Company, or (c) one year from the date that the Form S-3 is declared effective by the SEC.

Under the terms of the Sales Agreement, the Agents will be entitled to an aggregate commission at a fixed rate of 3.0% of the gross sales price of Shares sold under the Sales Agreement.

The Company intends to use the net proceeds from any “at-the-market” offering primarily for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(16,273)	$(12,674)
Net cash used in investing activities	(658)	(988)
Net cash provided by financing activities	33,501	15,566
Increase in cash	16,570	1,904
Cash and cash equivalents, at beginning of period	7,942	8,442
Cash and cash equivalents, at end of period	$24,512	$10,346

Cash Flows from Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2021 primarily reflected our net GAAP loss for the nine months ended September 30, 2021 of ($13,615,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities totaling ($2,658,000), which included $1,609,000 of noncash stock compensation charges, depreciation and amortization of $1,962,000, a noncash gain totaling $1,213,000 in connection with the forgiveness of our PPP Loan in May 2021 and changes in valuation allowance totaling $3,078,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course. Net cash used in operating activities during the nine months ended September 30, 2020 was $12,674,000, which primarily reflected our net GAAP loss for the nine months ended September 30, 2020 of $13,992,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $1,318,000, which included $1,570,000 of noncash stock compensation charges and depreciation and amortization of $1,098,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash acquired in connection with the Mobcrush Acquisition	$586	$-
Cash paid in connection with Bannerfy Acquisition, net	(496)	-
Purchase of property and equipment	(12)	(7)
Capitalization of software development costs	(560)	(877)
Acquisition of other intangible and other assets	(176)	(104)
Net cash used in investing activities	$(658)	$(988)

Acquisition of Mobcrush. On June 1, 2021, we completed the acquisition of Mobcrush, in an all common stock transaction, pursuant to which we acquired all of the issued and outstanding shares of Mobcrush. At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of Company common stock and reserved an aggregate total of 514,633 shares of our common stock for issuance pursuant to stock options to be granted to Mobcrush employees retained in connection with the Merger, resulting in a total of 12,582,204 shares of Company common stock issued and reserved as consideration for the Merger. Upon completion of the merger, Mobcrush became a wholly-owned subsidiary of the Company. Refer to Note 4 to the consolidated condensed financial statements herein for additional information.

Acquisition of Bannerfy, LTD. On August 24, 2021, the Company completed the acquisition of Bannerfy, Ltd., (“Bannerfy”) pursuant to which the Company acquired all of the issued and outstanding common shares of Bannerfy. Pursuant to the Share Purchase Agreement, dated August 11, 2021 (the "Bannerfy Purchase Agreement"), the Company paid initial  consideration of $2.45 million (the "Bannerfy Closing Consideration"), as follows: (i) $525,000 in the form of a cash payment, and (ii) $1.925 million in the form of shares of the Company's common stock at a price per share of $4.10, the closing price of the Company’s common stock on the date of the Bannerfy Purchase Agreement, as reported on the Nasdaq Capital Market. Pursuant to the terms of the Bannerfy Purchase Agreement, $275,000 of the Bannerfy Closing Consideration (the “Holdback Amount”), was withheld from the Bannerfy Closing Consideration to satisfy any indemnifiable Losses incurred by the Company (as defined in the Bannerfy Purchase Agreement) prior to the first anniversary of the Bannerfy Closing Date. In the event the Company incurs no indemnifiable Losses prior to the first anniversary of the Bannerfy Closing Date, the Company will pay the selling parties the Holdback Amount as follows: (i) $55,000 payable in the form of cash, and (ii) approximately $220,000 in the form of shares of the Company’s common stock at $4.10 per share.

In accordance with the Bannerfy Purchase Agreement, all remaining portions of the Bannerfy Purchase Price subsequent to the payment of the Bannerfy Closing Consideration, up to approximately $4.55 million (the "Contingent Consideration"), is payable upon the achievement of certain revenue and gross profit thresholds for the remainder of the 2021 fiscal year, and each of the fiscal years ending December 31, 2022, and December 31, 2023 (“Earnout Periods”).  Refer to Note 4 to the consolidated condensed financial statements herein for additional information.

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Proceeds from issuance of common stock, net	$33,390	$14,356
Proceeds from note payable	-	1,200
Proceeds from stock option exercises	111	10
Net cash provided by investing activities	$33,501	$15,566

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

Key Performance Indicators.

The primary KPIs used by management on a consolidated basis to assess our progress and drive revenue growth, which is also a key performance indicator, are as follows:

●	Views and Impressions: During the nine months ended September 30, 2021, we generated 8.6 billion views and impressions (including Mobcrush from January 1, 2021), compared to 1.4 billion views and impressions during the nine months ended September 30, 2020. This continued growth in views results in the growth of our total and monetizable advertising inventory, which we believe will drive an increasing number of brands and advertisers to our audience and platform.

●

Monthly Active Users: As of September 30, 2021, we reached combined monthly active users of approximately 5.0 million, which includes our extended reach in the metaverse through our owned and operated property Minehut and our Mineville and Pixel Paradise Minecraft partner servers, as compared to monthly active users of 560,000 on our Minehut digital property as of September 30, 2020.

●	Gameplay Hours: During the nine months ended September 30, 2021, we generated approximately 83.0 million hours of gameplay, as compared to approximately 43.0 million hours of gameplay during the nine months ended September 30, 2020. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

Contractual Obligations

As of September 30, 2021, except as described below, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of September 30, 2021 we maintain approximately 3,200 square feet of office space, 1650 square feet of which is on a month-to-month basis, and 1550 square feet of which is subject to a two-year lease, commencing on August 1, 2021. The following table lists our material known future cash commitments as of September 30, 2021 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Insurance premium financing	$417	$417	-	-

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

Accounting for Business Combinations

In connection with the application of the acquisition method of accounting in connection with the Merger, as described above, we estimated the fair values of the assets acquired and liabilities assumed. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements.

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

If a potential impairment exists, a calculation is performed to determine the fair value existing goodwill. This calculation can be based on quoted market prices and / or valuation models, which consider the estimated future undiscounted cash flows resulting from the reporting unit, and a discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists. In assessing goodwill impairment, significant judgment is required in connection with estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors that are used to determine the fair value of our reporting unit. If these estimates or related projections change in future periods, future goodwill impairment tests may result in charges to earnings.

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC-350 “Intangibles Goodwill and Other,” (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. From a qualitative standpoint, for the applicable periods presented herein, given the Company’s history of reported losses and negative cash flows from operating activities, the Company concluded that it was necessary to perform the quantitative goodwill impairment test pursuant to ASC 350, and compare the fair value of the Company’s reporting unit to its carrying or book value as of the current period presented herein. In performing the goodwill impairment test, the Company compared the fair value of the reporting unit to its carrying or book value to determine if the fair value of the reporting unit exceeded its carrying value as of the testing date, in which case the standard indicates that goodwill would not be impaired, and no further testing is required. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are considered to be the best evidence of fair value and should be used as the basis for fair value measurement, if available.

At September 30, 2021, we reported goodwill of $46.1 million. We utilized the Company’s market capitalization (based on the closing price of the Company’s common stock, multiplied by shares of common stock outstanding as of the measurement date) for purposes of estimating the fair value of the Company at September 30, 2021, as in management’s estimate, our stock price was the best estimate of fair value of the company’s single reporting unit available at the date of testing. Based on the results of the impairment test, the fair value of the Company’s reporting unit exceeded its carrying value as September 31, 2021 by approximately $17.2 million. As such, as of September 30, 2021, we determined that there was no indication of goodwill impairment.

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

On June 1, 2021, the Company completed the acquisition of Mobcrush pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush. Upon completion of the merger, Mobcrush became a wholly-owned subsidiary of the Company. The Company is in the process of evaluating internal control over financial reporting in connection with the acquisition of Mobcrush, and expects to complete our evaluation no later than one year from the acquisition date.

On August 24, 2021, the Company completed the acquisition of Bannerfy pursuant to which the Company acquired all of the issued and outstanding shares of Bannerfy. Upon completion of the acquisition, Bannerfy became a wholly-owned subsidiary of the Company. The Company is in the process of evaluating internal control over financial reporting in connection with the acquisition of Bannerfy, and expects to complete our evaluation no later than one year from the acquisition date.

ITEM 5. OTHER INFORMATION

None.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended September 30, 2021 that were not previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Gaming, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed March 11, 2021.

2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Gaming, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021	Exhibit 10.1 to the Current Report on Form 8-K, filed April 21, 2021.

10.1	Form of Registration Rights Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed March 11, 2021.

10.2	Form of Voting Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed March 11, 2021.

10.3	Form of Securities Purchase Agreement, dated March 19, 2021	Exhibit 10.1 to the Current Report on Form 8-K, filed March 23, 2021.

10.4	Share Purchase Agreement, by and between Super League Gaming, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed August 16, 2021.

10.5	Asset Purchase Agreement, dated October 4, 2021, among Super League Gaming, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed October 7, 2021

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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
Date: November 15, 2021