Form 10-K
period 2021-12-31
Super League Gaming, Inc.
filed 2022-03-31
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to ﬁle reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). ☐  Yes ☒  No

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's second fiscal quarter was approximately $131,565,000.

As of March 15, 2022, there were 36,809,187 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Super League Gaming, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2022.

References in this Annual Report on Form 10-K to “Super League Gaming, Inc.,” “Super League,” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

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

PART I

Item 1. Business

Overview

Super League Gaming, Inc., a leading gaming-centric creator and content platform, builds and operates networks of games, monetization tools and content channels across metaverse gaming platforms that empower developers, energize players, and entertain fans. Our solutions provide incomparable access to an audience consisting of players in the largest global metaverse environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, our platform includes access to vibrant in-game communities, an innovative metaverse advertising platform, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, cloud-based livestream production tools, and an award-winning esports invitational tournament series. In addition to our platform, our properties deliver powerful opportunities for brands and advertisers to achieve impactful insights and marketing outcomes with gamers of all ages.

We generate revenues from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and gaming-centric entertainment content for our own network of digital channels and media and entertainment partner channels, and (iii) direct to consumer offers including digital subscriptions, in-game digital goods, and gameplay access fees.

Our Business

As an early-mover in defining the esports category for the everyday gamer since 2015, Super League focused on creating esports experiences for both young gamers, as well as the avid ten year old to thirty year old gaming demographic.  Our experience and insight led us to further develop our reach in metaverse games including Minecraft and Roblox, where a large amount of young creative and competitive players focus their time.  With that focus, we today reach 75.0 million monthly players in metaverse games and augment that reach with over 11.0 billion annual views on our social and digital channels, supported by metaverse gaming content, along with more heightened esports competitions and entertainment targeting the older gaming demographic. We believe we have successfully iterated our business model through these market insights, and our organic and inorganic growth to establish scale and ultimately drive our monetization strategies with a position that is synergistic and accretive to the greater gaming ecosystem.  Our software supports the creation and operation of our owned and operated metaverse gaming worlds and content network, along with creator tools and analytics.  These tools enable Super League to access these extended audiences with our innovative in-game and in-stream ad products, and allow our game designers and content creators to participate in our advertising economy.  Our analytics suite provides Super League, brands and advertisers, and game developers data that informs campaign measurement and insights, along with enhanced game design.  Beyond our primary advertising revenue stream, we have the opportunity to extend further downstream in the metaverse gaming worlds we operate, and generate direct to consumer revenues.  In addition, our platform, and our capability to produce and stream compelling gaming-centric broadcasts feeds and drives viewership to our own digital channels and generates content production and syndication revenues from third party partners.

Specifically, Super League’s advertising products provide a wide range of solutions for advertisers.  From branded in-game experiences, through to custom content and media, Super League can provide 360-degree solutions for brands to acquire customers, deepen brand affinity and deliver campaign performance with innovative advertising inventory.  As Super League has scaled in both metaverse player and viewing audience reach, hawse have experienced growth in both the average revenue size of advertiser programs, along with a strong percentage of repeat buyers, while upholding our premium cost per impressions (“CPM”) advertising rates, further validating our premium marketing channel allowing advertisers to reach elusive Generation Z and Millennial gamers.  Super League’s distinction centers around our expertise in successfully building metaverse gaming worlds and a related content network for ourselves, providing evidence to brands and advertisers that we can do the same for them with the scale to drive traffic and deliver campaign objectives.

Digital Properties and Offerings

Our network and media platform includes social media, live streaming, video-on-demand (“VOD”) and website-based offerings that provide players and creators with multiple forms of content designed to celebrate their love of play and to support their limitless creativity. Whether through gameplay highlights, live streamed esports competitions, original lifestyle programming or custom designed digital gameplay environments, Super League along with our game developer partners and content creators are constantly creating and enhancing our network’s games and content to drive more viewing audience and deeper player engagement.

Our consumer facing digital properties include:

●

Minehut: Attracting younger gamers and creators, Minehut is an “always on” social and gaming portal for over 5.0 million registered avid Minecraft players who primarily play on desktop computers. Within Minehut is a vibrant Minecraft community in which players create their own Minecraft worlds to share, socialize and play with friends, in addition to Super League operated communal game lobbies for enhanced gaming and social experiences.

●

Mineville and Pixel Paradise:  Through a relationship with Microsoft, the owner of Minecraft, we operate two additional Minecraft server worlds for players enjoying the game on consoles and tablets.  While these servers are “free to play,” we have opportunities to monetize the players through in-game micro transactions, such as gameplay passes and durable goods which run through the Microsoft marketplace.

●

Framerate: A fast-growing set of social video networks in gaming generating tens of millions of monthly views, Framerate operates multiple channels across social media, namely Instagram and Tik-Tok. Targeting more competitive, young-adult gamers and creators, Framerate, enables any gamer playing any game, anywhere to submit their own user-generated highlight reel for recognition. Once submitted, the content becomes ours to promote, repackage and monetize across other digital channels.

●

Super League Arena: Our signature esports property, Super League Arena offers esports tournaments and broadcasts for advanced amateurs and professional players and teams to drive viewership for our owned and operated content network and provide additional opportunities for advertisers to reach the more competitive, young adult gamer.

●

SuperLeagueTV:  Focused on the widest breadth of gamers and creators across all genres, ages and skill levels, SuperLeagueTV offers gaming-centric entertainment programming following the players and personalities. Content is available in both livestream and on-demand video on superleague.com and our own social channels, as well as partner web and social media reach.

Our creator facing digital properties include:

●

Mobcrush: Acquired by Super League in June of 2021, Mobcrush Streaming, Inc. (“Mobcrush”) is content creation streaming software that reduces the friction for up-and-coming streamers to multicast across their social media channels and build their audience.  In addition, it becomes an accessible pool of gaming influencers to bring into advertiser programs for greater revenue opportunities and amplified social media to achieve campaign objectives.

●

Bannerfy:  Acquired by Super League in August of 2021, Bannerfy, Ltd., (“Bannerfy”) is a technology that overlays banner ad products in YouTube creators’ VODs.  This expanded inventory, reaching tens of millions of viewers a month, augments our ad inventory and allows for enhanced campaign targeting while empowering YouTube creators to participate in our advertising economy.

●

Bloxbiz: Acquired by Super League in October of 2021, Bloxbiz Co. (“Bloxbiz”) is a suite of metaverse ad products and analytics connecting brands and advertisers to over 150 top-tier Roblox games.  Through our technology, we partner with Roblox game developers to bring innovative ad inventory and custom brand experiences into their games allowing them to participate in our advertising economy and benefit from our analytics to continually enhance player experience.

●

Virtualis Studios: Virtualis is our fully virtual production studio providing state-of-the-art, scalable solutions for video, television, and branded content. With a range of features from a fully virtual control room to remote monitoring and communications, Virtualis is an affordable, flexible solution to meet today’s production environment requirements.

Key Performance Indicators (“KPIs”)

The KPIs driving our business model are related to scalable offers across our digital and physical footprint of gaming-centric offers and entertainment. The significant growth we achieved in 2021 reflects in part, inorganic growth in connection with our acquisitions in 2021, the continued advancement of our technology platform, and the acceleration of our audience growth through the continued expansion of our digital network of online gameplay and viewing channels. A summary of KPIs, and related growth for fiscal year 2021, compared to fiscal year 2020 is as follows:

	2020	2021	Growth
Views and impressions (1)	2.0 billion	11.2 billon	5.5x Increase
Registered users (2)	2.9 million	5.0 million	1.7x Increase
Engagement hours (3)	72.2 million	105.0 million	1.5x Increase

___________________

(1)	Views and impressions represent number of views of our video content which is distributed across multiple platforms.
(2)	Registered users represent individuals who have registered on our platform, providing applicable identifying information, that have engaged with our platform at some point.
(3)	Engagement hours represent time spent engaging with Super League in the form of participating in our experiences, viewing our content, and/or spending time on our website.

Monetization

Advertising and Sponsorships

The highly sought-after Millennial and Generation Z audience is increasingly difficult for brands to reach due to the proliferation of new content distribution channels, ad-blocking technology and a sentiment against overt marketing and promotion. Our ability to uniquely aggregate a diverse user base across age ranges, skill levels and game titles and embed direct authentic brand integrations creates a base of high-quality, premium advertising inventory attractive to brands and advertisers. We stand for inclusive, fair and fun gameplay and entertainment and believe that our brand is at the forefront of the mainstreaming of competitive gaming and esports entertainment, which provides a positive access point for both endemic and non-endemic brands to reach these audiences.

Throughout 2021, we experienced significant organic and inorganic growth in our audience, increasing viewership and registered users, and expanded our premium advertising inventory. We further developed our in-house direct sales capability to monetize this ad inventory, and also increased revenues generated from programmatic display and video advertising units. We expect to continue to grow our adverting pipeline across various verticals with the capability to give brands and advertisers with targeted, high-quality integrations that warrant premium CPMs.

Advertising and sponsorship revenue primarily consists of direct sales activity along with programmatic advertising. The various forms of advertising campaigns for competitive video gaming and esports entertainment, digitally and physically, include:

●	New metaverse game experiences and custom integrations into existing games;

●	In-game ad network including digital billboards and 3-D ad products;

●	In-stream and in-VOD custom and banner ad products;

●	Live gameplay broadcasts, on-demand clips for social distribution and other custom content;

●	Video and display programmatic advertising;

●	Social amplification through influencer partnerships;

●	Performance reporting and advanced analytics; and

●	Children’s Online Privacy and Protection Act (“COPPA”) compliant and kidSAFE-verified inventory.

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

We generate revenues from our proprietary content by utilizing this content to drive audience growth across our network and expand our premium advertising inventory. In addition, the UGC can be repackaged for further syndication and monetization to third-parties seeking esports and entertainment content for their own distribution channels. Tens of millions of hours of proprietary content is generated through our platform per year providing us with a sizable library of gaming-centric entertainment content.

Additionally, we generate revenues from third-party partners who seek our patented remote production and broadcast technology to create content for their own digital channels to drive audience engagement.

Direct to Consumer

Direct to consumer revenues are comprised of revenues generated from the Minecraft metaverse gaming worlds we operate.   Through our owned and operated property Minehut, along with Mineville and Pixel Paradise, which we operate on behalf of Microsoft, we generate consumer revenues through in-game micro transactions, including sales of durable goods and gameplay passes, and service features such as expanded server plans more akin to a monthly subscription model.  All three of these consumer properties are “free-to-play” to drive user growth in support of our advertising model, and, as their engagement deepens, we can drive players into our consumer monetization funnel.

Our Vision

We believe the metaverse is where the next generation lives, and it is a launchpad of unlimited new gaming worlds and content fueled by fearless imaginations of our brand partners and our pioneering creators.  Our vibrant, thriving network of connected metaverse game worlds and content channels is a place where we have lived for over seven years.  While the games are digital, our players, creators and partners are human, and we understand them because we are them. We are a rocket ship to the metaverse, empowering creators, energizing players, entertaining fans and providing a hyper-sonic transport for brands.

Industry

According to NewZoo (2020), there are over 3 billion gamers on the planet and more than 400 million monthly active players in metaverse games as a dominant form of entertainment for the younger generation. Grandview Research (2020) cited the overall value of the global gaming market was $168.0 billion in 2020 and is forecasted to grow to approximately $300.0 billion by 2027, representing an estimated compound annual growth rate of 8% from 2020 to 2027. Key trends fueling this growth include:

●	The rise of metaverse gaming democratizing game design and new ways to play;

●	Massive growth in self-produced social content fueled by new creator economies;

●	The disaggregation of content and the traditional advertising model forcing advertisers to find new solutions;

●	Increased accessibility for gamers to compete and stream through cloud-based gaming and 5G broadband; and

●	Cross-generational reach of gaming and a lifestyle trend placing it at the intersection of pop culture.

Our Scalable Technology Platform

Our platform is focused on the creator and player journey and provides innovative ways for brands and advertisers to engage with audiences of gaming enthusiasts.  Players and creators across a wide range of ages are introduced to Super League through our digital content channels and then driven into our creator tools, economies and digital game experiences.  Our proprietary cloud-based platform serves three core functions (i) advertising technology enabling innovative in-game and in-stream ad products including digital billboards, banners and 3-D characters units supported by an analytics suite, (ii) metaverse game design and esports tournament technology to support our owned and operated metaverse game worlds and competitions for our players along with supporting our advertisers’ campaign objectives to engage with players, (iii) fully remote production and livestream broadcast technology to support our owned and operated content network to drive audience growth along with supporting our advertisers’ campaign content needs in delivering viewership.  Furthermore, our platform enables digital tools for scale including, but not limited to data services, event creation and management, ecommerce, advertising technology, COPPA compliance, search engine optimization, and email and mobile marketing.

Advertising Technology

Our advertising technology, both in the size of monetizable ad products and the creator tool suite, was materially expanded with the acquisitions of Mobcrush, Bloxbiz and Bannerfy in fiscal year 2021. In addition to Super League’s original owned and operated consumer reach, including, but not limited to, Minehut and Framerate, advertisers can now reach tens of millions of monthly metaverse players in-game and hundreds of millions of viewers in-stream distributed across social media channels including YouTube, TikTok and Instagram.  This, coupled with custom brand integrations and content, powerful campaign analytics and insights and compliance, offers an immersive and high-performing marketing channel for brands and advertisers.

Specifically, our turnkey metaverse ad products are a progressive and differentiated way for advertisers to embed into games through dynamic digital billboards and interactive 3-D characters to create a dialogue with their target audience and add to the gaming experience without interrupting the play itself.  For example in Bloxbiz, our digital billboards impressions are 10 seconds of cumulative view time offering a high benchmark for in-game advertising.  In addition, we ensure viewability with advanced technology that observes if ads are on screen, unobstructed, meet a screen coverage threshold, and other requirements set by Interactive Advertising Bureau (“IAB”) which translates into our premium CPM business model.

Game Technology

As noted, a core differentiator for Super League is our reach in metaverse games and esports entertainment through our game technology and capability.  In our early days, we focused on team and tournament technology that would allow us to execute mass-participation, geographic-agnostic game competitions across a variety of game genres and titles, including, but not limited to functionality such as, match-making, player statistics and team leaderboards.  We continue to use aspects of this technology with our signature esports property Super League Arena bringing amateur and professional players together with gaming influencers for high profile tournaments and broadcasts.

In addition, through our ownership of Minehut, we have deepened our internal capability to create custom metaverse Minecraft experiences for our player base, and this is the talent that we apply to deliver custom integrations for our brand partners as well.  With our acquisition of Mobcrush, we deepened our bench of Minecraft game developers and gained two additional Minecraft servers, Mineville and Pixel Paradise.

Content Production & Broadcasting Technology

Early in our inception, we utilized a local hardware solution to create interactive physical spaces for in-person gaming experiences.   In doing so, we created a second-screen perspective that would make the experience more immersive for players and entertaining for spectators much like professional sporting events, resulting in our Virtualis Studios, our patented, fully-remote visualization, production and broadcast technology.

Virtualis Studios technology automates and scales various gameplay processes and functions that would otherwise need to be accomplished manually. These processes and functions primarily include ways to ensure that visualizations of gameplay and other value-added data and graphics are both captured and delivered efficiently and timely supported by computer vision to glean key events, graphics and data from the game screen.  Since COVID-19, we have augmented our virtual control room with remote monitoring and communications and enhanced broadcast-level graphics, for an end-to-end, cloud-based production system built around Virtualis’s proprietary workflow.

Our Strengths

We differentiate ourselves through the following:

●	Large and growing base of players and viewers offering critical mass in the gaming metaverse and our content network.

●	Mutually valuable partnerships with top-tier game developers and avid content creators augmenting our own player and viewer reach.

●	Diversified and recurring brand partners reinforcing our capability to deliver innovative, premium experiences, media and content to have achieve our advertisers’ objectives.

●	Patented Technology that is affordable, intelligent, and scalable for fully-remote visualization, production and broadcast technology.

●	Dynamic in-game ad products which are turnkey, innovative and supported with powerful analytics.

●	Seven years of metaverse gaming operations and expertise provides us a knowledge-base and distinctive advantage.

●	Strong game publisher relationships providing access to existing user bases with top-tier games in the metaverse and a beyond.

Our Growth Strategy

Our core strategy is to pursue initiatives that promote the viral growth of our audience, player and creator base, and in doing so, drive our advertising, direct to consumer, and content revenue streams. Our customer acquisition and retention funnel provide the primary lens for creator and player growth, engagement and long-term brand equity.

●	Deepen our metaverse gaming moat through expansion of our owned and operated properties and partnerships with game developers/creators.

●

Monetizable advertising inventory expansion in both the inventory of ad products we offer and the expansion of our own direct sales capability and our network sales channel in partnership with several international reseller partners.

●	Continued growth in the monetization of our player-base and content to provide new revenue streams and a smoothing of the seasonality impact of our advertising model.

●	Opportunistic acquisitions to continually augment our organic growth strategy and accelerate player and audience reach, our creator tools and offers, and/or our advertising technology stack.

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

As of the date of this Report, we have two pending patent applications and two issued patents, and various trademark applications, some granted and most of which are currently pending, covering our technologies and brands, as more specifically set forth below. We intend to file additional applications for the grant of patents and registration of our trademarks in the United States and foreign jurisdictions as our business expands. Our issued patents relate to methods of visualization of gameplay across a wide array of game titles for the purpose of content creation and broadcasting. These visualizations manifest as web streams with related textual, graphical, and video content targeted for consumption by audiences across various streaming and VOD platforms such as Twitch and YouTube.  To achieve these visualizations, we leverage patent protected technology that places “camera” characters into certain games alongside the competing players, and use the perspective of the ‘camera’ character to provide unique views into the action.  We also have pending patent applications for certain bleeding edge virtualization methods that allow us to generate, at scale, many concurrent visualizations from the cloud.

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

Our Corporate Values and Company Culture

Super League is a gamer-first company, a credo embraced by every employee. We are committed to empowering our creators, energizing our players and entertaining fans through our innovation creator tools and vibrant gameplay experiences and viewing entertainment.  Because we have built and operate our own metaverse gaming worlds and content network, we know what it takes to help brands operate where we live.  Our corporate brand values are as follows:

●	We fearlessly pioneer.
●	We excite creativity.
●	We ignite connections.
●	We live where we play.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the second half of our fiscal year, with the fourth quarter typically representing our highest revenue quarter each year. Advertising spending is traditionally seasonally strong in the second half of each year, reflecting the impact of seasonal back to school, game release and holiday season advertising spending by brands and advertisers. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect relatively higher advertising revenue in second half of each year, compared to the first half of the year.

Employees and Labor Relations

As of December 31, 2021, we had 101 full-time and full-time equivalent employees. Additionally, we occasionally enter into service agreements with independent contractors, on an as-needed basis, to perform certain services. As of December 31, 2021, four of our full-time employees were subject to fixed-term employment agreements with us, and all other employees served at-will pursuant to the terms set forth in their offer letters.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

Risks Related to Our Business and Industry

●	our significant past operating losses and any inability to maintain profitability or accurately predict fluctuations in the future;

●	inability to sustain or manage our growth, or otherwise implement our business strategies;

●	a rapidly developing and relatively new market;

●	loss of advertising revenue;

●	inability to maintain an effective revenue model;

●	reduction in activity by material clients and/or vendors;

●	ineffective marketing and/or advertising efforts;

●	our ability to maintain and promote our company culture;

●	competition in our industry;

●	ability to attract, maintain, and retain licenses for popular games on our platforms;

●	ability to enter into definitive license agreements with certain game publishers;

●	ability to maintain and acquire new users and creators;

●	our ability to maintain, enhance, and promote our brand;

●	negative perceptions about our brand, platform, content, leagues, tournaments, and/or competitions;

●	anticipating and adopting changes to new technologies, business strategies, and/or methods;

●	actual or perceived security breaches, as well as errors, vulnerabilities or defects in our software and/or products, and in software and/or products of third-party providers;

●	reliance on server functionality;

●	the interoperability of our products and services across third-party services and systems;

●	security breaches and cyber threats;

●	system failures, outages, and/or disruption due to certain events and interruptions by man-made problems;

●	our ability to hire, retain and motivate highly skilled personnel; and

●	our reliance on assumptions and estimates to calculate certain key metrics.

Regulatory and Legal

●	complex and evolving U.S. and foreign laws and regulations;

●	changes in tax laws or regulations regarding us or our customers;

●	decreased levels of traffic due to intensified government regulation of the Internet industry;

●	liability in the event of a violation of privacy regulations, data privacy laws, and/or child protection laws;

●	lawsuits or liability arising as a result of the Company providing its products and/or services; and

●	lawsuits or liability as a result of content published through our products and services.

Intellectual Property and Technology

●	current and future litigation related to intellectual property rights;

●	our failure to protect our intellectual property rights; and

●	piracy, unauthorized copying, and other forms of intellectual property infringement.

Governance Risks and Risks Related to Our Common Stock

●	provisions of Delaware law and our certificate of incorporation and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us;

●	low trading volume of our common stock;

●	the volatility of the trading price of our common stock;

●	our policy of not paying cash dividends on our common stock;

●	lessened disclosure requirements due to our status as an emerging growth company; and

●	increased share-based compensation expense due to granted equity awards.

General Risk Factors

●	actual or threatened epidemics, pandemics, outbreaks, or other public health crises;

●	reversal of the U.S. economic recovery and a return to volatile or recessionary conditions; and

●	risks generally associated with the entertainment industry.

Risks Related to Our Business and Industry

We have incurred significant losses since our inception, and we may continue to experience losses in the future.

We incurred net losses of $20.7 million and $18.7 million during the years ended December 31, 2021 and 2020, respectively.  Noncash expenses totaled $5.7 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $125.3 million. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

●	investments in bandwidth to support our video streaming functionality;

●	contract labor costs and other expenses to host our leagues and tournaments;

●	costs to retain and attract users and creators and license first tier game titles, grow our online user community and generally expand our business operations;

●	hiring additional employees;

●	expansion of our operations and infrastructure, both domestically and internationally; and

●	general administration, including legal, accounting and other expenses related to being a public company.

We may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. We expect to continue to invest heavily in our operations, our online and in person experiences, and business development related to game publishers, advertisers, sponsors and user acquisition, to maintain as well as accelerate our market position, support anticipated future growth and to meet our expanded reporting and compliance obligations as a public company.

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

Our business is highly competitive and subject to rapid changes. We face significant competition to attract and retain our users, developers, and creators that we anticipate will continue to intensify. Should we fail to attract and retain users, developers, and creators, our business and results of operations may suffer.

We compete for both users, developers, and creators. We compete to attract and retain our users’ attention on the basis of our content and user experiences. We compete for users and their engagement hours with global technology leaders such as Amazon, Apple, Meta Platforms, Google, Microsoft, and Tencent, global entertainment companies such as Comcast, Disney, and ViacomCBS, online content platforms including Netflix, Spotify, and YouTube, as well as social platforms such as Facebook, Instagram, Pinterest, and Snap.

We rely on developers to create the content that leads to and maintains user engagement (including maintaining the quality of experiences). We compete to attract and retain developers by providing developers the tools to easily build, publish, operate, and monetize content. We compete for developers and engineering talent with gaming and metaverse platforms such as Epic Games, Unity, Meta Platforms, and Valve Corporation, which also give developers the ability to create or distribute interactive content.

We do not have any agreements with our developers that require them to continue to use our platform for any time period. In the future, if we are unable to continue to provide value to these developers and they have alternative methods to publish and commercialize their offerings, they may not continue to provide content to our platform. Should we fail to provide compelling advantages to continued use of our ecosystem to developers, they may elect to develop content on competing interactive entertainment platforms. If a significant number of our developers no longer provide content, we may experience an overall reduction in the quality of our experiences, which could adversely affect users’ interest in our platform and lead to a loss of revenue opportunities and harm our results of operations.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:

●	larger sales and marketing budgets and resources;

●	broader and more established relationships with users, developers, and creators;

●	greater resources to make acquisitions and enter into strategic partnerships;

●	lower labor and research and development costs;

●	larger and more mature intellectual property portfolios; and

●	substantially greater financial, technical, and other resources.

We expect competition to continue to increase in the future. Conditions in our market could change rapidly and significantly as a result of technological advancements, the emergence of new entrants into the market, partnering or acquisitions by our competitors, continuing market consolidation, or changing developer, creator and user preferences, which can be difficult to predict or prepare for. Our competitors vary in size, and some may have substantially broader and more diverse offerings or may be able to adopt more lucrative payment policies or structures for developers. Failure to adequately identify and adapt to these competitive pricing pressures could negatively impact our business.

We may not be able to sustain our rapid growth, effectively manage our anticipated future growth or implement our business strategies.

We have a limited operating history as a gaming-focused content and entertainment platform, and have experienced substantial growth in the last 12 months due, in large part, to the acquisitions we completed during the year ended December 31, 2021. However, recent growth rates may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have organically or following the completion of our recent acquisitions and we may not achieve our expected results, all of which may have a material and adverse impact on our financial condition and results of operations.

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including our direct to consumer offerings, attract and retain competitive gamers and creators, increase engagement, continue developing innovative technologies, tournaments and competitions in response to shifting demand in online gaming, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of gaming-focused entertainment and content creation. The market for gaming-related content has grown significantly in recent years and continues to rapidly develop, which may present significant challenges. Our business relies upon our ability to cultivate and grow a robust community of creators and audience members, and our ability to successfully monetize such community through digital subscriptions, and advertising and sponsorship opportunities. In addition, our continued growth depends, in part, on our ability to respond to rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the esports gaming industry will continue to grow as rapidly as it has in the past.

We generate a significant portion of our revenues from advertising and sponsorships. If we fail to attract more advertisers and sponsors to our platform, or if advertisers or sponsors are less willing to advertise with or sponsor us, our revenues may be adversely affected.

We generate a growing portion of our revenues from advertising within our platform and through our service offerings, sponsorship of our league tournaments, and the operation of our live streaming gaming platform, which we expect to further develop and expand in the near future as online viewership across our content platforms continues to expand. Our revenues from advertising and sponsorship partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the gaming and content streaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our platform. If the online advertising and sponsorship market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising and sponsorship revenue and our profitability and prospects may be materially and adversely affected.

Furthermore, our core and long-term priority of optimizing the user experience and satisfaction may limit our platform’s ability to generate revenues from advertising and sponsorship. For example, in order to provide our users and creators with an uninterrupted experience, we do not place significant amounts of advertising on our streaming interface or insert pop-up advertisements during streaming. While this decision could adversely affect our operating results in the short-term, we believe it enables us to provide a superior gamer experience on our platform, which will help us expand and maintain our current base of users and creators and enhance our monetization potential in the long-term. However, this philosophy of putting our users and creators first may also negatively impact our relationships with advertisers, sponsors or other third parties, and may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed.

Our revenue model may not remain effective and we cannot guarantee that our future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

We generate revenues from advertising within our platform and through our service offerings, and through the operation of our live streaming platform using a revenue model whereby users and creators can get free access to certain live streaming content, and gamers and creators pay fees to compete in league competition. We have generated, and expect to continue to generate, a substantial portion of revenues using this revenue model in the near term. We are, however, particularly focused on implementing a direct to consumer model for our expanding user base. Although our business has experienced significant growth in recent years, there is no guarantee that our direct to consumer packages will gain significant traction to maximize our growth rate in the future, as the demand for our offerings may change, decrease substantially or dissipate, or we may fail to anticipate and serve user demands effectively.

The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

For the years ended December 31, 2021 and 2020, one customer accounted for 12% and four customers accounted for 49% of revenue, respectively. At December 31, 2021, three customers accounted for 35% of accounts receivable. At December 31, 2020, two customers accounted for 39% of accounts receivable. At December 31, 2021, one vendor accounted for 21% of accounts payable. At December 31, 2020, three vendors accounted for 52% of accounts payable.

The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

Our marketing and advertising efforts may fail to resonate with gamers and creators.

Our service offerings are marketed through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with our user community including via email, blogs and other electronic means. An increasing portion of our marketing activity is taking place on social media platforms that are either outside, or not totally within, our direct control. Changes to user preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact our ability to reach target users and creators. Our ability to market our service offerings is dependent in part upon the success of these programs. If the marketing for our service offerings fails to resonate and expand with both the gamer and metaverse community, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

We have a unique community culture that is vital to our success. Our operations may be materially and adversely affected if we fail to maintain this community culture as we expand in our addressable user communities.

We have cultivated an interactive and vibrant online social user community centered around online gaming and content creation. We ensure a superior user experience by continuously improving the user interface and features of our platform along with offering a multitude of user experiences with first tier service offerings. We believe that maintaining and promoting a vibrant community culture is critical to retaining and expanding our user community. We have taken multiple initiatives to preserve our community culture and values. Despite our efforts, we may be unable to maintain our community culture and cease to be the preferred platform for our target users and creators as we expand our footprint, which would be detrimental to our business operations.

The online gaming industry is very “hit” driven. We may not have access to “hit” games or titles.

Select game titles dominate competitive online gaming, and many new games titles are regularly introduced in each major industry segment (console, mobile and PC free-to-download). Despite the number of new entrants, only a very few “hit” titles account for a significant portion of total revenue in each segment.

The size and engagement level of our users are critical to our success and are closely linked to the quality and popularity of the game publishers with which we have licenses. Game publishers on our platform, including those who have entered into license agreements with us, may leave us for other gaming platforms which may offer better competition, and terms and conditions than we do. Furthermore, we may lose our licenses with certain game publishers if we fail to generate the number of gamers and creators to our amateur tournaments and competitions expected by such publishers. In addition, if popular game publishers cease to license their games to us, or our live streams fail to attract gamers and creators, we may experience a decline in gamer traffic, direct to consumer opportunities and engagement, which may have a material and adverse impact on our results of operations and financial conditions.

Although we have entered into multi-year agreements with certain publishers, if we fail to license multiple additional “hit” games or any of our existing licensed game publishers with which we currently have a license decide to breach the license agreement or choose not to continue with us once the term of the license agreement expires, the popularity of our tournaments, competitions and content generated across our platforms may decline and the number of our users and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

We have not entered into definitive license agreements with certain game publishers that we currently have relationships with, and we may never do so.

We currently do not have definitive license agreements in place with game publishers for the use of certain of the game titled played on our platform, as these publishers currently permit us to integrate the specifications of the game title with our technology. We may not ever enter into license agreements with these parties in the future, instead continuing our relationship with these game publishers without a license agreement. These game publishers may unilaterally choose to discontinue their relationship with the Company, thereby preventing us from offering experiences on our platform using their game titles, as the case may be. Should those game publishers choose not to allow us to offer experiences involving their respective game titles to our users, the popularity of our amateur city leagues, tournaments and competitions may decline and the number of our users and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

If we fail to keep our existing users and creators highly engaged, to acquire new users and creators, to successfully implement a direct to consumer model for our user community, our business, profitability and prospects may be adversely affected.

Our success depends on our ability to maintain and grow the number of users and creators using our platform, and keeping our users and creators highly engaged. Of particular importance is the successful deployment and expansion of our direct to consumer model to our user community for purposes of creating predictable recurring revenues.

In order to attract, retain and engage users and creators and remain competitive, we must continue to develop and expand our product offerings, including internationally, produce engaging tournaments and competitions, successfully license the newest “hit” esports games and titles, implement new technologies and strategies, improve features of our platform and stimulate interactions in our user community.

A decline in the number of our users and creators in our ecosystem may adversely affect the engagement level of our users and creators, the vibrancy of our user community, or the popularity of our platform, which may in turn reduce our monetization opportunities, and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain, or convert users and creators into direct to consumer-based paying users and creators, our revenues may decline, and our results of operations and financial condition may suffer.

We cannot assure you that our platform will remain sufficiently popular with users and creators to offset the costs incurred to operate and expand it. It is vital to our operations that we remain sensitive and responsive to evolving user preferences and offer first-tier content that attracts our users and creators. We must also keep providing users and creators with new features and functions to enable superior content viewing, and social interaction. Further, we will need to continue to develop and improve our platform and to enhance our brand awareness, which may require us to incur substantial costs and expenses. If such increased costs and expenses do not effectively translate into an improved user experience and direct to consumer-based, long-term engagement, our results of operations may be materially and adversely affected.

The ability to grow our business is dependent in part on the success and availability of mass media channels developed by third parties, as well as our ability to develop commercially successful content.

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels for which we may distribute our content, including Twitch, YouTube and ESL.tv. Our success also depends on our ability to accurately predict which channels and platforms will be successful with the online gaming community, our ability to develop commercially successful content and distribute via SLG.TV, which is presently available on Twitch, amateur tournaments and competition for these channels and gaming platforms and our ability to effectively manage the transition of our users and creators from one generation or demographic to the next. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our live and on-demand content on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and users and creators away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing is lower than our expectations, we may be unable to fully recover the investments we have made, and our financial performance may be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

If we fail to maintain and enhance our brand or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. A well-recognized brand is important to increasing the number of users and creators and the level of engagement of our overall user community which is critical in enhancing our attractiveness to advertisers and sponsors. Since we operate in a highly competitive market, brand maintenance and enhancement directly affect our ability to maintain and enhance our market position.

Although we have developed our brand through word of mouth referrals, key strategic partners and our esports game publisher licensors, as we expand, we may conduct various marketing and brand promotion activities using various methods to continue promoting our brand. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect.

In addition, any negative publicity in relation to our service offerings, or operations, regardless of its veracity, could harm our brands and reputation. Negative publicity or public complaints from users and creators may harm our reputation, and if complaints against us are not addressed to their satisfaction, our reputation and our market position could be significantly harmed, which may materially and adversely affect our business, results of operations and prospects.

Negative perceptions about our brand, platforms, tournaments or competitions and/or business practices may damage our business and increase the costs incurred in addressing gamer concerns.

Expectations regarding the quality, performance and integrity of our service offerings are high. Users and creators may be critical of our brand, platform, content, service offerings, tournaments or competitions and/or business practices for a wide variety of reasons. These negative user reactions may not be foreseeable or within our control to manage effectively, including user reactions to content via social media or other outlets, components and services, or objections to certain of our business practices. Negative user sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our offered services may suffer.

Rapid technology changes require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in both the content-creation and delivery market, as well as the esports gaming market. We have invested, and in the future may invest, in new business strategies including within metaverse gaming, a direct to consumer model, technologies, products, or games or first-tier game titles to continue to persistently engage the user and deliver the best user experience. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the features that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology, or develop technologies, products, or services that become popular with users and creators, which could adversely affect our financial results. It may take significant time and resources to shift our focus to such technologies, putting us at a competitive disadvantage.

Our development process usually starts with particular user experiences in mind, and a range of technical development and feature goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competitors may be able to achieve them more quickly and effectively than we can based on having greater operating capital and personnel resources. If we cannot achieve our technology goals within the original development schedule, then we may delay their release until these goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may be required to significantly increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our launch schedule or to keep up with our competitors, which would increase our development expenses

Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to develop successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. For example, we do not have significant experience with virtual or augmented reality technology, which may adversely affect our ability to successfully develop and market our offerings within these technologies. We continue to incur substantial costs, and we may not be successful in generating profits, in connection with these efforts. In addition, the introduction of new services, or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, or other complications that could adversely affect our business and financial results. We have also invested, and expect to continue to invest, significant resources in growing our service offerings to support increasing usage of such products.  If our new or enhanced services fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We may not be successful in our metaverse gaming strategy and investments, which could adversely affect our business, reputation, or financial results.

We believe the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. Our business strategy focuses on offerings within metaverse gaming. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the metaverse is uncertain. In addition, we have limited experience with virtual and augmented reality technology, which may enable other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in metaverse gaming or develop products that operate effectively with metaverse gaming technologies, products, systems, networks, or standards. Our metaverse gaming efforts may also divert resources and management attention from other areas of our business. In addition, as our metaverse gaming efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our metaverse gaming strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

We focus our business on our developers, creators, and users, and acting in their interests in the long-term may conflict with the short-term expectations of analysts and investors.

A significant part of our business strategy and culture is to focus on long-term growth and developer, creator, and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our developer, creator, and user community, as developers, creators, and users increase the amount and types of content they make available on our platform and the content they consume, as we continue to seek ways to increase payments to our developers, and as we develop and further enhance our platform, expand our technical infrastructure, and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our platform and develop new features, integrations, capabilities, and enhancements to our platform for the benefit of our developers, creators, and users. Such expenditures may not result in improved business results or profitability over the long-term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors and our stockholders, the trading price of our common stock may decline.

We may experience security breaches and cyber threats.

We continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our platform, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure, including third party cloud hosting and broadband, provided by third party business partners to support the in person and online functionality of our platform. These business partners are also subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. Both our partners and we have implemented certain systems and processes to guard against cyber risks and to help protect our data and systems. However, the techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage our networks and platform change frequently and often are not detected. Our systems and processes, and the systems and processes of our third-party business partners, may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our platform, degrade the user experience, cause users and creators to lose confidence in our gaming platform and cease utilizing it, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Successful exploitation of our networks and platform can have other negative effects upon the user experience we offer. In particular, the virtual economies that exist in certain of our licensed game publishers’ games and developers’ outside platforms, such as Roblox, are subject to abuse, exploitation and other forms of fraudulent activity that can negatively impact our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a user within a particular online game or service.

Our business could be adversely affected if our data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of data privacy and security laws generally.

In the course of our business, we may collect, process, store and use gamer and other information, including personally identifiable information, passwords and credit card information, the latter of which is subject to PCI-DSS compliance. Although we take measures to protect this information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. The unauthorized access, acquisition or disclosure of this information, or a perception that we do not adequately secure this information could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability and reputation and cause our financial results to be materially affected. In addition, third party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational harm to them and/or negatively impact our ability to maintain the credibility of our user community.

Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is averse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both users and creators and revenue.

We depend on servers to operate our service offerings with online features and our proprietary online platform. If we were to lose server functionality for any reason, our business may be negatively impacted.

Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason could degrade or interrupt the functionality of our platform, and could prevent the operation of our platform for both in-person and online user experiences.

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

Our advertising revenue is dependent on targeting and measurement tools that incorporate data signals from user activity on websites and services that we do not control, and changes to the regulatory environment, third-party mobile operating systems and browsers, and our own products have impacted, and we expect will continue to impact, the availability of such signals, which will adversely affect our advertising revenue.

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the European Union's General Data Protection Regulation (“GDPR”), and the California Consumer Privacy Act (“CCPA”), have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we may see an increasing number of users opt to control certain types of ad targeting, which may increase further with expanded control over certain third-party data as part of our compliance with these laws and regulations, and we may have to introduce product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance or decisions or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. These developments may limit our ability to target and measure the effectiveness of ads across platforms and may negatively impact our advertising revenue. If we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities may be materially and adversely affected, which would in turn significantly impact our future revenue growth.

Our online platform and services offered through our platform may contain defects.

Our online platform and the services offered through our platform are extremely complex and are difficult to develop and distribute. We have quality controls in place to detect defects in our platform before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Further, we have not undertaken independent third-party testing, verification or analysis of our platform and associated systems and controls. Therefore, our platform and quality controls and preventative measures we have implemented may not be effective in detecting all defects in our platform. In the event a significant defect in our platform and associated systems and controls is realized, we could be required to offer refunds, suspend the availability of our service offerings, or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

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

Our business partially depends on services provided by, and relationships with, various third parties, including cloud hosting and broadband providers, among others. To this end, when our cloud hosting and broadband vendors experience outages, our services will be negatively impacted and alternative resources will not be immediately available. In addition, certain third-party software we use in our operations is currently publicly available free of charge. If the owner of any such software decides to charge users or no longer makes the software publicly available, we may need to incur significant costs to obtain licensing, find replacement software or develop it on our own. If we are unable to obtain licensing, find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

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

If we are unable to successfully grow our user base, compete effectively with other platforms, and further monetize our platform, our business will suffer.

We have made, and are continuing to make, investments to enable our developers to design and build compelling content and deliver it to our users on our platform. Existing and prospective developers may not be successful in creating content that leads to and maintains user engagement (including maintaining the quality of experiences) or they may fail to expand the types of experiences that our developers can build for users, and other global entertainment companies, online content platforms, and social platforms may entice our users and potential users away from, or to spend less time with, our platform, each of which could adversely affect users’ interest in our platform and lead to a loss of revenue opportunities and harm our results of operations.

Additionally, we may not succeed in further monetizing our platform and user base. As a result, our user growth, user engagement, financial performance and ability to grow revenue could be significantly harmed if:

●	we fail to increase or maintain KPIs;

●	our user growth outpaces our ability to monetize our users, including if our user growth occurs in markets that are not profitable;

●	we fail to establish a base of our developers, creators, and users;

●	we fail to provide the tools and education to our developers and creators to enable them to monetize their experiences;

●	we fail to increase or maintain the amount of time spent on our platform, the number of experiences that our users share and explore with friends, or the usage of our technology for our developers;

●	we do not develop and establish the social features of our platform, allowing it to more broadly serve the entertainment, education, and business markets;

●	we fail to increase penetration and engagement across target age demographics;

●	developers do not create engaging or new experiences for users;

●	users reduce their subscriptions for our services within our platform; or

●	the experiences on our platform do not maintain or gain popularity.

If we are able to continue to grow, we will need to manage our growth effectively, which could require expanding our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls. In addition, we have expended in the past and may in the future expend significant resources to launch new features and changes on our platform that we are unable to monetize, which may significantly harm our business. Any future growth would add complexity to our organization and require effective coordination across our organization, and an inability to do so would adversely affect our business, financial conditions and results of operations.

We provide access to offerings within our platform that are subscription-based. While we intend for these efforts to generate increased recurring revenues from our existing user base, they may cause users to decrease their overall spend on our platform. Our ability to continue to attract and retain users of our paid subscription services will depend in part on our ability to consistently provide our subscribers with a quality experience. If our users do not perceive these offerings to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers or be able to convince users to become subscribers of such additional service offerings, and we may not be able to increase the amount of recurring revenue from our user base. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to reduce household expenses, competitive services that provide a better value or experience or as a result of changes in pricing. If our efforts to attract and retain subscribers are not successful, our business, operating results, and financial condition may be adversely impacted.

We have seen the growth rate of our users fluctuate and expect it to continue to change over time. If we fail to retain users or add new users, or if our users decrease their level of engagement with our platform, revenue, bookings, and operating results will be harmed.

During the year ended December 31, 2021, we reported 11.2 billion views and impressions, 5.0 million registered users, and 105.0 million  engagement hours. We view our KPIs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our KPI growth rate has fluctuated in the past and may slow in the future due to various factors. As COVID-19 related shelter-in-place orders are lifted and children return to school, we have seen growth rates moderate in certain markets. Other factors including: the introduction of new experiences on our platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our KPIs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic moderate. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in KPIs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our KPI growth rate slows or becomes stagnant, or we have a decline in KPIs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Our business plan assumes that the demand for interactive entertainment offerings, specifically, the adoption of a metaverse with users interacting together by playing, communicating, connecting, making friends, learning, or simply hanging out, all in 3D environments, will increase for the foreseeable future. However, if this market shrinks or grows more slowly than anticipated, if the metaverse does not gain widespread adoption as a forum for experiences, social interaction and creative expression for our users, or if demand for our platform does not grow as quickly as we anticipate, whether as a result of competition, product obsolescence, budgetary constraints of our developers, creators, and users, technological changes, unfavorable economic conditions, uncertain geopolitical or regulatory environments or other factors, we may not be able to increase our revenue and bookings sufficiently to ever achieve profitability and our stock price would decline.

The multitude of other entertainment options, online gaming, and other interactive experiences is high, making it difficult to retain users who are dissatisfied with our platform and seek other entertainment options. Moreover, a large number of our users are within a demographic which may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These and other factors may lead users to switch to another entertainment option rapidly, which can interfere with our ability to forecast usage or KPIs and would negatively affect our user retention, growth, and engagement. We also may not be able to penetrate other demographics in a meaningful manner to compensate for the loss of KPIs in this age group. Falling user retention, growth, or engagement rates could seriously harm our business.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business.

We regularly review metrics and KPIs, including hours engaged, views and impressions, and active users to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics and estimates may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. If our estimates are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our common stock to decline, our reputation and brand could be harmed.

While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our service offerings are used and as a result, the metrics may overstate the number of active users, hours engaged, and views and impressions. For example, there may be users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots to inflate user activity for a particular developer or creator, thus making the developer or creator’s experience or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our service offerings, and these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior. Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If our developers do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our developers, creators and partners may also be less willing to allocate their budgets or resources to our service offerings, which could seriously harm our business.

Growth and engagement of our user community depends upon effective interoperability with mobile operating systems, networks, mobile devices and standards that we do not control.

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

Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees were unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all. Since our industry is characterized by high demand and intense competition for talents, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. In addition, as the Company is relatively young, our ability to train and integrate new employees into our operations may not meet the growing demands of our business which may materially and adversely affect our ability to grow our business and hence our results of operations.

If any of our executive officers and key employees terminates their services with us, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel. If any of our executive officers or key employees joins a competitor or forms a competing company, we may lose users and creators, know-how and key professionals and staff members. Certain of our executive officers and key employees have entered into a non-solicitation and non-competition agreements with us. However, certain provisions under the non-solicitation and non-competition agreement may be deemed legally invalid or unenforceable. If any dispute arises between our executive officers and us, we cannot assure you that we would be able to enforce these non-compete agreements.

We plan to continue to make acquisitions and pursue other strategic transactions, which could impact our financial condition or results of operations and may adversely affect the price of our common stock.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies from future growth and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments.

We may pay substantial amounts of cash or incur debt to pay for acquisitions or other strategic transactions, which has occurred in the past and could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations and increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions and may grant stock options or other equity awards to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our common stock.

We may also discover liabilities, deficiencies, or other claims associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, we may fail to accurately forecast the financial impact of an acquisition or other strategic transaction, including tax and accounting charges. Acquisitions or other strategic transactions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our balance sheet upon closing. Any of these factors may adversely affect our financial condition or results of operations.

We may not be able to successfully integrate our acquisitions, including the 2021 Acquisitions, and we incur significant costs to integrate and support the companies we acquire.

The integration of acquisitions, including the 2021 Acquisitions, requires significant time and resources, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience, and we may not manage these processes successfully. We continue to make substantial investments of resources to support our acquisitions, including the 2021 Acquisitions, which has in the past resulted, and we expect will in the future result, in significant ongoing operating expenses and the diversion of resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

We may encounter significant difficulties integrating acquired businesses.

The integration of any businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote, significant management attention and resources to integrating acquired businesses, including those acquired in the 2021 Acquisitions. The failure to meet the challenges involved in integrating businesses and to realize the anticipated benefits of any acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined business and could adversely affect our results of operations. The difficulties of combining acquired businesses with our own include, among others:

●	the diversion of management attention to integration matters;

●	difficulties in integrating functional roles, processes and systems, including accounting systems;

●	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

●	difficulties in assimilating, attracting and retaining key personnel;

●	challenges in keeping existing clients and obtaining new clients;

●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from an acquisition;

●	difficulties in managing the expanded operations of a significantly larger and more complex business;

●	contingent liabilities, including contingent tax liabilities or litigation, that may be larger than expected; and

●

potential unknown liabilities, adverse consequences or unforeseen increased expenses associated with an acquisition, including possible adverse tax consequences to the combined business pursuant to changes in applicable tax laws or regulations.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, all of which could adversely impact our business and results of operations. These difficulties have been enhanced further during the COVID-19 pandemic as a result of our office closures and work-from home policies, which may hinder assimilation of key personnel.

If we are not able to successfully integrate an acquisition, if we incur significantly greater costs to achieve the expected synergies than we anticipate or if activities related to the expected synergies have unintended consequences, our business, financial condition or results of operations could be adversely affected.

The preparation of our financial statements involves the use of good faith estimates, judgments and assumptions, and our financial statements may be materially affected if such good faith estimates, judgments or good faith assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) typically require the use of good faith estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such consolidated financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets, share-based compensation and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes would require a restatement of our consolidated financial statements and could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our consolidated financial statements and our business.

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

In addition, we include modes in our platform that allow players to compete against each other. Although we structure and operate these skill-based competitions with applicable laws in mind, our skill-based competitions in the future could become subject to evolving rules and regulations and expose us to significant liability, penalties and reputational harm.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings and adversely affect our operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, tax legislation was signed into law that contained many significant changes to the U.S. tax laws. The new legislation reduced the corporate income tax rate from 34% to 21% effective January 1, 2018, resulting in our deferred income tax assets and liabilities, including NOLs, to be measured using the new rate as reflected in the valuation of these assets as of December 31, 2017. As a result, the value of our deferred tax assets decreased by approximately $4.3 million and the related valuation allowance has been reduced by the same amount. Our analysis and interpretation of this legislation is ongoing. Given the full valuation allowance provided for net deferred tax assets for the periods presented herein, the change in tax law did not have a material impact on our consolidated financial statements provided herein. There may, however, be additional tax impacts identified in subsequent fiscal periods in accordance with subsequent interpretive guidance issued by the SEC or the Internal Revenue Service. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded in the consolidated financial statements included herein for tax attributes that are incomplete or subject to change.

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

In addition to our platform, we use third-party applications, websites, and social media platforms to promote our service offerings and engage users, as well as monitor and collect certain information about users in our online forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the Children’s Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. COPPA is of particular concern to us, and in an effort to minimize our risk of potential exposure, we retained a COPPA expert as a consultant and have posted a compliant privacy policy, terms of use and various other policies on our website. We undertake significant effort to implement certain precautions to ensure that access to our platform is COPPA compliant. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid exposure and COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

Consumers are able to access our service offerings online through our platform. We collect and store information about our consumers both personally identifying and non-personally identifying information. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations and have imposed greater legal obligations on companies in this regard. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside of the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate. The European Commission is also currently negotiating a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. Any of these changes to European Union data protection law or its interpretation could disrupt and/or harm our business.

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

We may be held liable for information or content displayed on, retrieved from or linked to our platform, or distributed to our users.

Our interactive live streaming platform enables users and creators to exchange information and engage in various other online activities. Although we require our users and creators to register their real name, we do not require user identifications used and displayed while using the platform to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our users and creators. In addition, because a majority of the communications on our online and in person platform is conducted in real time, we are unable to examine the content generated by users and creators before they are posted or streamed. Therefore, it is possible that users and creators may engage in illegal, obscene or incendiary conversations or activities, including publishing of inappropriate or illegal content that may be deemed unlawful. If any content on our platform is deemed illegal, obscene or incendiary, or if appropriate licenses and third-party consents have not been obtained, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, other unlawful activities or other theories and claims based on the nature and content of the information delivered on or otherwise accessed through our platform. Moreover, the costs of compliance may continue to increase when more content is made available on our platform as a result of our growing base of users and creators, which may adversely affect our results of operations.

Intensified government regulation of the Internet industry could restrict our ability to maintain or increase the level of traffic to our platform as well as our ability to capture other market opportunities.

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

Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages, royalties, legal fees and other costs. We also could be required to stop offering, distributing or supporting our platform, service offerings, or other features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm our business.

In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing interactive entertainment software products and services, such as those offered on our platform or that we would like to offer in the future. We may discover that future opportunities to provide new and innovative services to users and creators may be precluded by existing patents that we are unable to license on reasonable terms.

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

Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our registered trademark or pending trademarks, brands or websites, or misappropriate our data and copy our platform, all of which could cause confusion, divert users and creators away from our platform and service offerings, or harm our reputation.

Competitors and other third parties may purchase (i) trademarks that are similar to our trademarks and (ii) keywords that are confusingly similar to our brands or websites in Internet search engine advertising programs and in the header and text of the resulting sponsored links or advertisements in order to divert users and creators from us to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential users and creators away from our platform to competing, irrelevant or potentially offensive platforms, which could harm our reputation and cause us to lose revenue.

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

We have invested significant resources to develop our own intellectual property and acquire licenses to use and distribute the intellectual property of others on our platform. Failure to maintain or protect these rights could harm our business. In addition, any unauthorized use of our intellectual property by third parties may adversely affect our current and future revenues and our reputation.

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

Although our common stock is listed on the Nasdaq Capital Market, it is likely that initially there will be a very limited trading market for our common stock, and we cannot ensure that a robust trading market will ever develop or be sustained. Our shares of common stock may be thinly traded, and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock in the future. The market liquidity will be dependent on the perception of our operating business, competitive forces, state of the live stream and gaming industry, growth rate and becoming cash flow profitable on a sustainable basis, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows, and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate financial public relations firms with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future. Subsequent to the time frame above, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act until such time that the Company becomes an “accelerated filer,” as defined by the SEC.

We have granted, and may continue to grant, share incentive awards, which may result in increased share-based compensation expenses.

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For the year ended December 31, 2021 and 2020, we recorded share-based compensation expense of $2.4 million and $2.0 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

We believe the granting of share incentive awards is important to our ability to attract and retain employees, and we will continue to grant share incentive awards to employees in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.

Uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

We have significant intangible assets recorded on our consolidated balance sheets as of December 31, 2021. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our consolidated financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

General Risk Factors

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our business.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (COVID-19). The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause a decrease to the attendance of our in person gaming experiences, or cause certain of our partners, such as Wanda Theaters in China, to avoid holding in person events. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause members of our Action Squad, in whom we rely on to manage the logistics of our in person experiences, or on-site employees of partners to avoid any involvement with our in person experiences or other events, which would adversely affect our ability to hold such events. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore adversely affect our business, financial condition and results of operations.

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

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include the popularity, price to play, and timing of release of our esports licensed games, economic conditions that adversely affect discretionary consumer spending, changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We leased office space under an operating lease agreement which expired on May 31, 2017, and was amended to a month-to-month basis lease. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of December 31, 2021 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021, at a combined rate of approximately $11,800 per month.

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

As of March 29, 2022, we had 160 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Equity Securities

No unregistered securities were issued during the years ended December 31, 2021 and 2020 that were not previously reported.

Use of Proceeds from Sales of Registered Securities

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

The offerings described above were made pursuant to an effective shelf Registration Statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626). The net proceeds from these offerings were used for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company also used a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Equity Distribution Agreement.  On September 3, 2021, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents (the “Offering”), up to $75 million of its shares of common stock, par value $0.001 per share (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2021 (the “Form S-3”) and the prospectus relating to the Offering that forms a part of the Form S-3, following such time as the Form S-3 is declared effective by the SEC.

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

The Company intends to use the net proceeds from any “at-the-market” offering primarily for working capital and general corporate purposes, including sales and marketing activities, product development and capital and acquisition related expenditures. The Company may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

In August 2020, the Company issued 4,540,541 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $7.6 million, after deducting placement agent fees of $588,000 and other offering expenses totaling $180,000. The offering was conducted pursuant to the Company’s effective Registration Statement on Form S-1 (File No. 333-248248), and a related registration statement filed pursuant to Rule 462(b) under the Securities Act. In addition, pursuant to the terms of the related underwriting agreement, the Company granted to the underwriter a 30-day over-allotment option to purchase up to an additional 681,081 Shares at the same public offering price per share, less discounts and commissions, which was partially exercised in September 2020, resulting in the issuance of 448,440 shares and net proceeds of $771,000, after deducting placement agent fees of $58,000. The net proceeds from this offering were for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. Net proceeds from this offering were also intended to be available for acquisitions of, or investments in, technologies, solutions or businesses that may complement our business and or accelerate our growth.

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

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected financial data as of and for the years ended December 31, 2021 (“fiscal year 2021”) and 2020 (“fiscal year 2020”), set forth below, from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those audited consolidated financial statements and related notes thereto, as well as the information found under the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Our historical results are not necessarily indicative of the results to be expected in future periods. All references to “Note,” followed by a number reference from one to eleven herein, refer to the applicable corresponding numbered footnotes to the consolidated financial statements contained elsewhere herein.

	Fiscal Year
	2021	2020
Statement of Operations Data:
Revenues	$11,672,000	$2,064,000
Cost of revenues	6,547,000	856,000
Gross profit	5,125,000	1,208,000

Operating expenses:
Sales, marketing and advertising	9,670,000	5,490,000
Engineering, technology and development	11,100,000	6,821,000
General and administrative	9,435,000	7,640,000
Total operating expense	30,205,000	19,951,000
Loss from operations	(25,080,000)	(18,743,000)
Other income (expense), net	1,221,000	11,000
Loss before benefit from income taxes	(23,859,000)	(18,732,000)
Benefit from income taxes	3,111,000	-
Net loss	$(20,748,000)	$(18,732,000)

Net loss per share:
Basic and diluted	$(0.69)	$(1.64)
Weighted average common shares used to compute net loss per share:
Basic and diluted	29,882,828	11,430,057

	As of December 31,
	2021	2020
Balance Sheet Data:
Cash and cash equivalents	$14,533,000	$7,942,000
Accounts receivable	6,328,000	588,000
Prepaid expenses and other current assets	1,334,000	837,000
Property and equipment, net	104,000	138,000
Intangible and other assets, net	24,243,000	1,907,000
Goodwill	50,263,000	2,565,000
Accounts payable, accrued expenses and deferred revenue	(5,590,000)	(1,829,000)
Long-term note payable	-	(1,208,000)
Deferred taxes	(518,000)
Total stockholders’ equity	90,697,000	10,940,000

Factors Affecting Comparability:

●

Long-Term Note Payable. On May 4, 2020, the Company entered into a forgivable loan from the U.S. Small Business Administration (“SBA”) resulting in net proceeds of $1,200,047 pursuant to the Paycheck Protection Program enacted by Congress under the CARES Act administered by the SBA. In May 2021, the loan and accrued interest was forgiven pursuant to the terms and conditions of the underlying loan agreement. Upon forgiveness, and legal release, we reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the accompanying statement of operations for fiscal year 2021. Refer to “Liquidity and Capital Resources” below.

●	Amortization Expense. Amortization expense for the periods presented was comprised of the following:

	Fiscal Year
	2021	2020

Sales, marketing and advertising	$1,180,000	$-
Engineering, technology and development	1,556,000	1,140,000
General and administrative	451,000	119,000
Total amortization expense	$3,187,000	$1,259,000

The increase in amortization expense primarily reflects the amortization of intangible assets acquired in connection with the 2021 Acquisitions described below.

●	Noncash Stock Compensation Expense. Noncash stock-based compensation expense for the periods presented was comprised of the following:

	Fiscal Year
	2021	2020

Sales, marketing and advertising	$934,000	$849,000
Engineering, technology and development	288,000	254,000
General and administrative	1,159,000	901,000
Total noncash stock compensation expense	$2,381,000	$2,004,000

●	Acquisitions

Acquisition of Mobcrush. On June 1, 2021, we completed the acquisition of Mobcrush, a live streaming technology platform used by gaming influencers who generate and distribute original content to fans and subscribers across the most popular live streaming and social media platforms, including Twitch, YouTube, Facebook, Instagram, Twitter, and more (“Mobcrush Acquisition”). Mobcrush also operates Mineville and Pixel Paradise, two of seven official Minecraft servers in partnership with Microsoft. Refer to Note 5 for additional information.

Acquisition of Bannerfy, LTD. On August 24, 2021, we completed the acquisition of Bannerfy pursuant to which the Company acquired all of the issued and outstanding common shares of Bannerfy. Bannerfy is an intelligent technology platform that enables digital video and live streaming creators to collaborate with tier one sponsors on their social media channels including YouTube through scalable and custom premium placements. Refer to Note 5 for additional information.

Acquisition of Bloxbiz Co. On October 4, 2021, we acquired (i) substantially all of the assets of Bloxbiz and (ii) the personal goodwill of the Founders regarding Bloxbiz’s business. Bloxbiz is a dynamic ad platform designed specifically for metaverse environments. Bloxbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics. Refer to Note 5 for additional information.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of the acquisitions of Mobcrush, Bannerfy and Bloxbiz (“2021 Acquisitions”) for the period from the respective transaction closing dates to the end of the current period presented herein. Intangible assets and goodwill recorded in connection with the 2021 Acquisitions totaled $24,315,000 and $47,698,000, respectively. Intangible asset related amortization expense related to the 2021 Acquisitions during fiscal year 2021 totaled $2,128,000.

The net deferred tax liability resulting from the acquisition of Mobcrush created a source of income to utilize against our existing net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company’s deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company’s net deferred tax assets was released, resulting in an income tax benefit of approximately $3,073,000, recorded as a credit to income tax expense for fiscal year 2021. Refer to Note 5 for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our consolidated financial statements and the notes thereto appearing elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Report.

General

Super League Gaming, Inc. (Nasdaq: SLGG) builds and operates networks of games, monetization tools and content channels across open-world gaming platforms that empower developers, energize players, and entertain fans. Our solutions provide incomparable access to an audience consisting of players in the largest global metaverse environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, the company’s platform includes access to vibrant in-game communities, a leading metaverse advertising platform, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, cloud-based livestream production tools, and an award-winning esports invitational tournament series. Super League’s properties deliver powerful opportunities for brands and advertisers to achieve impactful insights and marketing outcomes with gamers of all ages.

We generate revenues from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and gaming-centric entertainment content for our own network of digital channels and media and entertainment partner channels and (iii) direct to consumer offers, including digital subscriptions, in-game digital goods, and gameplay access fees. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business.

Matters Affecting Comparability

During fiscal year 2021, we completed the acquisitions described below under the heading, “FY 2021 Acquisitions.”

Executive Summary

During fiscal year 2021, management continued to focus on monetization with respect to our three primary revenue streams: (1) advertising revenues, (2) content revenues, and (3) direct to consumer revenues. In addition to the strong key performance indicator (“KPI”) performance during the periods presented, as described below, we: (i) continued our focus on our premium advertising model and the monetization of our rapidly growing premium advertising inventory, and increased revenues generated from direct advertising sales, programmatic display and video advertising units; (ii) continued to focus on the monetization of our original and user generated content library and remote production and broadcast capabilities, which emerged as a component of revenue in 2020; (iii) continued to focus on the monetization of the gamer and creator through direct-to-consumer offers, including increases in sales of digital goods with our Minehut, Mineville and Pixel Paradise digital properties, and the continued rollout of our micro-transaction marketplace; and, (iv) continued to unlock new ways that our content production technology can extend beyond esports, into other entertainment formats representing revenue growth opportunities in the current and future periods. We expect to continue to grow our advertising pipeline across various verticals with the capability to provide brands and advertisers with targeted, high-quality integrations that warrant premium costs per impressions (“CPM”) advertising rates.

FY 2021 Acquisitions

Fiscal year 2021 acquisitions were comprised of the following:

●

We acquired Mobcrush, effective June 1, 2021, and in the fourth quarter of 2021, continued with the required integration activities, including integration of our sales, engineering and product teams. We believe the acquisition of Mobcrush will enable us to provide brands, advertisers, and other consumer facing businesses with significant audience reach across the most important engagement channels in video gaming – competitive events, social media and live streaming content, and in-game experiences. With the acquisition of Mobcrush we acquired the potential for a U.S. monthly viewing audience of 85 million, which would create a top 50 U.S. media property according to measurements used by Nielsen. In addition, annually, on a combined basis we have the potential to generate 7.7 billion U.S video views, annually, across live streaming platforms, two billion views on social media platforms, and enable 60 million hours of gameplay on owned and operated platforms.

●

In August 2021, we completed the acquisition of Bannerfy which reinforces our commitment to helping creators monetize their fan base as they seek to turn their passion into their livelihood and provides brands with access to additional premium inventory from creators through Super League, to establish organic connections with their fans and followers. Based in the United Kingdom, and having already onboarded a strong roster of European gaming creators and brand partners, and as the first international acquisition by Super League, Bannerfy represents another path to expansion of our advertising and sponsorship partner base.

●

On October, 4, 2021, we completed the acquisition of Bloxbiz, a dynamic advertising platform designed specifically for metaverse environments. Bloxbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics. Bloxbiz’s advertising platform reaches more than 70 million monthly active Roblox users across a collection of more than 150 curated, brand-safe games. In-game ads take the form of creative billboards that complement the gaming experience, allowing for natural discovery without interrupting gameplay. The ads are measured through Bloxbiz’s advanced technology, which verifies viewability in a 3D space and provides aggregated audience geographic, language, and device data. The acquisition allows us to execute on our strategic plans to extend our existing and expanding presence and reach in the metaverse.

As a result of our organic growth and the impact of our 2021 Acquisitions, we have significantly enhanced our internal direct sales force and partnership leaders, with approximately 30% of our headcount revenue-facing, and we have deepened our product and engineering functions with specific expertise in metaverse game design, advertising technology, creator tool development, and data and analytics.

We believe we are one of the only companies operating at scale in Minehut and Roblox. In addition, we believe there are significant opportunities to port our products and know-how into other metaverse gaming platforms. Our consumer-facing reach now includes:

●	A library of dozens of our own Minecraft game engines that we leverage across our Minehut, Mineville and Pixel Paradise properties;

●	Game creator partnerships that provide us with access to 150 popular Roblox game worlds, which we expect to continue to expand as we increase our network participation; and

●

The ability to reach gaming audiences in the hundreds of millions through the combination of our own and our creators’ social media reach, enabled by our content capabilities, ranging from live gameplay and entertainment broadcasts to on-demand clips for social distribution and influencer partnerships.

Embedded in our consumer properties are a variety of innovative ad products, developer tools and analytics, as well as our technology to support content production and broadcasting and feed our content network and support a brand’s overall campaign objectives.

We offer a suite of metaverse gaming and content products from custom metaverse integrations inside existing games or the creation of new, bespoke worlds, supported by dynamic, in-game ad units and custom content to drive amplification and attract quality CPMs. Combined with our livestream and broadcast capabilities, we are able to deliver an end-to-end metaverse solution for advertisers and brands. Through our organic and inorganic growth in fiscal 2021, our premium advertising inventory and offer to brands has expanded significantly, which allows us to offer premium engagement with advertiser’s and brand’s targeted audiences, in a safe, trusted and measurable way, through deep, multi-faceted campaigns  leading to growth in the size and scope of our advertising deals to attract a larger share of advertisers’ wallets.

During the second half of fiscal 2021, we also focused on continuing to forge strategic partnerships to create a global reseller network to augment our direct salesforce efforts. These partners have breadth and depth across all of the significant industry verticals along with global geographic coverage, which we believe will facilitate the acceleration of the rollout and awareness for our innovative ad products and drive the acceleration of future monetization.

Other

In August 2021, we announced the launch of Pixel Paradise, the world’s first Minecraft Bedrock Server designed from the ground up to prioritize roleplaying while bringing your imagination to life with your friends. In Pixel Paradise, players take a vacation from player vs player competition and are whisked away to an island where creativity and resourcefulness are the most critical skills. Completing tasks will require players to learn how to manage their currency, optimize their resources, and pursue helpful communications with their existing and new friends. For players seeking a little more action, Pixel Paradise offers mini-games based on popular Minecraft game modes. Pixel Paradise is the newest release by InPvP, an official Microsoft Minecraft partner enjoyed by more than 22 million players annually.

Registered Direct Offerings.

During the first quarter of fiscal 2021, we offered and sold to certain institutional investors an aggregate total of 7,516,253 shares of common stock in registered direct offerings pursuant to our effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626). We received aggregate net proceeds of approximately $33.6 million, after deducting offering expenses.

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

Commencing in the first quarter of 2020, in response to the COVID-19 pandemic and the related uncertainty, advertisers and sponsors across the board inevitably paused to reset their marketing strategies, and as a result, all companies with business models that include sponsorship and advertising revenues felt the impact of the pause in advertising spend industry-wide. In addition, in the first half of 2020, as a result of COVID-19, we felt the impact of the deferral of some of the programs in our pipeline and related revenues to future periods. The majority of our gameplay hours and other engagement occurs digitally, online, so while our “in real life” gaming is a premium and important aspect of our brand, the shift away from retail locations did not have a significant impact on our overall business model over time, which is largely digitally focused.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for a significant portion of fiscal year 2020, we reported significant quarter over quarter growth in revenues in the second half of fiscal 2020, and throughout 2021 and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party user generated content in future periods, as we continue to expand our advertising inventory, viewership and related sales activities.

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

Results of Operations for the Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth a summary of our results of operations for the fiscal years ended December 31, 2021 and 2020:

	Fiscal Year
	2021	2020
REVENUES	$11,672,000	$2,064,000
COST OF REVENUES	6,547,000	856,000
GROSS PROFIT	5,125,000	1,208,000

OPERATING EXPENSES
Selling, marketing and advertising	9,670,000	5,490,000
Engineering, technology and development	11,100,000	6,821,000
General and administrative	9,435,000	7,640,000
Total operating expenses	30,205,000	19,951,000

NET LOSS FROM OPERATIONS	(25,080,000)	(18,743,000)
OTHER INCOME (EXPENSE), NET	1,221,000	11,000
LOSS BEFORE BENEFIT FROM INCOME TAXES	(23,859,000)
Benefit from income taxes	3,111,000	-
NET LOSS	$(20,748,000)	$(18,732,000)

Comparison of the Results of Operations for the Fiscal Years Ended December 31, 2021 and 2020

Revenue

	Fiscal Year
	2021	2020	$ Change	% Change
Advertising and sponsorships	$8,005,000	$1,170,000	$6,835,000	584%
Content	2,264,000	735,000	1,529,000	208%
Direct to consumer	1,403,000	159,000	1,244,000	782%
	$11,672,000	$2,064,000	$9,608,000	466%

Revenue for fiscal year 2021 increased $9,608,000 or 466%, compared to fiscal year 2020. For fiscal year 2021, one customer accounted for 12% (12% advertising and sponsorships) of revenues. For fiscal year 2020, four customers accounted for 49% (28% advertising and sponsorships; 21% content sales) of revenues.

The increase in revenues for fiscal year 2021 primarily reflects (1) significant increases in direct sales and programmatic advertising revenues, on our owned and operated, and our partner’s digital channels, reflecting increasing monetization of our expanding premium advertising inventory, relative to the prior year comparable period, (2) increases in revenues generated from our live stream, remote production and broadcast related content sales activities, and (3) increases in direct to consumer revenues, primarily driven by digital goods sales revenues from our Mobcrush acquisition related Mineville and Pixel Paradise Microsoft Minecraft server properties. The increase reflects partial fiscal year 2021 revenues related to our 2021 Acquisitions, from the respective closing dates of the applicable acquisition transactions to December 31, 2021, totaling approximately $5,733,000. Excluding the impact of 2021 Acquisitions, total revenues for fiscal year 2021 increased approximately $3,874,000, or 188%.

Advertising and sponsorship revenues for fiscal year 2021 increased $6,835,000, or 584%, primarily due to a 95% increase in our direct sales advertising revenue generating advertisers, driven in part by partial fiscal year 2021 revenue from 2021 Acquisition related direct advertising sales, from the respective closing dates of the applicable acquisition transactions to December 31, 2021, and a 250% increase in the average revenue per advertiser recognized during fiscal year 2021, as compared to the prior year. Advertising and sponsorship revenues for fiscal year 2021 included 2021 Acquisition related advertising and sponsorship revenues totaling approximately $4,207,000.

The increase in advertising and sponsorship revenues for fiscal year 2021 also reflected an increase in programmatic display and video advertising revenues primarily within our Minecraft digital property, Minehut, of $212,000, or 111% compared to the prior year.

Content-related revenues for fiscal year 2021 increased $1,529,000, or 208%. The change was primarily driven by an increase in our live stream, remote production, broadcast and gameplay related content sales activities during fiscal year 2021, including broadcast and/or gameplay related projects with TikTok, Twitch Interactive, Inc., Endemol Shine North America (a division of Banijay), AVY Entertainment (DBA Tempo Storm), Aftershock Media Group, Topgolf Entertainment Group, Inc., Hitbox, LLC d/b/a Next Generation Esports, and the professional esports organization, Gen.G. The increase in live stream, remote production, broadcast and gameplay related revenues reflects a 90% increase in the number of related customers and a 206% increase in revenue per customer for fiscal year 2021, compared to the prior year.

Direct to consumer revenues for fiscal year 2021 increased $1,244,000, or 782% compared to the prior year.

Direct to consumer revenues, prior to the acquisition of Mobcrush, were primarily comprised of revenues generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community. Minehut revenues, while in the early stages of development, continue to expand, increasing $204,000, or 128%, in fiscal year 2021, compared to the prior year.

Our Mobcrush subsidiary generates direct to consumer in-game platform sales revenues through the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, within our Mineville and Pixel Paradise gaming servers, which leverage the flexibility of the Microsoft Minecraft Bedrock platform, are powered by our InPvP cloud architecture technology, and represent two of the seven official Microsoft Minecraft partner servers. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash. Direct to consumer revenues for fiscal year 2021 included Mineville and Pixel Paradise revenues totaling $1,040,000.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic throughout fiscal year 2020, we reported significant quarterly revenue growth in the second half of fiscal 2020 and throughout 2021, compared to the comparable prior year periods, and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and user generated content in future periods, as we continue to expand our premium advertising inventory, viewership and related direct sales activities.

Cost of Revenues

	Fiscal Year
	2021	2020	$ Change	% Change
Cost of revenue	$6,547,000	$856,000	$5,691,000	665%

Cost of revenues for fiscal year 2021 increased $5,691,000, or 665% compared to the $9,608,000, or 466% increase in related revenues, respectively, over the same period. The increase in cost of revenues was primarily due to the significant increase in related revenues for the periods presented. The greater-than-proportionate increase in cost of revenues was primarily due to the inclusion of seven months of Mobcrush-related direct sales advertising revenues with higher direct cost profiles during fiscal year 2021.

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, developers, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees. Cost of revenues fluctuate period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, and advertising and content sales activities occurring each period.

Operating Expenses

	Fiscal Year
	2021	2020	$ Change	% Change
Selling, marketing and advertising	$9,670,000	$5,490,000	$4,180,000	76%
Engineering, technology and development	11,100,000	6,821,000	4,279,000	63%
General and administrative	9,435,000	7,640,000	1,795,000	23%
Total operating expenses	$30,205,000	$19,951,000	$10,254,000	51%

Amortization expense for the periods presented was included in the following operating expense line items:

	Fiscal Year
	2021	2020	$ Change	% Change
Sales, marketing and advertising	$1,180,000	$-	$1,180,000	100%
Engineering, technology and development	1,556,000	1,140,000	416,000	36%
General and administrative	451,000	119,000	332,000	279%
Total amortization expense	$3,187,000	$1,259,000	$1,928,000	153%

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Fiscal Year
	2021	2020	$ Change	% Change
Selling, marketing and advertising	$934,000	$849,000	$85,000	10%
Engineering, technology and development	288,000	254,000	34,000	13%
General and administrative	1,159,000	901,000	258,000	29%
Total noncash stock-based compensation expense	$2,381,000	$2,004,000	$377,000	19%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense for fiscal year 2021 was primarily due to an increase in personnel costs associated with the acquisition of Mobcrush and the integration of a total of 26 former Mobcrush employees, effective June 1, 2021, eleven of which are included in our sales and marketing functions. In addition to the impact on personnel costs arising from the acquisition of Mobcrush, the change reflects a net increase since the end of the prior year of approximately five net full-time employees in connection with the increase in our in-house direct sales and marketing team, focused on monetization and personnel in our creative and content functions. The increase in selling, marketing and advertising expense also included the amortization of partner, customer, and advertiser-related intangible assets acquired in connection with the 2021 Acquisitions, totaling $1,180,000. The change also reflects an increase of $377,000 in digital marketing expense for fiscal year 2021, compared to the prior year, during which lower marketing costs were incurred due to the impact of the COVID-19 pandemic.

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

The net increase in engineering, technology and development costs for fiscal year 2021 was due to an increase in cloud services and other technology platform costs totaling $1,412,000, which primarily reflects the impact of the surge in engagement across our digital properties occurring subsequent to the first quarter of 2020 and continuing into fiscal year 2021. The change also reflects an increase in engineering, technology and development costs related to the 2021 Acquisitions totaling $1,244,000, primarily comprised of cloud services and platform consulting services costs. The change also reflects the impact of the increase in product and engineering personnel, totaling 18 full-time employees, primarily in connection with our 2021 Acquisitions, as described elsewhere herein. The increase also included the amortization of developed technology-related intangible assets acquired in connection with the 2021 Acquisitions, totaling $631,000. Fiscal year 2020 engineering, technology and development costs included the acceleration of amortization, totaling $413,000, related to the termination of a license agreement in the first quarter of 2020.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Fiscal Year
	2021	2020	$ Change	% Change
Personnel costs	$2,460,000	$2,280,000	$180,000	8%
Office and facilities	175,000	247,000	(72,000)	(29)%
Professional fees	1,330,000	704,000	626,000	89%
Stock-based compensation	1,158,000	901,000	257,000	29%
Depreciation and amortization	524,000	229,000	295,000	129%
Other	3,788,000	3,366,000	422,000	13%
Total general and administrative expense	$9,435,000	$7,727,000	$1,708,000	22%

A summary of the main drivers of the change in general and administrative expenses for the periods presented is as follows:

●	Office and facilities costs decreased due to the termination of the leases for 75% of our office space in Santa Monica, California, and converting to a fully-remote work structure as of June 2020.

●

Professional fees costs increased $626,000 or 89%, primarily due to legal, audit, advisory and financial and tax due diligence professional fees, totaling $512,000, incurred in connection with our 2021 Acquisitions, as described elsewhere herein. In accordance with the acquisition method of accounting, direct acquisition-related costs incurred are expensed as incurred in the period that the services are performed.

●

Noncash stock compensation expense included in general and administrative expense increased primarily due to the net annual and discretionary grant of incentive equity-based awards to employees during fiscal year 2021, in connection with our board-approved compensation and retention programs. The increase was partially offset by the completion of the vesting and related expensing of certain previously-granted nonemployee common stock purchase warrants and other fiscal year 2019 acquisition related equity-based compensation in the second quarter of 2020, resulting in a decrease in warrant related stock compensation of $424,000 for fiscal year 2021, compared to the prior fiscal year.

●

Depreciation and amortization expense increased due primarily to the amortization of trademark, influencer and developer related intangible assets acquired in connection with the acquisitions of Mobcrush and Bloxbiz in fiscal year 2021, totaling $318,000.

●

Other general and administrative expenses increased $422,000, or 13%, primarily due to an increase in proxy and annual shareholder meeting expenses, including legal, proxy solicitation, printing and mailing costs, totaling $241,000, incurred in connection with our 2021 Annual Shareholders Meeting, which included, among other proposals, our proposal requesting stockholder approval of the issuance of Common Stock to Mobcrush in connection with the acquisition of Mobcrush. The increase also reflects an increase in general and administrative software costs, including Mobcrush-related general and administrative software costs totaling $224,000. The increase was partially offset by a slight decrease in D&O insurance premiums for the 2021-2022 policy period.

Other Income (Expense)

In May 2020, we entered into a forgivable loan from the U. S. Small Business Administration (“SBA”) resulting in net proceeds of approximately $1.2 million pursuant to the Paycheck Protection Program (“PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) administered by the SBA (the “PPP Loan”). To facilitate the PPP Loan, we entered into a note payable agreement with a third-party lender (the “PPP Loan Agreement”). In May 2021, the PPP loan and accrued interest was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the Cares Act. Upon forgiveness, and legal release, we reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the accompanying statement of operations for fiscal year 2021.

Benefit for Income Taxes

Release of Valuation Allowance. Since inception, we have maintained a full valuation allowance against our net deferred tax assets. The net deferred tax liability resulting from the acquisition of Mobcrush created a source of income to utilize against our existing net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company’s deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company’s net deferred tax assets was released, resulting in an income tax benefit of approximately $3,073,000, recorded as a credit to income tax expense for fiscal year 2021. The offsetting amounts reduced net deferred tax liabilities, $3,073,000 of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the acquisition of Mobcrush.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $14.5 million and $7.9 million at December 31, 2021 and 2020, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities. Our management believes that our cash balances and capital raising facilities in place, as described below, will be sufficient to meet our cash requirements through at least March 2023. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $20.7 million and $18.7 million during the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $125.3 million as of December 31, 2021. For the years ended December 31, 2021 and 2020, net cash used in operating activities totaled $22.7 million and $14.9 million, respectively.

As of December 31, 2021, the Company had cash and cash equivalents of approximately $14.5 million. In addition, as further described below under the heading “Recent Developments,” as well as Item 9B, “Other Information” and  at Note 11 to the consolidated financial statements contained elsewhere in this Report, on March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock, from time to time during the term of the Purchase Agreement, subject to certain limitations and conditions (the “Tumim Offering”).

The Company has used and will continue to use significant capital for the growth and development of its business. The Company has grown significantly in fiscal year 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and year over year increases in recognized revenues across our three primary revenue streams, as reflected elsewhere herein. In 2022, we are focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through potential strategic acquisitions.

The Company considers historical operating results, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period. Management's considerations assume, among other things, that the Company will continue to be successful implementing its business strategy, that there will be no material adverse developments in the business, liquidity or capital requirements and, if necessary, the Company will be able to raise additional equity or debt financing on acceptable terms. If one or more of these factors do not occur as expected, it could cause a reduction or delay of its business activities, sales of material assets, default on its obligations, or forced insolvency. The accompanying financial statements do not contain any adjustments which might be necessary if the Company were unable to continue as a going concern. Excluding the funding facilities described herein, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Recent Developments

Common Stock Purchase Agreement

On March 25, 2022, we entered into the Purchase Agreement with Tumim, pursuant to which we have the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase up to the Total Commitment from time to time during the term of the Purchase Agreement. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, we issued to Tumim 50,000 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement (the “Commitment Shares”).

The Purchase Agreement initially precludes us from issuing and selling more than 7,361,833 shares of our common stock, including the Commitment Shares, which number equals 19.99% of our common stock issued and outstanding as of March 25, 2022, unless we obtain stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limits us from directing Tumim to purchase shares of common stock if such purchases would result in Tumim beneficially owning more than 4.99% of the then-outstanding shares of our common stock (subject to an increase to 9.99% at Tumim’s option upon at least 61 calendar days’ notice). See Item 9B, “Other Information” below and Note 11 to the consolidated financial statements contained elsewhere in this Report for additional information about the Tumim Offering.

Equity Distribution Agreement

On September 3, 2021, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which we may offer and sell, from time to time, through the Agents (the “ATM Offering”), up to $75 million of its shares of our common stock (the “Shares”). Any Shares offered and sold in the ATM Offering will be issued pursuant to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2021.

Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. Under the Sales Agreement, the Agents may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. The Agents may also sell Shares in privately negotiated transactions, provided that the Agents receive our prior written approval.

We have no obligation to sell any of the Shares, and may at any time suspend offers under the Sales Agreement. The ATM Offering will terminate upon the earlier of (a) the sale of all of the Shares, (b) the termination by the mutual written agreement of the managing agent and the Company, or (c) November 16, 2022, one year from the date that the Form S-3 was declared effective by the SEC.

Under the terms of the Sales Agreement, the Agents will be entitled to an aggregate commission at a fixed rate of 3.0% of the gross sales price of Shares sold under the Sales Agreement.

We intent to use the net proceeds from any “at-the-market” offering, if any, primarily for working capital and general corporate purposes, including sales and marketing activities, product development and capital and acquisition related expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses. As of the date of this Report, there have been no sales of any Shares in connection with the ATM Offering.

Cash Flows for the Fiscal Years Ended December 31, 2021 and 2020

The following table summarizes the change in cash and cash equivalents for the periods presented:

	Fiscal Year
	2021	2020

Net cash used in operating activities	$(22,707,000)	$(14,876,000)
Net cash used in investing activities	(4,203,000)	(1,190,000)
Net cash provided by financing activities	33,501,000	15,566,000
Increase (decrease) in cash and cash equivalents	6,591,000	(500,000)
Cash and cash equivalents, at beginning of period	7,942,000	8,442,000
Cash and cash equivalents, at end of period	$14,533,000	$7,942,000

Cash Flows from Operating Activities. Net cash used in operating activities for fiscal year 2021 primarily reflected our net GAAP loss for fiscal year 2021 of $(20,748,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $1,959,000, which included $2,381,000 of noncash stock compensation charges, depreciation and amortization of $3,323,000, a noncash gain totaling $1,213,000 in connection with the forgiveness of our PPP Loan in May 2021 and changes in valuation allowance and deferred income taxes totaling $3,073,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Net cash used in operating activities for fiscal year 2020 primarily reflected our net GAAP loss for fiscal year 2020 of $(18,732,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $3,856,000, which included $2,004,000 of noncash stock compensation charges and depreciation and amortization of $1,368,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Fiscal Year
	2021	2020
Cash acquired in connection with Mobcrush Acquisition, net	$586,000	$-
Cash paid in connection with Bannerfy Acquisition, net	(497,000)	-
Cash paid in connection with Bloxbiz Acquisition, net	(3,000,000)	-
Purchase of property and equipment	(22,000)	(9,000)
Capitalization of software development costs	(1,065,000)	(1,035,000)
Acquisition of other intangible and other assets	(205,000)	(146,000)
Net cash used in investing activities	$(4,203,000)	$(1,190,000)

Acquisition of Mobcrush.

On June 1, 2021, we completed the acquisition of Mobcrush, in an all-common stock transaction, pursuant to which we acquired all of the issued and outstanding shares of Mobcrush. At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of Company common stock and reserved an aggregate total of 514,633 shares of our common stock for issuance pursuant to stock options to be granted to Mobcrush employees retained in connection with the acquisition of Mobcrush, resulting in a total of 12,582,204 shares of Company common stock issued and reserved as consideration for the acquisition of Mobcrush. Upon completion of the merger, Mobcrush became a wholly-owned subsidiary of the Company. Refer to Note 5 to the consolidated financial statements herein for additional information.

Acquisition of Bannerfy, LTD.

On August 24, 2021, the Company completed the acquisition of Bannerfy, pursuant to which the Company acquired all of the issued and outstanding common shares of Bannerfy. Pursuant to the Share Purchase Agreement, dated August 11, 2021 (the “Bannerfy Purchase Agreement”), the Company paid initial  consideration of $2.45 million (the “Bannerfy Closing Consideration”), as follows: (i) $525,000 in the form of a cash payment, and (ii) $1.925 million in the form of shares of the Company’s common stock at a price per share of $4.10, the closing price of the Company’s common stock on the date of the Bannerfy Purchase Agreement, as reported on the Nasdaq Capital Market. Pursuant to the terms of the Bannerfy Purchase Agreement, $275,000 of the Bannerfy Closing Consideration (the “Holdback Amount”), was withheld from the Bannerfy Closing Consideration to satisfy any indemnifiable Losses incurred by the Company (as defined in the Bannerfy Purchase Agreement) prior to the first anniversary of the Bannerfy Closing Date. In the event the Company incurs no indemnifiable Losses prior to the first anniversary of the Bannerfy Closing Date, the Company will pay the selling parties the Holdback Amount as follows: (i) $55,000 payable in the form of cash, and (ii) approximately $220,000 in the form of shares of the Company’s common stock at $4.10 per share.

In accordance with the Bannerfy Purchase Agreement, all remaining portions of the Bannerfy Purchase Price subsequent to the payment of the Bannerfy Closing Consideration, up to approximately $4.55 million, is payable upon the achievement of certain revenue and gross profit thresholds for the remainder of the 2021 fiscal year, and each of the fiscal years ending December 31, 2022, and December 31, 2023.

Acquisition of Bloxbiz Co.

On October 4, 2021 (“Bloxbiz Closing Date”), the Company entered into an Asset Purchase Agreement (the “Bloxbiz Purchase Agreement”) with Bloxbiz Co. and the founders of Bloxbiz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Bloxbiz, and (ii) the personal goodwill of the Founders regarding Bloxbiz’s business, (the “Bloxbiz Acquisition”). The consummation of the Bloxbiz Acquisition (the “Bloxbiz Closing”) occurred simultaneously with the execution of the Bloxbiz Purchase Agreement on the Bloxbiz Closing Date.

At closing, the Company paid an aggregate total of $6.0 million to Bloxbiz and the Founders, of which $3.0 million was paid in the form of cash and $3.0 million was paid in the form of shares of the Company’s common stock, at a per share price of $2.91, the closing price of the Company’s common stock on the Bloxbiz Closing Date, as reported on the Nasdaq Capital Market.

Pursuant to the terms and subject to the conditions of the Bloxbiz Purchase Agreement, up to aggregate amount $11.5 million will be payable to Bloxbiz and the Founders in connection with the achievement of certain revenue milestones for the period from the Bloxbiz Closing Date until December 31, 2022 and for the fiscal year ending December 31, 2023 (the “Bloxbiz Contingent Consideration”). The Bloxbiz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Bloxbiz Purchase Agreement.

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Fiscal Year
	2021	2020

Proceeds from issuance of common stock, net of issuance costs	$33,390,000	$14,356,000
Proceeds from notes payable	-	1,200,000
Proceeds from common stock options and purchase warrant exercises	111,000	10,000
Net cash provided by financing activities	$33,501,000	$15,566,000

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

In August 2020, the Company issued 4,540,541 shares of common stock at a price of $1.85 per share, raising aggregate net proceeds of approximately $7.6 million, after deducting placement agent fees of $588,000 and other offering expenses totaling $180,000. The offering was conducted pursuant to the Company’s effective Registration Statement on Form S-1 (File No. 333-248248), and a related registration statement filed pursuant to Rule 462(b) under the Securities Act. In addition, pursuant to the terms of the related underwriting agreement, the Company granted to the underwriter a 30-day over-allotment option to purchase up to an additional 681,081 shares of common stock at the same public offering price per share, less discounts and commissions, which was partially exercised in September 2020, resulting in the issuance of 448,440 shares and net proceeds of $771,000, after deducting placement agent fees of $58,000.

In May 2020, the Company issued 1,825,000 shares of common stock at a price of $3.50 per share, raising aggregate net proceeds of approximately $6.0 million, after deducting placement agent fees of $319,000 and other offering expenses totaling $116,000, pursuant to a registered direct offering.

On May 4, 2020, we entered into a forgivable loan from the SBA resulting in net proceeds of approximately $1.2 million pursuant to the PPP enacted by Congress under the CARES Act administered by the SBA. To facilitate the PPP Loan, we entered into a note payable agreement with a third-party lender. In May 2021, the PPP loan was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the CARES Act. Upon forgiveness, and legal release, we reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the accompanying statement of operations for fiscal year 2021.

Key Performance Indicators.

The primary KPIs used by management on a consolidated basis to assess our progress and drive revenue growth, which is also a key performance indicator, are as follows:

	2020	2021	Growth
Views and impressions (1)	2.0 billion	11.2 billon	5.5x Increase
Registered users (2)	2.9 million	5.0 million	1.7x Increase
Engagement hours (3)	72.2 million	105.0 million	1.5x Increase

____________________

(1)	Views and impressions represent number of views of our video content which is distributed across multiple platforms.
(2)	Registered users represent individuals who have registered on our platform, providing applicable identifying information, that have engaged with our platform at some point.
(3)	Engagement hours represent time spent engaging with Super League in the form of participating in our experiences, viewing our content, and/or spending time on our website.

The growth in KPI’s in fiscal year 2021 reflects the impact of the inorganic growth resulting from our 2021 Acquisitions, as well as organic growth associated with our previously existing digital properties. This continued growth in KPIs results in the growth of our total and monetizable advertising inventory, which we believe will drive an increasing number of brands and advertisers to our audience and platform.

Contractual Obligations

As of December 31, 2021, except as described below, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit,  other committed funding or long-term debt, and no guarantees.

In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of December 31, 2021 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021, at a combined rate of approximately $11,800 per month.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements included elsewhere herein. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Recent Accounting Pronouncements

Refer to Note 2 to the accompany consolidated financial statements contained elsewhere in this Report.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in our financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included elsewhere herein. The following accounting policies were identified during the periods presented, based on activities occurring during the periods presented, as critical and requiring significant judgments and estimates.

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

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction and is evaluated on a transaction by transaction basis. To the extent we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. Where applicable, we have determined that it acts as the principal in all of its advertising and sponsorships, content and direct to consumer revenue streams, except in situations where we utilize a reseller partner with respect to direct advertising sales arrangements.

We generate revenues from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and gaming-centric entertainment content for our own network of digital channels and media and entertainment partner channels and (iii) direct to consumer offers including digital subscriptions, in-game digital goods, and gameplay access fees.

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

Content:

Content-related revenues are generated in connection with our curation and distribution of esports and entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

For content arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter-term content sales arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Direct to Consumer:

Direct to consumer revenues primarily consist of digital subscription fees, in-game digital goods, and gameplay access fees. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

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

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC-350 “Intangibles Goodwill and Other,” (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. From a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, along with the downturn in macroeconomic conditions and the broader mid-cap and micro-cap equity markets in late 2021. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Bloxbiz on our premium advertising inventory, product offerings to advertisers, current period revenues recognized and future revenue generating opportunities. Given that the Company’s significant growth occurred recently, and the relatively short period of time between the commencement of the downturn in macroeconomic and general equity market conditions as of December 31, 2021, management believes that the reduction in prices of our common stock, consistent with the broader market, is not other-than-temporary and not indicative of any fundamental change in the value or prospects of the underlying business as of the measurement date.

As another data point, the Company also performed a quantitative goodwill impairment analysis, comparing the estimated fair value of the Company’s reporting unit to its carrying or book value as of the current period presented herein. In performing the quantitative analysis, the Company compared the fair value of the reporting unit to its carrying or book value to determine if the fair value of the reporting unit exceeded its carrying value as of the testing date, in which case the standard indicates that goodwill would not be impaired, and no further testing is required. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are considered to be the best evidence of fair value and should be used as the basis for fair value measurement, if available.

At December 31, 2021, we reported goodwill of $50.3 million. We utilized the Company’s market capitalization, based on the 30-day volume weighted average (“30-day VWAP”) closing price of the Company’s common stock as of December 31, 2021, multiplied by the number of shares of the Company’s common stock outstanding as of the measurement date, for purposes of estimating the fair value of the Company at December 31, 2021. In management’s estimate, the 30-day VWAP of closing stock prices for our common stock was the best estimate of fair value of the company’s single reporting unit available at the date of testing. Based on the results of the quantitative impairment analysis, the fair value of the Company’s single reporting unit exceeded its carrying value at December 31, 2021 by approximately $11.3 million.

Based on the qualitative analysis and other data points described above,  the Company concluded that goodwill was not “more likely than not” impaired as of December 31, 2021..

As described above, we have significant intangible assets recorded on our consolidated balance sheets. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. The 30-day VWAP of closing stock prices for our common stock subsequent to December 31, 2021, consistent with the broader market, have continued to trend downward. If the decline in our stock price persists throughout the three-month period ending March 31, 2022, we will perform an interim goodwill impairment assessment as of March 31, 2022, consistent with the methodology and approach described above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management’s Report on Internal Control over Financial Reporting

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 4, 2021, the Company completed the acquisition of Bloxbiz pursuant to which the Company acquired all of the issued and outstanding shares of Bloxbiz. Upon completion of the acquisition, Bloxbiz became a wholly-owned subsidiary of the Company. The Company is in the process of evaluating internal control over financial reporting in connection with the acquisition of Bloxbiz, and expects to complete our evaluation no later than one year from the acquisition date.

ITEM 9B. OTHER INFORMATION

Tumim Offering

On March 25, 2022, we entered into the Purchase Agreement with Tumim, pursuant to which we have the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase up to the Total Commitment from time to time during the term of the Purchase Agreement, subject to certain limitations and conditions. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, we issued to Tumim 50,000 Commitment Shares following the execution of the Purchase Agreement.

The Purchase Agreement initially precludes us from issuing and selling more than 7,361,833 shares of our common stock, including the Commitment Shares, which number equals 19.99% of our common stock issued and outstanding as of March 25, 2022, unless we obtain stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limits us from directing Tumim to purchase shares of common stock if such purchases would result in Tumim beneficially owning more than 4.99% of the then-outstanding shares of our common stock (subject to an increase to 9.99% at Tumim’s option upon at least 61 calendar days’ notice).

From and after the initial satisfaction of the conditions to our right to commence sales to Tumim under the Purchase Agreement (such event, the “Commencement,” and the date of initial satisfaction of all such conditions, the “Commencement Date”), we may direct Tumim to purchase shares of common stock at a purchase price per share equal to 95% of the average daily dollar volume-weighted average price for our common stock during the three consecutive trading day period immediately following the date on which we deliver to Tumim a notice for such purchase. We will control the timing and amount of any such sales of common stock to Tumim. Actual sales of shares of common stock to Tumim will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, and determinations by us as to the appropriate sources of funding for the Company and our operations.

The Commencement Date of the Tumim Offering was March 25, 2022. Unless earlier terminated, the Purchase Agreement will automatically terminate upon the earliest of (i) the expiration of the 18-month period following the Commencement Date, (ii) Tumim’s purchase or receipt of the Total Commitment worth of common stock, or (iii) the occurrence of certain other events set forth in the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time after Commencement, at no cost or penalty, upon five trading days’ prior written notice to Tumim. Tumim has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to us, but only upon the occurrence of certain events set forth in the Purchase Agreement.

We intend to use the net proceeds, if any, from the Tumim Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Purchase Agreement contains customary representations, warranties and agreements by us, as well as customary indemnification obligations of the Company.

The securities in the Tumim Offering are being offered pursuant to our effective S-3 shelf registration statement (File No. 333-259347), which was filed with the SEC on September 7, 2021 and declared effective on November 16, 2021. The Tumim Offering will be made only by means of a prospectus supplement and the accompanying base prospectus that form part of the S-3. A prospectus supplement relating to the Tumim Offering was filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 29, 2022.

The Purchase Agreement is filed as Exhibit 10.31 to this Report and is incorporated herein by reference. The description of the terms of the Purchase Agreement set forth above is qualified in its entirety by reference to such exhibit. In addition, the legal opinion letter of Disclosure Law Group, a Professional Corporation, counsel to the Company, regarding the validity of the shares of common stock to be issued from time to time in connection with the Tumim Offering is filed as Exhibit 5.1 to this Report. The legal opinion letter is also filed with reference to, and is hereby incorporated by reference into, the S-3 shelf registration statement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger Agreement and Plan of Merger by and among Super League Gaming, Inc., SLG Merger Sub, Inc. and Framerate, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on June 7, 2019.
2.2	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Gaming, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.3	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Gaming, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.4	Asset Purchase Agreement, dated October 4, 2021, among Super League Gaming, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
3.1	Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated November 19, 2018.	Exhibit 3.1 to the Registration Statement, filed on January 4, 2019
3.2	Second Amended and Restated Bylaws of Super League Gaming, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019
4.2	Form of Registration Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1 , filed on January 4, 2019
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019
5.1	Opinion of Disclosure Law Group, a Professional Corporation.	Filed herewith.
10.1†	Super League Gaming, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement , filed on January 4, 2019
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement , filed on January 4, 2019
10.3	Subscription Agreement, among Nth Games, Inc. and certain accredited investors.	Exhibit 10.3 to the Registration Statement , filed on January 4, 2019
10.4	Subscription Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.4 to the Registration Statement, filed on January 4, 2019
10.5	Form of Theater Agreement, filed herewith.	Exhibit 10.5 to the Registration Statement , filed on January 4, 2019
10.6	Lease between Super League Gaming, Inc. and Roberts Business Park Santa Monica LLC, dated June 1, 2016.	Exhibit 10.6 to the Registration Statement, filed on January 4, 2019
10.7+	License Agreement between Super League Gaming, Inc. and Riot Games, Inc., dated June 22, 2016.	Exhibit 10.7 to the Registration Statement , filed on January 4, 2019
10.8+	Amended and Restated License Agreement between Super League Gaming, Inc. and Mojang AB, dated August 1, 2016.	Exhibit 10.8 to the Registration Statement , filed on January 4, 2019
10.9+	Master Agreement between Super League Gaming, Inc. and Viacom Media Networks, dated June 9, 2017.	Exhibit 10.9 to the Registration Statement, filed on January 4, 2019
10.10	Form of Common Stock Purchase Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.10 to the Registration Statement , filed on January 4, 2019
10.11	Form of Investors’ Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.11 to the Registration Statement, filed on January 4, 2019
10.12†	Employment Agreement, between Super League Gaming, Inc. and Ann Hand, dated June 16, 2017.	Exhibit 10.12 to the Registration Statement , filed on January 4, 2019
10.13†	Employment Agreement, between Super League Gaming, Inc. and David Steigelfest, dated October 31, 2017.	Exhibit 10.13 to the Registration Statement, filed on January 4, 2019

10.14	Riot Games, Inc. Extension Letter, dated November 21, 2017.	Exhibit 10.14 to the Registration Statement, filed on January 4, 2019
10.15	Form of Note Purchase Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.15 to the Registration Statement , filed on January 4, 2019
10.16	Form of Security Agreement, between Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.16 to the Registration Statement, filed on January 4, 2019
10.17	Form of Intercreditor and Collateral Agent Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.17 to the Registration Statement , filed on January 4, 2019
10.18	Form of Investors’ Rights Agreement (9% Secured Convertible Promissory Notes), among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.18 to the Registration Statement , filed on January 4, 2019
10.19	Master Service Agreement and Initial Statement of Work between Super League Gaming, Inc. and Logitech Inc., dated March 1, 2018.	Exhibit 10.19 to the Registration Statement , filed on January 4, 2019
10.20	Asset Purchase Agreement, between Super League Gaming, Inc. and Minehut, dated June 22, 2018.	Exhibit 10.20 to the Registration Statement, filed on January 4, 2019
10.21†	Amended and Restated Employment Agreement, between Super League Gaming, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement , filed on January 4, 2019
10.22†	Amended and Restated Employment Agreement, between Super League Gaming, Inc. and David Steigelfest, dated November 1, 2018.	Exhibit 10.22 to the Registration Statement, filed on January 4, 2019
10.23†	Employment Agreement, between Super League Gaming, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019
10.24†	Employment Agreement, between Super League Gaming, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement , filed on January 4, 2019
10.25++	Commercial Partnership Agreement between Super League Gaming, Inc., and ggCircuit, LLC, dated September 23, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 14, 2019.
10.26	Form of Registration Rights Agreement, dated March 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 11, 2021.
10.27	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.28	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.29	Equity Distribution Agreement, dated as of September 3, 2021, by and between Super League Gaming, Inc. and Maxim Group LLC.	Exhibit 1.3 to the Company’s Registration Statement on Form S-3 (File No. 333-259347, filed September 7, 2021.
10.30	Share Purchase Agreement, by and between Super League Gaming, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.31	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Gaming, Inc. and Tumim Stone Capital LLC	Filed herewith.
14.1	Super League Gaming, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement , filed on January 4, 2019
23.1	Consent of Disclosure Law Group, a Professional Corporation (included in Exhibit 5.1)	Filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP	Filed herewith.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Super League Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Super League Gaming, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2016.

Irvine, California

March 31, 2022

SUPER LEAGUE GAMING, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$14,533,000	$7,942,000
Accounts receivable	6,328,000	588,000
Prepaid expenses and other current assets	1,334,000	837,000
Total current assets	22,195,000	9,367,000
Property and Equipment, net	104,000	138,000
Intangible and Other Assets, net	24,243,000	1,907,000
Goodwill	50,263,000	2,565,000
Total assets	$96,805,000	$13,977,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,514,000	$1,829,000
Deferred revenue	76,000	-
Total current liabilities	5,590,000	1,829,000
Deferred taxes	518,000	1,208,000
Long-term note payable	-	-
Total liabilities	6,108,000	3,037,000

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 36,809,187 and 15,483,010 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	46,000	25,000
Additional paid-in capital	215,943,000	115,459,000
Accumulated deficit	(125,292,000)	(104,544,000)
Total stockholders’ equity	90,697,000	10,940,000

Total liabilities and stockholders’ equity	$96,805,000	$13,977,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020

REVENUES	$11,672,000	$2,064,000

COST OF REVENUES	6,547,000	856,000

GROSS PROFIT	5,125,000	1,208,000

OPERATING EXPENSES
Selling, marketing and advertising	9,670,000	5,490,000
Engineering, technology and development	11,100,000	6,821,000
General and administrative	9,435,000	7,640,000
Total operating expenses	30,205,000	19,951,000

NET OPERATING LOSS	(25,080,000)	(18,743,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	(5,000)	(8,000)
Gain on loan forgiveness	1,213,000
Other	13,000	19,000
Total other income	1,221,000	11,000

LOSS BEFORE BENEFIT FROM INCOME TAXES	(23,859,000)	(18,732,000)

Benefit from income taxes	3,111,000	-

NET LOSS	$(20,748,000)	$(18,732,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.69)	$(1.64)
Weighted-average number of shares outstanding, basic and diluted	29,882,828	11,430,057

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE GAMING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020
Common stock (Shares):
Balance, beginning of period	15,483,010	8,573,922
Issuance of common stock at $9.00 per share, net of issuance costs (Note 7)	1,512,499	-
Issuance of common stock at $4.10 per share, net of issuance costs (Note 7)	2,926,830	-
Issuance of common stock at $2.60 per share, net of issuance costs (Note 7)	3,076,924	-
Issuance of common stock at $3.50 per share, net of issuance costs (Note 7)	-	1,825,000
Issuance of common stock at $1.85per share, net of issuance costs (Note 7)	-	4,988,981
Common stock issued for Mobcrush acquisition (Note 5)	12,067,571	-
Common stock issued for Bannerfy acquisition (Note 5)	415,855	-
Common stock issued for Bloxbiz acquisition (Note 5)	1,030,928	-
Common stock issued for Framerate Acquisition (Note 5)		32,936
Stock-based compensation	295,570	62,171
Balance, end of period	36,809,187	15,483,010

Common stock (Amount):
Balance, beginning of period	$25,000	$18,000
Issuance of common stock at $9.00 per share, net of issuance costs (Note 7)	2,000	-
Issuance of common stock at $4.10 per share, net of issuance costs (Note 7)	3,000	-
Issuance of common stock at $2.60 per share, net of issuance costs (Note 7)	3,000	-
Issuance of common stock at $3.50 per share, net of issuance costs (Note 7)	-	2,000
Issuance of common stock at $1.85 per share, net of issuance costs (Note 7)	-	5,000
Common stock issued for Mobcrush Acquisition (Note 5)	12,000	-
Common stock issued for Bloxbiz Acquisition (Note 5)	1,000	-
Balance, end of period	$46,000	$25,000

Additional paid-in-capital:
Balance, beginning of period	$115,459,000	$99,237,000
Issuance of common stock at $9.00 per share, net of issuance costs (Note 7)	13,540,000	-
Issuance of common stock at $4.10 per share, net of issuance costs (Note 7)	11,927,000	-
Issuance of common stock at $2.60 per share, net of issuance costs (Note 7)	7,924,000	-
Issuance of common stock at $3.50 per share, net of issuance costs (Note 7)	-	5,951,000
Issuance of common stock at $1.85 per share, net of issuance costs (Note 7)	-	8,398,000
Common stock issued for Mobcrush Acquisition (Note 5)	59,843,000	-
Common stock issued for Bannerfy Acquisition (Note 5)	1,768,000	-
Common stock issued for Bloxbiz Acquisition (Note 5)	2,999,000	-
Stock-based compensation	2,381,000	1,863,000
Stock option exercises	111,000	10,000
Other	(9,000)	-
Balance, end of period	$215,943,000	$115,459,000

Accumulated Deficit:
Balance, beginning of period	$(104,544,000)	$(85,812,000)
Net Loss	(20,748,000)	(18,732,000)
Balance, end of period	$(125,292,000)	$(104,544,000)
Total stockholders’ equity	$90,697,000	$10,940,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,748,000)	$(18,732,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323,000	1,368,000
Stock-based compensation	2,381,000	2,004,000
Gain on loan forgiveness (Note 6)	(1,213,000)	-
Change in valuation allowance (Note 5)	(3,073,000)	-
Changes in assets and liabilities:
Accounts receivable	(4,270,000)	(295,000)
Prepaid expenses and other current assets	(348,000)	(55,000)
Accounts payable and accrued expenses	1,328,000	977,000
Deferred revenue	(54,000)	(151,000)
Deferred taxes	(38,000)	-
Accrued interest on notes payable	5,000	8,000
Net cash used in operating activities	(22,707,000)	(14,876,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection with Mobcrush Acquisition (Note 5)	586,000	-
Cash paid in connection with Bannerfy Acquisition, net (Note 5)	(497,000)	-
Cash paid in connection with Bloxbiz Acquisition, net (Note 5)	(3,000,000)	-
Purchase of property and equipment	(22,000)	(9,000)
Capitalization of software development costs	(1,065,000)	(1,035,000)
Acquisition of other intangible and other assets	(205,000)	(146,000)
Net cash used in investing activities	(4,203,000)	(1,190,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	33,390,000	14,356,000
Proceeds from note payable (Note 6)	-	1,200,000
Proceeds from stock option exercises	111,000	10,000
Net cash provided by financing activities	33,501,000	15,566,000

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	6,591,000	(500,000)

CASH AND CASH EQUIVALENTS – beginning of year	7,942,000	8,442,000

CASH AND CASH EQUIVALENTS – end of year	$14,533,000	$7,942,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Issuance of common stock in connection with Mobcrush Acquisition	$59,855,000	$-
Issuance of common stock in connection with Bannerfy Acquisition	1,705,000	-
Issuance of common stock in connection with Bloxbiz Acquisition	3,000,000	-
Issuance of common stock for Framerate Acquisition (Note 5)	-	245,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (Nasdaq: SLGG), (“Super League,” the “Company,” “we,” “us” or “our”) builds and operates networks of games, monetization tools and content channels across open-world gaming platforms that empower developers, energize players, and entertain fans. Our solutions provide incomparable access to an audience consisting of players in the largest global metaverse environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, the company’s platform includes access to vibrant in-game communities, a leading metaverse advertising platform, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, cloud-based livestream production tools, and an award-winning esports invitational tournament series. Super League’s properties deliver powerful opportunities for brands and advertisers to achieve impactful insights and marketing outcomes with gamers of all ages.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015. We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, as amended.

Acquisition of Mobcrush Streaming, Inc. On June 1, 2021, the Company completed the acquisition of Mobcrush Streaming, Inc. (“Mobcrush”), a live streaming technology platform used by gaming influencers who generate and distribute original content to fans and subscribers across the most popular live streaming and social media platforms, including Twitch, YouTube, Facebook, Instagram, Twitter, and more. Mobcrush also operates Mineville and Pixel Paradise, two of only seven official Minecraft servers in partnership with Microsoft Corporation (“Microsoft”).

Acquisition of Bannerfy, LTD. On August 24, 2021, the Company completed the acquisition of Bannerfy, Ltd., (“Bannerfy”) pursuant to which the Company acquired all of the issued and outstanding common shares of Bannerfy, as described at Note 5. Bannerfy is an intelligent technology platform that enables digital video and live streaming creators to collaborate with tier one sponsors on their social media channels including YouTube through scalable and custom premium placements.

Acquisition of Bloxbiz Co. On October 4, 2021, the Company acquired (i) substantially all of the assets of Bloxbiz Co. (“Bloxbiz”) and (ii) the personal goodwill of the Founders regarding Bloxbiz's business, as described at Note 5. Bloxbiz is a dynamic ad platform designed specifically for metaverse environments. Bloxbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of the fiscal year 2021 acquisitions described above for the period from the respective transaction closing dates to the end of the current period presented herein. Refer to Note 5 for additional information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $20.7 million and $18.7 million during the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $125.3 million as of December 31, 2021. For the years ended December 31, 2021 and 2020, net cash used in operating activities totaled $22.7 million and $14.9 million, respectively.

As of December 31, 2021, the Company had cash and cash equivalents of approximately $14.5 million. The Company has used and will continue to use significant capital for the growth and development of its business. The Company has grown significantly in fiscal year 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and year over year increases in recognized revenues across our three primary revenue streams, as reflected elsewhere herein.

In 2022, we are focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions. In addition, as further described at Note 11, on March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares of the Company’s common stock, from time to time during the term of the Purchase Agreement, subject to certain limitations and conditions. Our management believes that our cash balances and capital raising facilities in place will be sufficient to meet our cash requirements through at least March 2023.

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

Reclassifications

Certain reclassifications to operating expense line items have been made to prior year amounts for consistency and comparability with the current year’s consolidated financial statement presentation. These reclassifications had no effect on the reported total operating expenses for the periods presented.

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

Super League generates revenues from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and gaming-centric entertainment content for our own network of digital channels and media and entertainment partner channels and (iii) direct to consumer offers including digital subscriptions, in-game digital goods, and gameplay access fees.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction by transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its advertising and sponsorships, content and direct to consumer revenue streams, except in situations where we utilize a reseller partner with respect to direct advertising sales arrangements.

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

For advertising arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter-term advertising arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

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

For content arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter-term content sales arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and/or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Direct to Consumer

Direct to consumer revenues primarily consist of primarily monthly digital subscription fees, and sales of in-game digital goods. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

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

Revenue was comprised of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Advertising and sponsorships	$8,005,000	$1,170,000
Content sales	2,264,000	735,000
Direct to consumer	1,403,000	159,000
	$11,672,000	$2,064,000

For the fiscal years ended December 31, 2021 and 2020, 19% and 55% of revenues were recognized at a single point in time, and 81% and 45% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, developers, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, digital marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expenses in the accompanying statements of operations. Advertising expenses for the fiscal years ended December 31, 2021 and 2020 were $568,000 and $187,000, respectively, and are included in selling, marketing and advertising expenses in the accompanying statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly-liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consisted of investments in AAA-rated money market funds for the periods presented.

Accounts Receivable

Accounts receivable are recorded at the original invoice amount, less an estimate made for doubtful accounts, if any. The Company provides an allowance for doubtful accounts for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. Accounts receivable are written off when they are determined to be uncollectible. As of December 31, 2021 and 2020, no allowance for doubtful accounts was deemed necessary.

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

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2021:

2021

Balance as of December 31, 2020	$2,565,000
Acquisitions (See Note 5)	47,698,000
Balance as of December 31, 2021	$50,263,000

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

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC-350 “Intangibles Goodwill and Other,” (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. From a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, along with the downturn in macroeconomic conditions and the broader mid-cap and micro-cap equity markets in late 2021. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Bloxbiz on our premium advertising inventory, product offerings to advertisers, current period revenues recognized and future revenue generating opportunities. Given that the Company’s significant growth occurred recently, and the relatively short period of time between the commencement of the downturn in macroeconomic and general equity market conditions as of December 31, 2021, management believes that the recent reduction in prices of our common stock, consistent with the broader market, is not other-than-temporary and not indicative of any fundamental change in the value or prospects of the underlying business as of the measurement date.

As another data point, the Company also performed a quantitative goodwill impairment analysis comparing the estimated fair value of the Company’s reporting unit to its carrying or book value as of the current period presented herein. In performing the quantitative analysis, the Company compared the fair value of the reporting unit to its carrying or book value to determine if the fair value of the reporting unit exceeded its carrying value as of the testing date, in which case the standard indicates that goodwill would not be impaired, and no further testing is required. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are considered to be the best evidence of fair value and should be used as the basis for fair value measurement, if available. When using quoted market prices to estimate the fair value of a reporting unit, we consider all available evidence. In certain circumstances, such as a distressed market, it may be appropriate to consider recent trends in the Company’s stock price, instead of a single day’s stock price in evaluating fair value. In these circumstances, averages over relatively short periods of time are used to determine representative market values.

At December 31, 2021, we reported goodwill of $50.3 million. We utilized the Company’s market capitalization, based on the 30-day volume weighted average (“30-day VWAP”) closing price of the Company’s common stock as of December 31, 2021, multiplied by the number of shares of the Company’s common stock outstanding as of the measurement date, for purposes of estimating the fair value of the Company at December 31, 2021. In management’s estimate, the 30-day VWAP of closing stock prices for our common stock was the best estimate of fair value of the company’s single reporting unit available at the date of testing. Based on the results of the quantitative impairment analysis, the fair value of the Company’s single reporting unit exceeded its carrying value at December 31, 2021 by approximately $11.3 million.

Based on the qualitative analysis and other data points described above,  the Company concluded that goodwill was not “more likely than not” impaired as of December 31, 2021.

As described above, we have significant intangible assets recorded on our consolidated balance sheets. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. The 30-day VWAP of closing stock prices for our common stock subsequent to December 31, 2021, consistent with the broader market, have continued to trend downward. If the decline in our stock price persists throughout the three month period ending March 31, 2022, we will perform an interim goodwill impairment assessment as of March 31, 2022, consistent with the methodology and approach described above.

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

Stock-Based Compensation

Compensation expense for stock-based awards is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, typically on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. Compensation expense for awards with performance conditions that affect vesting is recorded only for those awards expected to vest or when the performance criteria are met. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of stock option and common stock purchase warrant awards is estimated on the date of grant utilizing the Black-Scholes-Merton option pricing model. The Company utilizes the simplified method for estimating the expected term for options granted to employees due to the lack of available or sufficient historical exercise data for the Company for the applicable options terms. The Company accounts for forfeitures of awards as they occur. Estimates of expected volatility of the underlying common stock for the expected term of the stock option used in the Black-Scholes-Merton option pricing model are determined by reference to historical volatilities of the Company’s common stock and historical volatilities of similar companies.

Grants of equity-based awards (including warrants) to non-employees in exchange for consulting or other services are accounted for using the grant date fair value of the equity instruments issued.

Equity Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities or debt are deferred and charged against the gross proceeds of the financing. In the event that the proposed or actual financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred financing costs, if any, are included in other current assets in the accompanying balance sheet. For the years ended December 31, 2021 and 2020, financing costs charged against gross proceeds in connection with equity financings totaled $434,000 and $176,000, respectively.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Years Ended December 31,
	2021			2020
Number of customers > 10% of revenues / percent of revenues	One	/	12%	Four	/	49%

Revenue concentrations were comprised of the following revenue categories:

	Years Ended December 31,
	2021	2020
Advertising and sponsorships	12%	28%
Content	-	21
	12%	49%

	December 31, 2021			December 31, 2020
Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	35%	Two	/	39%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	21%	Three	/	52%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 5,060,000 and 4,470,000 at December 31, 2021 and December 31, 2020, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realization of such assets.

Under U.S. GAAP, a tax position is a position in a previously filed tax return, or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not thresholds are measured using a probability weighted approach as the largest amount of tax benefit being realized upon settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. Management believes the Company has no uncertain tax positions for the years ended December 31, 2021 and 2020.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021 and 2020:

	2021	2020

Computer hardware	$3,165,000	$3,143,000
Furniture and fixtures	356,000	342,000
	3,521,000	3,485,000
Less: accumulated depreciation and amortization	(3,417,000)	(3,347,000)
	$104,000	$138,000

Depreciation and amortization expense for property and equipment was $73,000 and $110,000 for the years ended December 31, 2021 and 2020, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following at December 31, 2021 and 2020:

	2021	2020

Capitalized software development costs	$4,339,000	$3,275,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	641,000	435,000
Intangible assets acquired in connection with Mobcrush Acquisition (Note 5)	19,500,000	-
Intangible assets acquired in connection with Bannerfy Acquisition (Note 5)	3,068,000	-
Intangible assets acquired in connection with Bloxbiz acquisition (Note 5)	1,747,000	-
	29,552,000	3,967,000
Less: accumulated amortization	(5,309,000)	(2,060,000)
Intangible and other assets, net	$24,243,000	$1,907,000

Amortization expense for the fiscal year ended December 31, 2021 totaled $3,187,000. Amortization expense included in cost of revenues for the fiscal year ended December 31, 2021 totaled $63,000. Amortization expense for the fiscal year ended December 31, 2020 totaled $1,258,000.

The Company expects to record amortization of intangible assets for fiscal years ending December31, 2022 and future fiscal years as follows:

For the years ending December 31,
2022	$5,086,000
2023	4,749,000
2024	4,347,000
2025	3,909,000
2026	2,899,000
Thereafter	3,253,000
$24,243,000

5.	ACQUISITIONS

Acquisition of Mobcrush

On March 9, 2021, we entered into an Agreement and Plan of Merger, as amended on April 20, 2021, (the “Mobcrush Merger Agreement”) by and among Mobcrush, the Company, and SLG Merger Sub II, Inc., a wholly-owned subsidiary of the Company (“Merger Co”), which provided for the acquisition of Mobcrush by Super League pursuant to the merger of Merger Co with and into Mobcrush, with Mobcrush as the surviving corporation (the “Mobcrush Acquisition”).

On June 1, 2021 (“Mobcrush Closing Date”), the Company completed the Mobcrush Acquisition pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush. In accordance with the terms and subject to the conditions of the Mobcrush Merger Agreement: (A) each outstanding share of Mobcrush common stock, par value $0.001 per share (“Mobcrush Common Stock”), and Mobcrush preferred stock, par value $0.001, was canceled and converted into the right to receive (i) 0.528 shares of the Company’s common stock, as determined in the Mobcrush Merger Agreement, and (ii) any cash in lieu of fractional shares of common stock otherwise issuable under the Mobcrush Merger Agreement (the “Mobcrush Merger Consideration”). At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of the Company’s common stock and reserved an aggregate total of 514,633 shares of common stock for future stock option grants, under the Super League 2014 Stock Option and Incentive Plan, to the former Mobcrush employees retained by the Company in connection with the Mobcrush Acquisition, resulting in a total of 12,582,204 shares of  common stock issued and reserved as consideration for the Mobcrush Acquisition. Upon completion of the Mobcrush Acquisition, Mobcrush became a wholly-owned subsidiary of the Company.

The Mobcrush Acquisition was approved by the board of directors of each of the Company and Mobcrush, and was approved by the stockholders of Mobcrush. For purposes of complying with Nasdaq Listing Rule 5635, Super League’s stockholders approved the issuance of an aggregate of 12,582,204 shares of Common Stock to be issued in connection with the Mobcrush Acquisition.

Transaction costs incurred by the Company relating to the Mobcrush Acquisition totaled $636,000 and were expensed as incurred in accordance with the acquisition method of accounting.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush from the Mobcrush Closing Date to the end of the current period presented. Total revenues for Mobcrush from the Mobcrush Closing Date to December 31, 2021 (“Mobcrush Stub Period”), included in the consolidated statements of operations for the fiscal year ended December 31, 2021, were approximately $5.2 million. Disclosure of net loss for Mobcrush on a stand-alone basis for the Mobcrush Stub Period is not practical due to the integration of Mobcrush operations, including resource allocation and related operating expenses, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Mobcrush Acquisition constitutes a business acquisition as defined by Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Mobcrush Acquisition:

Equity Consideration at closing – shares of common stock	$12,067,571
Super League closing stock price per share on the Mobcrush Closing Date	$4.96
Fair value of common stock issued	$59,855,000

The fair value of the Company Common Stock used in determining the estimated fair value of the Mobcrush Merger Consideration was $4.96 per share based on the closing price of Company Common Stock on June 1, 2021, as quoted on the Nasdaq Capital Market.

The purchase price allocation was based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Mobcrush Acquisition, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Cash	$586,000
Accounts receivable	1,266,000
Prepaids	141,000
Property and equipment	13,000
Identifiable intangible assets	19,500,000
Accounts payable and accrued expenses	(2,017,000)
Deferred revenue	(130,000)
Net deferred income tax liability	(3,073,000)
Identifiable net assets acquired	16,286,000
Goodwill	43,569,000
Total purchase price	$59,855,000

The following table presents details of the fair values of the acquired intangible assets of Mobcrush:

	Estimated Useful Life (in years)	Amount
Preferred partner relationship	7	10,700,000
Developed technology	5	3,900,000
Influencers/content creators	5	2,000,000
Advertiser and agency relationships	5	1,900,000
Trademarks	7	500,000
Customer relationships	5	500,000
Total intangible assets acquired		$19,500,000

Aggregated amortization expense for the fiscal year ended December 31, 2021 related to intangible assets acquired in connection with the Mobcrush Acquisition, totaled $1,883,000. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Mobcrush Acquisition is primarily attributable to expected synergies from combining the operations of Super League and Mobcrush, and also includes residual value attributable to the assembled and trained workforce acquired in the Mobcrush Acquisition.

Pursuant to the terms of the Mobcrush Merger Agreement, immediately prior to the effective time of the Mobcrush Acquisition, each vested option to acquire shares of Mobcrush common stock held by former Mobcrush employees was exercised so that, at the effective time of the Mobcrush Acquisition, shares of Mobcrush Common Stock issued upon exercise of these vested options received shares of Company Common Stock issuable as Mobcrush Merger Consideration. Unvested options to acquire shares of Mobcrush common stock that were outstanding immediately prior to the Mobcrush Closing Date were canceled, and a number of options to purchase shares of Company Common Stock were issued to replace the cancelled unvested Mobcrush options in a manner consistent with options historically granted by Super League under the Super League 2014 Stock Option and Incentive Plan (the “Replacement Options”).

Pursuant to the terms of the Mobcrush Merger Agreement, 514,633 shares of the Company’s common stock were reserved for Replacement Option grants to the former Mobcrush employees retained by the Company in connection with the Mobcrush Acquisition. As of December 31, 2021, 415,000 Replacement Options have been granted to former Mobcrush employees retained by the Company, with continued employment required to vest and retain the Replacement Options granted.  Under ASC 805, consideration arrangements in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the 514,633 shares of the Company’s common stock reserved at closing for future stock option grants to former Mobcrush employees retained by the Company are not included as a component of the consideration paid in connection with the Mobcrush Acquisition, and will be accounted for pursuant to ASC 718, “Stock based Compensation,” upon grant. For the fiscal year ended December 31, 2021, noncash stock compensation expense related to stock options granted pursuant to the terms of the Mobcrush Merger Agreement totaled $252,000.

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

The fair values of the acquired intangible assets, as described above, was determined using the following methods:

Description	Valuation Method Applied	Valuation Method Description	Assumptions
Preferred partner relationship / Advertiser and agency relationships	Multi-Period Excess Earnings Method ("MPEEM") under the Income Approach

MPEEM is an application of the DCF Method, whereby revenue derived from the intangible asset is estimated using the overall business revenue, adjusted for attrition, obsolescence, cost of goods sold, operating expenses, and taxes. Required returns attributable to other assets employed in the business are subtracted. The  “excess” earnings are attributable to the intangible asset, and are discounted to present value at a rate of return to estimate the fair value of the intangible asset.

Discount rate 13% - 14%; Forecast period 6 - 10yrs.;
Developed technology and Trademarks	Relief-from-Royalty Method under the Income Approach

Under the Relief-from-Royalty method, the royalty savings is calculated by estimating a reasonable royalty rate that a third party would negotiate in a licensing agreement. Such royalties are most commonly expressed as a percentage of total revenue involving the technology.

Forecast period: 4 - 5 yrs.; Royalty Rate: Developed Technology 5% - 3%; Discount Rate: 14%;
Influencers/content creators	With-and-Without Method under the Income Approach

The With-and-Without Method compares the present value of the after-tax cash flows of the business assuming that the subject intangible asset is in place with the present value of the after-tax cash flows of the business assuming the subject asset is not in place. The difference between the present value of the two scenarios isolates the impact of the subject intangible asset and provides an estimation of fair value.

Forecast period: 4 years; Recreate Period 20 months; Discount Rate: 13%;
Customer relationships	Cost Approach

In the Replacement Cost Method, value is estimated by determining the current cost of replacing an asset with one of equivalent economic utility. The premise of the approach is that a prudent investor would pay no more for an asset than the amount for which the utility of the asset could be replaced.

Rate of Return 14%; Discount rate 13%; Discount period .5; Risk Adjusted Return Factor 1.1

The Mobcrush Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Mobcrush will carryover. As a result, no new tax goodwill was created in connection with the Mobcrush Acquisition as there is no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. Acquisition date deferred tax assets primarily relate to certain net operating loss carryforwards of Mobcrush. Acquisition date deferred tax liabilities relate to specifically identified non-goodwill intangibles acquired. The estimated net deferred tax liability was determined as follows:

	Book Basis	Tax Basis	Difference
Intangible assets acquired	$19,500,000	$2,635,000	$(16,865,000)
Tangible assets acquired	13,000		(13,000)
Estimated net operating loss carryforwards – Mobcrush	-	5,895,000	5,895,000
Net deferred tax liability – pretax			(10,983,000)
Estimated tax rate			27.98%
Estimated net deferred tax liability			$(3,073,000)

Release of Valuation Allowance. Since inception, the Company has maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the Mobcrush Acquisition created a source of income to utilize against the Company’s existing net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company’s deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company’s net deferred tax assets was released, resulting in an income tax benefit of approximately $3,073,000, recorded as a credit to income tax expense for fiscal year ended December 31, 2021. The offsetting amounts reduced net deferred tax liabilities, $3,073,000, of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the Mobcrush Acquisition.

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only. The unaudited pro forma combined statements of operations for the fiscal year ended December 31, 2021 and 2020, assume the acquisition occurred as of January 1, 2020. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	2021	2020

Revenue	$14,976 ,000	$8,591,000
Net Loss	(26,363,000)	(29,077,000)

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over the estimated economic useful life as described above, the expensing of stock options issued to former Mobcrush employees acquired in connection with the Mobcrush Acquisition, the exclusion of interest expense related to convertible debt of Mobcrush not assumed by Super League in connection with the Mobcrush Acquisition, the exclusion of nonrecurring transaction costs,  and the exclusion of amortization and depreciation related to tangible and intangible assets of Mobcrush existing immediately prior to the Mobcrush Acquisition.

The unaudited pro forma combined statements of operations for the periods presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of income for the fiscal year ended December 31, 2021, as described above, totaling $3,073,000, is not reflected in the accompanying unaudited pro forma combined statements of income for the periods presented.

Acquisition of Bannerfy, LTD

On August 11, 2021, the Company entered into a Share Purchase Agreement (the “Bannerfy Purchase Agreement”) with William Roberts, Colin Gillespie, and Robert Pierre (collectively, “Sellers”), pursuant to which the Company agreed to purchase, and Sellers agreed to sell, all of the issued and outstanding common shares of Bannerfy, a company organized under the laws of England and Wales for a total purchase price of $7.0 million (the “Bannerfy Purchase Price”) (the “Bannerfy Acquisition”). On August 24, 2021 (the “Bannerfy Closing Date”), the Company completed the acquisition of Bannerfy.

Pursuant to the Bannerfy Purchase Agreement, upon the consummation of the Bannerfy Acquisition (the “Bannerfy Closing”), the Company paid an initial payment (subject to a holdback as described below) of $2.45 million (the “Bannerfy Closing Consideration”), paid or to be paid as follows (i) $525,000 in the form of a cash payment, and (ii) $1.92 million in the form of shares of the Company’s common stock, at a price per share of $4.10, the closing price of the Company’s common stock on the effective date of the Bannerfy Purchase Agreement, as reported on the Nasdaq Capital Market. Pursuant to the terms of the Bannerfy Purchase Agreement, $275,000 of the Bannerfy Closing Consideration (“Holdback Amount”), was withheld from the Bannerfy Closing Consideration to satisfy any indemnifiable losses incurred by the Company (as defined in the Bannerfy Purchase Agreement) prior to the first anniversary of the Bannerfy Closing Date. In the event the Company incurs no indemnifiable losses prior to the first anniversary of the Bannerfy Closing Date, the Company will release to the Sellers the Holdback Amount as follows: (i) $55,000 payable in the form of cash, and (ii) approximately $220,000 in the form of shares of the Company’s common stock at $4.10.

In accordance with the Bannerfy Purchase Agreement, all remaining portions of the Bannerfy Purchase Price subsequent to the payment of the Bannerfy Closing Consideration, up to approximately $4.55 million (the “Contingent Consideration”), is payable upon the achievement of certain revenue and gross profit thresholds for the remainder of the 2021 fiscal year, and each of the fiscal years ending December 31, 2022, and December 31, 2023 (“Earnout Periods”).  For the 2021, 2022 and 2023 Earnout Periods, 8%, 38% and 54%, respectively of the Contingent Consideration is potentially payable. The Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, 21% in cash and 79% in Company common stock, based on a conversion price of $4.10 per share.

The Bannerfy Acquisition was accounted for in accordance with ASC 805. In accordance with ASC 805, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. Gross assets acquired excludes cash and cash equivalents, deferred tax assets, and goodwill resulting from the effects of deferred tax liabilities. A single identifiable asset includes any individual asset or group of assets that could be recognized and measured as a single identifiable asset in a business combination. When evaluating whether assets are similar, we considered the nature of each single identifiable asset and the risks associated with managing and creating outputs from the assets. Management determined that the Bannerfy Acquisition involved the acquisition of developed technology, which accounted for substantially all of the fair value of the gross assets acquired, and therefore, the Bannerfy Acquisition was determined not to be the acquisition of a business under ASC 805, and is therefore accounted for as an asset acquisition utilizing a cost accumulation model in accordance with the applicable guidance.

Transaction costs incurred in connection with the Bannerfy Acquisition totaled $62,000, which are included as a component of the purchase price paid in connection with the Bannerfy Acquisition.

The Bannerfy Purchase Price paid as of December 31, 2021, comprised of the Bannerfy Closing Consideration of $2.45 million and $62,000 of related transaction costs, was allocated to the developed technology acquired, with an estimated useful life of seven years. In addition, the carrying value of the developed technology acquired in connection with the Bannerfy Acquisition includes an adjustment related to deferred taxes, totaling $556,000, as described below. Net working capital assets acquired were not material.

Aggregated amortization expense for the fiscal year ended December 31, 2021, related to the developed technology acquired in connection with the Bannerfy Acquisition, totaled $146,000.

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

	Book Basis	Tax Basis	Difference
Intangible assets acquired	$2,512,000	$-	$(2,512,000)
Estimated net operating loss carryforwards – Bannerfy		144,000	144,000
Net deferred tax liability – pretax			(2,368,000)
Estimated tax rate			19%
Estimated net deferred tax liability – Pursuant to ASC 740(1)			$(556,000)

(1)

Pursuant to ASC 740, the deferred tax liability is estimated using the following formula: (a) Applicable tax rate divided by (b) one minus the applicable tax rate, multiplied by (c) the tax basis of the net assets acquired less the initial book basis of the net assets acquired.

Bannerfy commenced operations in September 2020. As such, the historical balance sheets and statements of operations of Bannerfy were not material, and therefore unaudited pro forma combined results of operations for the periods presented are not provided for illustrative purposes. Revenues and net loss related to Bannerfy for the period from the closing date to December 31, 2021 were not material.

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

Pursuant to the terms and subject to the conditions of the Bloxbiz Purchase Agreement, up to an aggregate amount $11.5 million will be payable to Bloxbiz and the Founders in connection with the achievement of certain revenue milestones for the period from the Bloxbiz Closing Date until December 31, 2022 and for the fiscal year ending December 31, 2023 (the “Bloxbiz Contingent Consideration”)(“Bloxbiz Earn Out Periods”). The Bloxbiz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Bloxbiz Purchase Agreement.

The Bloxbiz Acquisition was approved by the board of directors of each of the Company and Bloxbiz, and was approved by the stockholders of Bloxbiz.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Bloxbiz from the Bloxbiz Closing Date to the end of the current period presented herein. Total revenues for Bloxbiz from the Bloxbiz Closing Date to December 31, 2021 (“Bloxbiz Stub Period”), included in the consolidated statements of operations for the fiscal year ended on December 31, 2021 was $486,000. Disclosure of net loss for Bloxbiz on a stand-alone basis for the Bloxbiz Stub Period is not practical due to the integration of Bloxbiz activities, including resource allocation and related operating expenses, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Bloxbiz Acquisition constitutes a business acquisition as defined by Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

Transaction costs incurred by the Company relating to the Bloxbiz Acquisition totaled $47,000 and were expensed as incurred in accordance with the acquisition method of accounting.

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Bloxbiz Acquisition:

Cash consideration at closing		$3,000,000
Equity consideration at closing – shares of common stock	1,031,928
Super League closing stock price per share on the Bloxbiz Closing Date	$2.91
Fair value of equity consideration issued at closing	$3,000,000	3,000,000
Fair value of total consideration issued at closing		$6,000,000

The fair value of the Company Common Stock used in determining the estimated fair value of the Bloxbiz Closing Consideration was $2.91 per share based on the closing price of Company Common Stock on October 4, 2021, as quoted on the Nasdaq Capital Market.

The purchase price allocation was based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Bloxbiz Acquisition, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Accounts receivable	$124,000
Identifiable intangible assets	1,747,000
Identifiable net assets acquired	1,871,000
Goodwill	4,129,000
Total purchase price	$6,000,000

The following table presents details of the fair values of the acquired intangible assets of Bloxbiz:

	Estimated Useful Life (in years)	Amount
Developed technology	7	$912,000
Developer relationships	3	559,000
Customer relationships	3	276,000
Total intangible assets acquired		$1,747,000

Aggregated amortization expense for the fiscal year ended December 31, 2021 related to intangible assets acquired in connection with the Bloxbiz Acquisition, totaled $99,000. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Bloxbiz Acquisition is primarily attributable to expected synergies from combining the operations and assets of Super League and Bloxbiz, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Bloxbiz Closing Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Bloxbiz Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. Any adjustments to the fair values of intangibles assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations. In addition, the Company is in the process of finalizing its estimate and analysis of the fair values of certain tax attributes acquired. Any adjustments to the preliminary estimates of tax attributes acquired will increase or decrease the estimated net deferred tax liability recorded in connection with the acquisition method of accounting, with an offsetting adjustment to goodwill. The fair values of the intangible assets acquired in connection with the Bloxbiz acquisition were determined using the cost method. Under the cost method, value is estimated by determining the current cost of replacing an asset with one of equivalent economic utility. The premise of the approach is that a prudent investor would pay no more for an asset than the amount for which the utility of the asset could be replaced. Valuation assumptions utilized included rates of return of 30%, discount periods of 0.5 to one, risk adjusted return factors of 1.1 to 1.3 and weighted average costs of capital of 30%.

The Company hired the Founders of Bloxbiz in connection with the Bloxbiz Acquisition. Pursuant to the provisions of the Bloxbiz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Bloxbiz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Bloxbiz Contingent Consideration will be reduced by one-half (50%) for the respective Bloxbiz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, if any, will be accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration becomes probable and reasonably estimable.

For tax purposes, consistent with the accounting for book purposes, the Bloxbiz Closing Consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess purchase price allocated to goodwill.  As a result, no deferred tax assets or liabilities were recorded with the acquisition and all of the goodwill is expected to be deductible for tax purposes.

Bloxbiz operations commenced in December 2020. As such, the historical balance sheets and statements of operations of Bloxbiz were not material, and therefore unaudited pro forma combined results of operations for the periods presented are not provided for illustrative purposes.

Other

On June 6, 2019, we acquired Framerate, Inc., (“Framerate”). The underlying agreement provided for the issuance of up to an additional $980,000 worth of shares of the Company’s common stock, at a price of $7.44 per share (the “Earn-Out Shares”), in the event Framerate achieved certain performance-based milestones during the two-year period following the closing of the acquisition (the “Earn-Out”). One-half of the Earn-Out Shares are issuable on the one-year anniversary of the Effective Date, and the remaining one-half are issuable on the second anniversary of the Effective Date. In June 2020, we issued an additional 32,936 shares of our common stock to the former shareholders of Framerate in connection with the achievement of certain components of the year-one earn-out related performance milestones.

6.	NOTE PAYABLE

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

Preferred Stock

The Company’s initial certificate of incorporation authorized 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred stock had been issued and outstanding since inception of the Company. In October 2016, the Company’s Board of Directors (the “Board of Directors”) and a majority of the holders of the Company’s common stock approved an amendment and restatement of the certificate of incorporation which, in part, eliminated the authorized preferred stock. In August 2018, the Board of Directors approved a second amendment and restatement of the Company’s amended and restated certificate of incorporation (the “Amended and Restated Charter”) to, in part, increase the Company’s authorized capital to a total of 110.0 million shares, including 10.0 million shares of newly created preferred stock, par value $0.001 per share (“Preferred Stock”), authorize the Board of Directors to fix the designation and number of each series of Preferred Stock, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock. The Amended and Restated Charter was approved by a majority of the Company’s stockholders in September 2018, and was filed with the State of Delaware in November 2018. All references in the accompanying consolidated financial statements to Preferred Stock have been restated to reflect the Amended and Restated Charter.

Common Stock

The Amended and Restated Charter also increased the Company’s authorized capital to include 100.0 million shares of common stock, par value $0.001, and removed the deemed liquidation provision, as such term is defined in the Amended and Restated Charter. Each holder of common stock is entitled to one vote for each share of common stock held at all meetings of stockholders.

Financing Activities

Fiscal year ended December 31, 2021:

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

The offerings described above were made pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 10, 2020 (File No. 333-237626). The net proceeds from these offerings were intended to be used for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company also reserved the right to use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Equity Distribution Agreement

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

The Company intends to use the net proceeds from any “at-the-market” offering primarily for working capital and general corporate purposes, including sales and marketing activities, product development and capital and acquisition related expenditures. The Company may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Fiscal year ended December 31, 2020:

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

The initial reserve under the Plan was 583,334 shares of common stock, which reserve was subsequently increased to 1,000,000 shares upon stockholders’ approval in May 2016. In July 2017, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 1,000,000 shares to 1,500,000 shares. In October 2018, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 1,500,000 shares to 1,833,334 shares. In July 2020, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 1,833,334 to 2,583,334. In May 2021, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 2,583,334 to 5,000,000. As of December 31, 2021, 1,840,995 shares remained available for issuance under the Plan.

Super League issues new shares of common stock upon the exercise of stock options, the grant of restricted stock, or the delivery of shares pursuant to vested restricted stock units. The compensation committee of the Board of Directors may amend or modify the Plan at any time, subject to any required approval by the stockholders of the Company, pursuant to the terms therein.

Stock Options

The fair value of stock options granted was estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the years ended December 31, 2021 and 2020:

	2021	2020
Volatility	95%	95%
Risk–free interest rate	.99%	.47%
Dividend yield	-%	-%
Expected life of options (in years)	5.86	6.02

A summary of stock option activity for the year ended December 31, 2021 is as follows:

		Weighted-Average
	Options (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2020	1,638,000	$5.59		$308,000
Granted	998,000	$4.50
Exercised	(35,000)	$3.17
Canceled / forfeited	(168,000)	$5.63
Outstanding at December 31, 2021	2,433,000	$5.18	7.73	$246,000
Vested and exercisable at December 31, 2021	1,004,000	$6.66	5.82	$242,000

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $3.40 and $2.23, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $121,000 and $0, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2021 and 2020 was $720,000 and $620,000, respectively. As of December 31, 2021, the total unrecognized compensation expense related to non-vested stock option awards was $3,749,000, which is expected to be recognized over a weighted-average term of approximately three years.

In February 2020, the Board of Directors approved the cancellation of 540,000 stock options in exchange for 243,000 RSUs (the “Stock Swap”) for seven employees. The stock options canceled had a weighted average exercise price of $10.16 and a weighted average grant date fair value of $8.33. The RSUs issued had weighted average grant date fair value of $2.60 and vest over two years. Cancellation of an existing equity-classified award along with a concurrent grant of a replacement award is accounted for as a modification under ASC 718, “Stock-based Compensation.” Total compensation cost to be recognized is equal to the original grant date fair value plus any incremental fair value calculated as the excess of the fair value of the replacement RSUs over the fair value of the original stock option awards on the cancellation date. Any incremental compensation cost is recognized prospectively over the remaining service period, in addition to the remaining unrecognized grant date fair value. There was no incremental compensation cost in connection with the Stock Swap. The net impact of the Stock Swap was to return 297,000 shares to the share reserve under the Plan for the Company’s future employee related incentive and retention activities.

Restricted Stock Units

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2021:

	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)
Non-vested restricted stock units at December 31, 2020	382,000	$4.68
Granted	250,000	$4.81
Vested	(260,000)	$4.07
Canceled	(11,000)	$9.91
Non-vested restricted stock units at December 31, 2021	361,000	$5.05

As of December 31, 2021, the total unrecognized compensation expenses related to non-vested restricted stock units was $864,000, which will be recognized over a weighted-average term of approximately 1.8 years.

Warrants Issued to Employees and Nonemployees for Services

A summary of employee and nonemployee warrant activity for the year ended December 31, 2021 is as follows:

		Weighted-Average
	Warrants (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2020	964,000	$10.02
Expired	(183,000)	$9.00		$-
Outstanding at December 31, 2021	781,000	$10.26	4.56	$-
Vested and exercisable as of December 31, 2021	781,000	$10.26	4.56	$-

Compensation expense related to common stock purchase warrants was $0 and $282,000 for the years ended December 31, 2021 and 2020, respectively. No warrants were granted to employees or non-employees in exchange for services performed during the periods presented herein. The aggregate fair value of warrants that vested during the years ended December 31, 2021 and 2020 was $0 and $206,000, respectively. As of December 31, 2021, the total unrecognized compensation expense related to warrants was $0.

Noncash Stock Compensation Expense

Noncash stock-based compensation expense for the periods presented was comprised of the following:

	2021	2020
Stock options	$1,148,000	$745,000
Warrants	-	282,000
Restricted stock units	1,233,000	836,000
Other	-	141,000
Total noncash stock compensation expense	$2,381,000	$2,004,000

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	2021	2020
Sales, marketing and advertising	$934,000	$849,000
Engineering, technology and development	288,000	254,000
General and administrative	1,159,000	901,000
Total noncash stock compensation expense	$2,381,000	$2,004,000

9.	INCOME TAXES

Super League’s provision for income taxes consisted of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Current:
Federal taxes	$-	$-
State taxes	-	-
Total current	$-	$-

	2021	2020
Deferred:
Federal taxes	$(4,654,000)	$2,919,000
State taxes	(969,000)	886,000
Foreign	(38,000)	-
Subtotal	(5,661,000)	3,805,000
Change in valuation allowance	2,550,000	(3,805,000)
Total deferred	(3,111,000)	-
Provision for income taxes	$(3,111,000)	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31, 2021 and 2020.

	2021	2020
Deferred tax assets (liabilities):
Net operating loss and credits	$27,963,000	$20,799,000
Stock compensation	2,837,000	3,155,000
Accrued liabilities	11,000	65,000
Fixed assets and intangibles	(4,812,000)	(106,000)
State taxes	1,000	-
Total deferred tax assets	26,000,000	23,913,000
Valuation allowance	(26,518,000)	(23,913,000)
Total deferred tax assets, net of valuation allowance	$(518,000)	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2021	2020

Statutory federal tax rate - (benefit) expense	21%	21%
State tax, net	-	-
Non-deductible permanent items	(2)	(1)
Valuation allowance	(6)	(20)
	13%	-%

For the years ended December 31, 2021 and 2020, the Company recorded full valuation allowances against its domestic net deferred tax assets due to uncertainty regarding future realizability pursuant to guidance set forth in the FASB’s Accounting Standards Codification Topic No. 740, Income Taxes. In future periods, if the Company determines it will more likely than not be able to realize these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is made. The Company does not maintain a valuation allowance on the activity in the UK from its recent acquisition of Bannerfy Ltd due to the deferred tax liability position.

At December 31, 2021, the Company had U.S. federal, state income tax, and foreign net operating loss carryforwards of approximating $102,096,000, $92,469,000 and $343,000, respectively, expiring through 2041. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under an operating lease agreement which expired on May 31, 2017, and was amended to a month-to-month basis lease. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of December 31, 2021 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021, at a combined rate of approximately $11,800 per month.

Rent expense for the years ended December 31, 2021 and 2020 was approximately $111,000 and $200,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Related Party Transactions

In May 2018, the Company entered into a consulting agreement with a member of the Board of Directors, pursuant to which the board member provides the Company with strategic advice and planning services for which he receives a cash payment of $7,500 per month from the Company. The consulting agreement had an initial term ending December 31, 2019, and could be extended upon mutual agreement of the board member and the Company. The consulting agreement was extended throughout fiscal year 2020 and fiscal year 2021.

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the date the consolidated financial statements were available to be issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the consolidated financial statements presented herein.

Common Stock Purchase Agreement

On March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock, par value $0.001 per share from time to time during the term of the Purchase Agreement (the “Tumim Offering”), subject to certain limitations and conditions. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Tumim 50,000 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement (the “Commitment Shares”).

The Purchase Agreement initially precludes the Company from issuing and selling more than 7,361,833 shares of its common stock, including the Commitment Shares, which number equals 19.99% of the common stock issued and outstanding as of March 25, 2022, unless the Company obtains stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limits the Company from directing Tumim to purchase shares of common stock if such purchases would result in Tumim beneficially owning more than 4.99% of the then-outstanding shares of common stock (subject to an increase to 9.99% at Tumim’s option upon at least 61 calendar days’ notice).

From and after the initial satisfaction of the conditions to the Company’s right to commence sales of common stock to Tumim (such event, the “Commencement,” and the date of initial satisfaction of all such conditions, the “Commencement Date”), the Company may direct Tumim to purchase shares of common stock at a purchase price per share equal to 95% of the average daily dollar volume-weighted average price for the common stock during the three consecutive trading day period immediately following the date on which the Company delivers to Tumim a notice for such purchase. The Company will control the timing and amount of any such sales of common stock to Tumim. Actual sales of shares of common stock to Tumim will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Commencement Date of the Tumim Offering was March 25, 2022. Unless earlier terminated, the Purchase Agreement will automatically terminate upon the earliest of (i) the expiration of the 18-month period following the Commencement Date, (ii) Tumim’s purchase or receipt of the Total Commitment worth of common stock, or (iii) the occurrence of certain other events set forth in the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time after Commencement, at no cost or penalty, upon five trading days’ prior written notice to Tumim. Tumim has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Company, but only upon the occurrence of certain events set forth in the Purchase Agreement.

The Company intends to use the net proceeds, if any, from the Tumim Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Purchase Agreement contains customary representations, warranties and agreements by the Company, as well as customary indemnification obligations of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LEAGUE GAMING, INC.

Date: March 31, 2022	By:	/s/ Ann Hand
Ann Hand
President and Chief Executive Officer (Principal Executive Officer)

SUPER LEAGUE GAMING, INC.

Date: March 31, 2022	By:	/s/ Clayton Haynes
Clayton Haynes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Hand	Chief Executive Officer,	March 31, 2022
Ann Hand	President, Chair of the Board
(Principal Executive Officer)

/s/ Clayton Haynes	Chief Financial Officer	March 31, 2022
Clayton Haynes	(Principal Financial and Accounting Officer)

/s/ David Steigelfest	Director	March 31, 2022
David Steigelfest

/s/ Jeff Gehl	Director	March 31, 2022
Jeff Gehl

/s/ Kristin Patrick	Director	March 31, 2022
Kristin Patrick

/s/ Mark Jung	Director	March 31, 2022
Mark Jung

/s/ Michael Keller	Director	March 31, 2022
Michael Keller

/s/ Michael Wann	Director	March 31, 2022
Michael Wann