Form 10-Q
period 2022-03-31
Super League Gaming, Inc.
filed 2022-05-16
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 36,914,957 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,784,000	$14,533,000
Accounts receivable	5,785,000	6,328,000
Prepaid expenses and other current assets	1,119,000	1,334,000
Total current assets	14,688,000	22,195,000
Property and equipment, net	193,000	104,000
Intangible and other assets, net	23,268,000	24,243,000
Goodwill	50,263,000	50,263,000
Total assets	$88,412,000	$96,805,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,987,000	$5,514,000
Deferred revenue	73,000	76,000
Total current liabilities	4,060,000	5,590,000
Deferred taxes	472,000	518,000
Total liabilities	4,532,000	6,108,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 36,864,957 and 36,809,187 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	46,000	46,000
Additional paid-in capital	217,042,000	215,943,000
Accumulated deficit	(133,208,000)	(125,292,000)
Total stockholders’ equity	83,880,000	90,697,000
Total liabilities and stockholders’ equity	$88,412,000	$96,805,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUES	$3,768,000	$788,000

COST OF REVENUES	1,909,000	342,000

GROSS PROFIT	1,859,000	446,000

OPERATING EXPENSES
Selling, marketing and advertising	2,734,000	1,062,000
Engineering, technology and development	4,210,000	2,041,000
General and administrative	2,876,000	1,969,000
Total operating expenses	9,820,000	5,072,000

NET OPERATING LOSS	(7,961,000)	(4,626,000)

OTHER INCOME (EXPENSE)
Accrued interest expense	(2,000)	(3,000)
Other	1,000	4,000
Total other income (expense)	(1,000)	1,000

Loss before benefit from income taxes	(7,962,000)	(4,625,000)

Benefit from income taxes	46,000	-

NET LOSS	$(7,916,000)	$(4,625,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.21)	$(0.23)
Weighted-average number of shares outstanding, basic and diluted	36,838,957	19,807,775

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31
	2022	2021
Common stock (Shares)
Balance, beginning of period	36,809,187	15,483,010
Issuance of common stock at $2.60 per share	-	3,076,924
Issuance of common stock at $4.10 per share	-	2,926,830
Issuance of common stock at $9.00 per share	-	1,512,499
Stock-based compensation	55,770	134,655
Balance, end of period	36,864,957	23,133,918

Common stock (Amount):
Balance, beginning of period	$46,000	$25,000
Issuance of common stock at $2.60 per share	-	3,000
Issuance of common stock at $4.10 per share	-	3,000
Issuance of common stock at $9.00 per share	-	2,000
Balance, end of period	$46,000	$33,000

Additional paid-in-capital:
Balance, beginning of period	$215,943,000	$115,459,000
Issuance of common stock at $2.60 per share, net of issuance costs	-	7,924,000
Issuance of common stock at $4.10 per share, net of issuance costs	-	11,927,000
Issuance of common stock at $9.00 per share, net of issuance costs	-	13,540,000
Stock-based compensation	1,099,000	411,000
Stock option exercises	-	38,000
Balance, end of period	$217,042,000	$149,299,000

Accumulated deficit:
Balance, beginning of period	$(125,292,000)	$(104,544,000)
Net Loss	(7,916,000)	(4,625,000)
Balance, end of period	(133,208,000)	(109,169,000)
Total stockholders’ equity	$83,880,000	$40,163,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,916,000)	$(4,625,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,348,000	266,000
Stock-based compensation	1,099,000	411,000
Changes in assets and liabilities:
Accounts receivable	543,000	(327,000)
Prepaid expenses and other current assets	215,000	86,000
Accounts payable and accrued expenses	(1,527,000)	(192,000)
Deferred revenue	(3,000)	8,000
Deferred taxes	(46,000)	-
Accrued interest on note payable	-	3,000
Net cash used in operating activities	(6,287,000)	(4,370,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(118,000)	(2,000)
Capitalization of software development costs	(297,000)	(192,000)
Acquisition of other intangible assets	(47,000)	(73,000)
Net cash used in investing activities	(462,000)	(267,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-	33,399,000
Proceeds from common stock option exercises	-	38,000
Net cash provided by financing activities	-	15,566,000

INCREASE IN CASH	(6,749,000)	28,800,000
Cash and Cash Equivalents - beginning of period	14,533,000	7,942,000
Cash and Cash Equivalents - end of period	$7,784,000	$36,742,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Acquisition of Bloxbiz Co. On October 4, 2021, the Company acquired (i) substantially all of the assets of Bloxbiz Co. (“Bloxbiz”) and (ii) the personal goodwill of the founders regarding Bloxbiz's business, as described at Note 4. Bloxbiz is a dynamic ad platform designed specifically for metaverse environments. Bloxbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of the fiscal year 2021 acquisitions described above for the applicable periods subsequent to the respective transaction closing dates. Refer to Note 4 for additional information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of March 31, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Reclassifications

Certain reclassifications to operating expense line items have been made to prior period amounts for consistency and comparability with the current periods’ condensed consolidated financial statements presentation. These reclassifications had no effect on the reported total operating expenses for the periods presented.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7.9 million and $4.6 million during the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of $133.2 million as of March 31, 2022. For the three months ended March 31, 2022 and 2021, net cash used in operating activities totaled $6.3 million and $4.4 million, respectively.

As of March 31, 2022, the Company had cash and cash equivalents of approximately $7.8 million. The Company has used and will continue to use significant capital for the growth and development of its business. The Company experienced significant growth in fiscal year 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and year over year increases in recognized revenues across our three primary revenue streams, as discussed elsewhere herein.

In 2022, we are focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions. In addition, as further described at Note 6, on March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares of the Company’s common stock, from time to time during the term of the Purchase Agreement, subject to certain limitations and conditions. In addition, on May 16, 2022, as further described at Note 7, the Company entered into a Securities Purchase Agreement with three institutional investors, providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount. Our management believes that our cash balances and capital raising facilities in place will be sufficient to meet our cash requirements through at least May 2023.

The Company considers historical operating results, costs, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period. Management's considerations assume, among other things, that the Company will continue to be successful implementing its business strategy, that there will be no material adverse developments in the business, liquidity or capital requirements and, if necessary, the Company will be able to raise additional equity or debt financing on acceptable terms. If one or more of these factors do not occur as expected, it could cause a reduction or delay of its business activities, sales of material assets, default on its obligations, or forced insolvency. The accompanying financial statements do not contain any adjustments which might be necessary if the Company were unable to continue as a going concern. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Content Sales

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended March 31,
	2022	2021
Advertising and sponsorships	$1,856,000	$434,000
Content sales	1,405,000	290,000
Direct to consumer	507,000	64,000
	$3,768,000	$788,000

For the three months ended March 31, 2022, 21% of revenues were recognized at a single point in time, and 79% of revenues were recognized over time, respectively. For the three months ended March 31, 2021, 36% of revenues were recognized at a single point in time, and 64% of revenues were recognized over time, respectively.

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

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expenses in the accompanying statements of operations. Advertising expenses for the three months ended March 31, 2022 and 2021 were $150,000 and $134,000, respectively.

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

Acquisitions

Acquisition Method.  Acquisitions that meet the definition of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” (“ASC 805”) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.

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

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350 “Intangibles Goodwill and Other,” (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. From a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, along with the downturn in macroeconomic conditions and the broader mid-cap and micro-cap equity markets in late 2021. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Bloxbiz on our premium advertising inventory, product offerings to advertisers, current period revenues recognized and future revenue generating opportunities. Given that the Company’s significant growth occurred recently, and the relatively short period of time between the commencement of the downturn in macroeconomic and general equity market conditions as of December 31, 2021, management believes that the recent reduction in prices of our common stock, consistent with the broader market, is not other-than-temporary and not indicative of any fundamental change in the value or prospects of the underlying business as of the measurement date. There was no change to this assessment as of March 31, 2022.

At March 31, 2022, we reported goodwill of $50.3 million. Based on the qualitative analysis, the Company concluded that goodwill was not “more likely than not” impaired as of March 31, 2022.

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

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 270,000 PSUs, based on satisfaction of the following vesting conditions during the three-year period commencing on January 1, 2022:

(i)	the Company’s stock price equaling $4.75 per share based on 60-day volume weighted average price (“VWAP”);
(ii)	the Company’s stock price equaling $6.00 per share based on 60-day VWAP;
(iii)	the Company’s stock price equaling $7.00 per share based on 60-day VWAP;
(iv)	the Company’s stock price equaling $8.00 per share based on 60-day VWAP; and
(v)	the Company’s stock price equaling $9.00 per share based on 60-day VWAP.

A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant to ASC 718, “Stock based Compensation,” (“ASC 718”). A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied. Noncash stock compensation expense related to the PSUs totaled $557,000 for the three months ended March 31, 2022.

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended March 31,
	2022	2021
Sales, marketing and advertising	$230,000	$183,000
Engineering, technology and development	189,000	33,000
General and administrative	680,000	195,000
Total noncash stock compensation expense	$1,099,000	$411,000

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

Reportable Segments

The Company utilizes the management approach to identify the Company’s operating segments and measure the financial information disclosed, based on information reported internally to the Chief Operating Decision Maker (“CODM”) to make resource allocation and performance assessment decisions. An operating segment of a public entity has all the following characteristics: (1) it engages in business activities from which it may earn revenues and incur expenses; (2) its operating results are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance: and (3) its discrete financial information is available. Based on the applicable criteria under the standard, the components of the Company’s operations are its: (1) advertising and sponsorship component, including content sales component; and (2) the Company’s direct-to-consumer component.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended March 31,
	2022			2021
Number of customers > 10% of revenues / percent of revenues	Three	/	45%	Four	/	54%

Revenue concentrations were comprised of the following revenue categories:

	Three Months Ended March 31,
	2022	2021
Advertising and sponsorships	10%	40%
Content	25%	14%
Direct to consumer	10%	-%
	45%	54%

	March 31, 2022			December 31, 2021
Number of customers > 10% of accounts receivable / percent of accounts receivable	Two	/	32%	Three	/	35%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	27%	One	/	21%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. All outstanding stock options, restricted stock units and warrants, totaling 6,352,000 and 5,041,000 at March 31, 2022 and December 31, 2021, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

Recent Accounting Guidance

Recent Accounting Pronouncements – Not Yet Adopted. In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures.

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	March 31,	December 31,
	2022	2021

Partner and customer relationships	$13,376,000	$13,376,000
Capitalized software development costs	4,636,000	4,339,000
Developed technology	7,880,000	7,880,000
Influencers/content creators	2,559,000	2,559,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	1,188,000	1,141,000
	29,896,000	29,552,000
Less: accumulated amortization	(6,628,000)	(5,309,000)
Intangible and other assets, net	$23,268,000	$24,243,000

Amortization expense for the three months ended March 31, 2022 and 2021 totaled $1,301,000 and $242,000, respectively. Amortization expense included in cost of revenues for the three months ended March 31, 2022 and 2021 totaled $18,000 and $3,000, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2022 and future fiscal years as follows:

For the years ending December 31,
2022 Remaining	$3,853,000
2023	4,847,000
2024	4,445,000
2025	3,922,000
2026	2,899,000
Thereafter	3,302,000
$23,268,000

4.	ACQUISITIONS

Acquisition of Mobcrush

On March 9, 2021, we entered into an Agreement and Plan of Merger, as amended on April 20, 2021 (the “Mobcrush Merger Agreement”), by and among Mobcrush, the Company, and SLG Merger Sub II, Inc., a wholly-owned subsidiary of the Company (“Merger Co”), which provided for the acquisition of Mobcrush by Super League pursuant to the merger of Merger Co with and into Mobcrush, with Mobcrush as the surviving corporation (the “Mobcrush Acquisition”).

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

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush subsequent to the Mobcrush Closing Date. Disclosure of revenues and net loss for Mobcrush on a stand-alone basis for the three months ended March 31, 2022 is not practical due to the integration of Mobcrush operations, including sales, products, advertising inventory, resource allocation and related operating expenses, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Mobcrush Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”).

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

Aggregated amortization expense for the three months ended March 31, 2022 related to intangible assets acquired in connection with the Mobcrush Acquisition, totaled $816,000. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Mobcrush Acquisition is primarily attributable to expected synergies from combining the operations of Super League and Mobcrush, and also includes residual value attributable to the assembled and trained workforce acquired in the Mobcrush Acquisition.

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

Pursuant to the terms of the Mobcrush Merger Agreement, 514,633 shares of the Company’s common stock were reserved for Replacement Option grants to the former Mobcrush employees retained by the Company in connection with the Mobcrush Acquisition. As of December 31, 2021, 415,000 Replacement Options have been granted to former Mobcrush employees retained by the Company, with continued employment required to vest and retain the Replacement Options granted.  Under ASC 805, consideration arrangements in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the 514,633 shares of the Company’s common stock reserved at closing for future stock option grants to former Mobcrush employees retained by the Company are not included as a component of the consideration paid in connection with the Mobcrush Acquisition, and will be accounted for pursuant to ASC 718 upon grant.

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

The fair values of the acquired intangible assets, as described above, was determined using the following methods:

Description	Valuation Method Applied	Valuation Method Description	Assumptions
Preferred partner relationship / Advertiser and agency relationships	Multi-Period Excess Earnings Method “"MPEE”") under the Income Approach

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

The Bannerfy Purchase Price paid, comprised of the Bannerfy Closing Consideration of $2.45 million and $62,000 of related transaction costs, was allocated to the developed technology acquired, with an estimated useful life of seven years. In addition, the carrying value of the developed technology acquired in connection with the Bannerfy Acquisition includes an adjustment related to deferred taxes, totaling $556,000, as described below. Net working capital assets acquired were not material.

Aggregated amortization expense for the three months ended March 31, 2022, related to the developed technology acquired in connection with the Bannerfy Acquisition, totaled $110,000.

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

Bannerfy commenced operations in September 2020. As such, the historical balance sheets and statements of operations of Bannerfy were not material, and therefore unaudited pro forma combined results of operations for the periods presented are not provided for illustrative purposes. Revenues and net loss related to Bannerfy for the three months ended March 31, 2022 were not material.

Bloxbiz Co. Acquisition

On October 4, 2021 (“Bloxbiz Closing Date”), the Company entered into an Asset Purchase Agreement (the “Bloxbiz Purchase Agreement”) with Bloxbiz Co. and the founders of Bloxbiz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Bloxbiz (the “Bloxbiz Assets”), and (ii) the personal goodwill of the Founders regarding Bloxbiz's business, (the “Bloxbiz Acquisition”). The consummation of the Bloxbiz Acquisition (the “Bloxbiz Closing”) occurred simultaneously with the execution of the Bloxbiz Purchase Agreement on the Bloxbiz Closing Date.

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

Pursuant to the terms and subject to the conditions of the Bloxbiz Purchase Agreement, up to an aggregate amount $11.5 million will be payable to Bloxbiz and the Founders in connection with the achievement of certain revenue milestones for the period from the Bloxbiz Closing Date until December 31, 2022 and for the fiscal year ending December 31, 2023 (the “Bloxbiz Contingent Consideration”) (“Bloxbiz Earn Out Periods”). The Bloxbiz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Bloxbiz Purchase Agreement.

The Bloxbiz Acquisition was approved by the board of directors of each of the Company and Bloxbiz, and was approved by the stockholders of Bloxbiz.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Bloxbiz subsequent to the Bloxbiz Closing Date. Disclosure of revenues and net loss for Bloxbiz on a stand-alone basis for the three months ended March 31, 2022 is not practical due to the integration of Bloxbiz activities, including sales, products, advertising inventory, resource allocation and related operating expenses, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Bloxbiz Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820.

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

Aggregated amortization expense for the three months ended March 31, 2022, related to intangible assets acquired in connection with the Bloxbiz Acquisition, totaled $102,000. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Bloxbiz Acquisition is primarily attributable to expected synergies from combining the operations and assets of Super League and Bloxbiz, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition.

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

The PPP Loan was accounted for as a financial liability in accordance with FASB ASC 470, “Debt,” (“ASC 470”) Accordingly, the proceeds from the PPP Loan were recorded as a long-term liability on the balance sheet until either (1) the loan is, in part or wholly, forgiven and the company had been “legally released” or (2) the Company paid off the loan to the Lender. Interest was accrued in accordance with the interest method.

In May 2021, the PPP loan was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the Cares Act. Upon forgiveness, and legal release, the Company reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the consolidated statement of operations for three months ended June 30, 2021.

6.	STOCKHOLDERS’ EQUITY

Financing Activities

For the three months ended March 31, 2022:

Common Stock Purchase Agreement

On March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock from time to time during the term of the Purchase Agreement (the “Tumim Offering”), subject to certain limitations and conditions. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Tumim 50,000 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement (the “Commitment Shares”).

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

For the three months ended March 31, 2021:

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

Other

Equity Distribution Agreement

On September 3, 2021, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents (the “Offering”), up to $75 million of its shares of common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on September 3, 2021 (the “Form S-3”) and the prospectus relating to the Offering that forms a part of the Form S-3, following such time as the Form S-3 is declared effective by the SEC.

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

The Company evaluated subsequent events for their potential impact on the condensed consolidated financial statements and disclosures through the date the condensed consolidated financial statements were available to be issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the condensed consolidated financial statements presented herein.

On May 16, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). Each Note will accrue interest at a guaranteed annual rate of 9% per annum, mature 12 months from the date of issuance, and is convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $4.00, subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note; provided, however, in accordance with Section 4(z) of the Purchase Agreement, in no event will the Company be permitted to issue more than 19.99% of the shares of Common Stock issued and outstanding immediately prior to the Note Offering, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of Common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the Note Offering.

In addition, the Company may be required to redeem all or a portion of the Note under certain circumstances, and, in the event (A) the Company sells Company common stock pursuant to the Line of Credit (as defined in the Purchase Agreement), or (B) consummates a Subsequent Placement (as defined in the Purchase Agreement), then the Note Holders will have the right, but not the obligation, to require the Company to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Conversion Amount then remaining under the Note, in cash, at a price equal to the Conversion Amount being redeemed. The Company may, at its option, redeem all or a portion of the Note at a price equal to 110% of the Conversion Amount being redeemed.

Concurrently with the Purchase Agreement, the Company and the Note Holders entered into a Registration Rights Agreement, pursuant to which the Company will agree to file a Registration Statement on Form S-3 within 30 days after the closing of the Note Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Gaming, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Executive Summary

During the three months ended March 31, 2022, management continued to focus on monetization with respect to our three primary revenue streams: (1) advertising revenues, (2) content revenues, and (3) direct to consumer revenues. In addition to the strong key performance indicator (“KPI”) performance during the periods presented, as described below, we: (i) continued our focus on our premium advertising model for future monetization of our rapidly growing premium advertising inventory, and increased revenues generated from programmatic display and video advertising units; (ii) continued to focus on the monetization of our original and user generated content library and remote production and broadcast capabilities, which emerged as a component of revenue in 2020; (iii) continued to focus on the monetization of the gamer and creator through direct-to-consumer offers, including increases in sales of digital goods, primarily with our Minehut digital property; and, (iv) continued to unlock new ways that our content production technology can extend beyond esports, into other entertainment formats representing revenue growth opportunities in the current and future periods. We expect to continue to grow our adverting pipeline across various verticals with the capability to provide brands and advertisers with targeted, high-quality integrations that warrant premium costs per impressions (“CPM”) advertising rates.

FY 2021 Acquisitions

Fiscal year 2021 acquisitions were comprised of the following:

●

We acquired Mobcrush, effective June 1, 2021, focusing on the required integration activities, including integration of our sales, engineering and product teams into the fourth quarter of 2021. We believe the acquisition of Mobcrush will enable us to provide brands, advertisers, and other consumer facing businesses with significant audience reach across the most important engagement channels, providing livestream and video on demand social media audience reach through a network of mid-tier social media influencers. With the acquisition of Mobcrush we acquired the potential for a U.S. monthly viewing audience of 85 million, which would create a top 50 U.S. media property according to measurements used by Nielsen.

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

●

On October 4, 2021, we completed the acquisition of Bloxbiz, a dynamic advertising platform designed specifically for metaverse environments. Bloxbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics. Bloxbiz’s advertising platform reaches more than 70 million monthly active Roblox users across a collection of more than 150 curated, brand-safe games. In-game ads take the form of creative billboards that complement the gaming experience, allowing for natural discovery without interrupting gameplay. The ads are measured through Bloxbiz’s advanced technology, which verifies viewability in a 3D space and provides aggregated audience geographic, language, and device data. The acquisition allows us to execute on our strategic plans to extend our existing and expanding presence and reach in the metaverse.

Other Developments

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

During the three months ended March 31, 2022, we also focused on continuing to forge strategic partnerships to create a global reseller network to augment our direct salesforce efforts. These partners have breadth and depth across all of the significant industry verticals along with global geographic coverage, which we believe will facilitate the acceleration of the rollout and awareness for our innovative ad products and drive the acceleration of future monetization.

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

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for a significant portion of fiscal year 2020, we reported significant quarter over quarter growth in revenues in the second half of fiscal 2020, and throughout fiscal year 2021 and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party user generated content in future periods, as we continue to expand our advertising inventory, viewership and related sales activities.

For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A.“"Risk Factor”" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth a summary of our results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31		Change
	2022	2021	$	%
REVENUES	$3,768	$788	$2,980	378%
COST OF REVENUES	1,909	342	1,567	458%
GROSS PROFIT	1,859	446	1,413	317%
OPERATING EXPENSES
Selling, marketing and advertising	2,734	1,062	1,672	157%
Engineering, technology and development	4,210	2,041	2,169	106%
General and administrative	2,876	1,969	907	46%
Total operating expenses	9,820	5,072	4,748	94%
NET LOSS FROM OPERATIONS	(7,961)	(4,626)	(3,335)	72%
OTHER INCOME (EXPENSE), NET	(1)	1	(2)	-
Loss before benefit from income taxes	(7,962)	(4,625)	(3,337)	72%
Benefit from income taxes	46	-	46	100%
NET LOSS	$(7,916)	$(4,625)	$(3,291)	71%

Comparison of the Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenue (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Advertising and sponsorships	$1,856	$434	$1,422	328%
Content sales	1,405	290	1,115	384%
Direct to consumer	507	64	443	692%
	$3,768	$788	$2,980	378%

Revenue for the three months ended March 31, 2022 increased $2,980,000 or 378%, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, three customers accounted for 45% (10% advertising and sponsorship; 25% content sales; 10% direct to consumer), and four customers accounted for 54% (40% advertising and sponsorship; 14% content sales) of revenues, respectively.

The increase in revenues for the three months ended March 31, 2022 primarily reflects (1) significant increases in direct sales revenues on our owned and operated and our partner’s digital games and content channels, reflecting increasing monetization of our expanding premium advertising inventory relative to the prior year comparable period, due in part to the FY 2021 Acquisitions, (2) increases in revenues generated from our live stream, remote production and broadcast related content sales activities, and (3) increases in direct to consumer revenues, driven by digital goods sales revenues for our Mineville and Pixel Paradise Microsoft Minecraft server properties and our owned and operated Minehut property.

Advertising and sponsorship revenues for the three months ended March 31, 2022 increased $1,422,000, or 328%. The increase was primarily due to a 189% increase in our direct sales advertising revenue generating customers, driven by our growing, premium in-game and in-stream advertising inventory, and a 48% increase in the average revenue per customer, for the three months ended March 31, 2022, as compared to the prior year comparable quarter.

Content related revenues for the three months ended March 31, 2022 increased $1,115,000, or 384%. The change was primarily driven by an increase in our live stream, remote production, broadcast and gameplay related content sales activities during the three months ended March 31, 2022, including broadcast and or gameplay projects with Twitch Interactive and Aftershock Media Group. The increase also included $919,000 of product design and software development kit related revenues pursuant to a development agreement with a customer, which was completed during the three months ended March 31, 2022.

Direct to consumer revenues for the three months ended March 31, 2022 increased $443,000, or 692%, compared to the comparable prior year quarter.

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

Cost of Revenues (dollars in thousands)

Cost of revenues for the three months ended March 31, 2022 increased $1,567,000, or 458%, relatively consistent with the 378% increase in related revenues for the same period. The increase in cost of revenues was primarily due to the increase in related revenues for the periods presented. The greater than proportionate increase in cost of revenues was primarily due to Mobcrush related direct sales advertising revenues with higher direct cost profiles during the three months ended March 31, 2022.

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

Operating Expense (dollars in thousands)

Refer to the table summarizing our results of operations for the three months ended March 31, 2022 and 2021 above.

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months
	Ended March 31,		Change
	2022	2021	$	%
Sales, marketing and advertising	$230	$183	$47	26%
Engineering, technology and development	189	33	156	473%
General and administrative	680	195	485	249%
Total noncash stock compensation expense	$1,099	$411	$688	167%

Selling, Marketing and Advertising. The increase in selling, marketing and advertising expense for the three months ended March 31, 2022 was primarily due to an increase in personnel costs associated with the acquisition of Mobcrush and the addition of a total of 11 former Mobcrush employees, effective June 1, 2021, to our direct sales function. In addition to the impact on personnel costs arising from the Mobcrush Acquisition, the change reflects a net increase since the end of the prior year comparable quarter of approximately seven net full-time employees in connection with the increase in our inhouse direct sales and marketing team, focused on monetization and personnel in our creative and content functions. The increase in selling, marketing and advertising expense also included the amortization of partner, customer and advertiser related intangibles acquired in connection with the FY 2021 Acquisitions totaling $526,000.

Engineering, Technology and Development. Components of our platform are available on a “free to use,” “always on basis,” and are utilized and offered as an audience acquisition tool, as a means of growing our audience, engagement, viewership, players and community. Engineering, technology and development related operating expense include the costs described below, incurred in connection with our audience acquisition and viewership expansion activities. Engineering, technology and development related operating expense includes (i) allocated internal engineering personnel expense, including salaries, noncash stock compensation, taxes and benefits, (ii) third-party contract software development and engineering expense, (iii) internal use software cost amortization expense, and (iv) technology platform related cloud services, broadband and other platform expense, incurred in connection with our audience acquisition and viewership expansion activities, including tools and product offering development, testing, minor upgrades and features, free to use services, corporate information technology and general platform maintenance and support. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life.

The increase in engineering, technology and development costs for the three months ended March 31, 2022 reflects an increase in personnel costs associated with the FY 2021 Acquisitions which included an increase in engineering and product function personnel totaling 16 full-time employees. In addition to the impact on personnel costs arising from the FY 2021 Acquisitions, the change reflects a net increase since the end of the prior year comparable quarter of approximately 16 net full-time employees in connection with the increase in our inhouse product and engineering functions. The increase in engineering, technology and development costs for the three months ended March 31, 2022 also reflected an increase in cloud services and other technology platform costs totaling $1,005,000, primarily reflecting costs resulting from our FY 2021 Acquisitions as well as continued surge in engagement across our digital properties. Excluding the impact of our FY 2021 Acquisitions, the increase in cloud services and platform costs totaled $302,000 for the three months ended March 31, 2022. The increase also included the amortization of developed technology related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $337,000.

General and Administrative. General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Personnel costs	$575	$461	$114	25%
Office and facilities	67	27	40	148%
Professional fees	423	439	(16)	(4)%
Stock-based compensation	680	195	485	249%
Depreciation and amortization	230	51	179	351%
Other	901	796	105	13%
Total general and administrative expense	$2,876	$1,969	$907	46%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

●

Noncash stock compensation expense included in general and administrative expense increased primarily due to the discretionary grant of incentive equity-based awards to personnel in connection with the FY 2021 Acquisitions totaling $42,000, and noncash stock compensation amortization in connection with 1,350,000 performance based stock units granted on January 1, 2022, which vest in five equal tranches of 270,000 based on the achievement of certain Company stock price targets as described at Note 2 to the condensed consolidated financial statements elsewhere herein, totaling $434,000.

●

Depreciation and amortization expense increased due primarily to the amortization of trademark, developer and influencer related intangible assets acquired in connection with the FY 2021 acquisitions, totaling $165,000.

●

Other general and administrative expenses increased $105,000, or 13% primarily due to an increase in general and administrative software costs, including Mobcrush related general and administrative software costs, travel and entertainment costs and other corporate fees. The increase was partially offset by a 14% decrease in amortized D&O insurance premiums, reflecting a 38% decrease in D&O insurance premiums for the 2022-2023 policy period, which covers the period from March 2022 to February 2023.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $7.8 million and $14.5 million at March 31, 2022 and December 31, 2021, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities. Our management believes that our cash balances and capital raising facilities in place, as described below, will be sufficient to meet our cash requirements through at least May 2023. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7.9 million and $4.6 million during the three months ended March 31, 2022 and 2021, respectively, and reported an accumulated deficit of $133.2 million as of March 31, 2022. For the three months ended March 31, 2022 and 2021, net cash used in operating activities totaled $6.3 million and $4.4 million, respectively.

As of March 31, 2022, the Company had cash and cash equivalents of approximately $7.8 million. In addition, as further described below under the heading “Recent Developments,” as well as Note 6 to the condensed consolidated financial statements contained elsewhere in this Report, on March 25, 2022, we entered into a common stock purchase agreement with Tumim Stone Capital, LLC. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares of the Company’s common stock, from time to time during the term of the Purchase Agreement, subject to certain limitations and conditions.

The Company has used and will continue to use significant capital for the growth and development of its business. The Company grew significantly in fiscal year 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and year over year increases in recognized revenues across our three primary revenue streams, as reflected elsewhere herein. In 2022, we are focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through potential strategic acquisitions.

The Company considers historical operating results, costs, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period. Management’s considerations assume, among other things, that the Company will continue to be successful implementing its business strategy, that there will be no material adverse developments in the business, liquidity or capital requirements and, if necessary, the Company will be able to raise additional equity or debt financing on acceptable terms. If one or more of these factors do not occur as expected, it could cause a reduction or delay of its business activities, sales of material assets, default on its obligations, or forced insolvency. The accompanying financial statements do not contain any adjustments which might be necessary if the Company were unable to continue as a going concern. Excluding the funding facilities described herein, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

We may continue to evaluate potential strategic acquisitions. To finance such strategic acquisitions, we may find it necessary to raise additional equity capital, incur debt, or both. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans which, in turn, would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies.

Recent Developments

Securities Purchase Agreement

On May 16, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). Each Note will accrue interest at a guaranteed annual rate of 9% per annum, mature 12 months from the date of issuance, and is convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $4.00, subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note; provided, however, in accordance with Section 4(z) of the Purchase Agreement, in no event will the Company be permitted to issue more than 19.99% of the shares of Common Stock issued and outstanding immediately prior to the Note Offering, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of Common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the Note Offering.

In addition, the Company may be required to redeem all or a portion of the Note under certain circumstances, and, in the event (A) the Company sells Company common stock pursuant to the Line of Credit (as defined in the Purchase Agreement), or (B) consummates a Subsequent Placement (as defined in the Purchase Agreement), then the Note Holders will have the right, but not the obligation, to require the Company to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Conversion Amount then remaining under the Note, in cash, at a price equal to the Conversion Amount being redeemed. The Company may, at its option, redeem all or a portion of the Note at a price equal to 110% of the Conversion Amount being redeemed.

Concurrently with the Purchase Agreement, the Company and the Note Holders entered into a Registration Rights Agreement, pursuant to which the Company will agree to file a Registration Statement on Form S-3 within 30 days after the closing of the Note Offering.

Common Stock Purchase Agreement

On March 25, 2022, we entered into the Purchase Agreement with Tumim, pursuant to which we have the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase up to the Total Commitment from time to time during the term of the Purchase Agreement. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, we issued to Tumim 50,000 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement.

The Purchase Agreement initially precludes us from issuing and selling more than 7,361,833 shares of our common stock, including the Commitment Shares, which number equals 19.99% of our common stock issued and outstanding as of March 25, 2022, unless we obtain stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limits us from directing Tumim to purchase shares of common stock if such purchases would result in Tumim beneficially owning more than 4.99% of the then-outstanding shares of our common stock (subject to an increase to 9.99% at Tumim’s option upon at least 61 calendar days’ notice). See Note 6 to the condensed consolidated financial statements contained elsewhere in this Report for additional information about the Tumim Offering.

Equity Distribution Agreement

On September 3, 2021, we entered into an Equity Distribution Agreement with two investment banks, pursuant to which we may offer and sell, from time to time, through the Agents, up to $75 million of its shares of our common stock. Any Shares offered and sold in the ATM Offering will be issued pursuant to our Registration Statement on Form S-3 filed with the SEC on September 7, 2021.

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

Cash Flows for the Three Months Ended March 31, 2022 and 2021

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(6,287)	$(4,370)
Net cash used in investing activities	(462)	(267)
Net cash provided by financing activities	-	33,437
Increase in cash	(6,749)	28,800
Cash and cash equivalents, at beginning of period	14,533	7,942
Cash and cash equivalents, at end of period	$7,784	$36,742

Cash Flows from Operating Activities. Net cash used in operating activities during the three months ended March 31, 2022 primarily reflected our net GAAP loss for the three months ended March 31, 2022 of ($7,916,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities totaling $1,629,000, which included $1,099,000 of noncash stock compensation charges and depreciation and amortization of $1,348,000. Net cash used in operating activities during the three months ended March 31, 2021 was $4,370,000, which primarily reflected our net GAAP loss for the three months ended March 31, 2021 of $4,625,000, net of adjustments to reconcile net GAAP loss to net cash used in operating activities of $255,000, which included $411,000 of noncash stock compensation charges and depreciation and amortization of $266,000. Changes in working capital for the periods presented reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Purchase of property and equipment	(118)	(2)
Capitalization of software development costs	(297)	(192)
Acquisition of other intangible and other assets	(47)	(73)
Net cash used in investing activities	$(462)	$(267)

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Proceeds from issuance of common stock, net	$-	$33,399
Proceeds from stock option exercises	-	38
Net cash provided by investing activities	$-	$33,437

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

Key Performance Indicators.

The primary KPIs used by management on a consolidated basis to assess our progress and drive revenue growth, which is also a key performance indicator, are as follows:

●

Views and Impressions: During the three months ended March 31, 2022, we generated approximately 3.0 billion views and impressions, compared to 600.0 million views and impressions during the three months ended March 31, 2021. This continued growth in views results in the growth of our total and monetizable advertising inventory, which we believe will drive an increasing number of brands and advertisers to our audience and platform.

●

Monthly Active Users: As of March 31, 2022, we reached combined monthly active users of over 70.0 million, which includes our extended reach in the metaverse through our owned and operated property Minehut and our Mineville and Pixel Paradise Minecraft partner servers, as compared to monthly active users of 1.0 million as of March 31, 2021.

●

Gameplay Hours: During the three months ended March 31, 2022, we generated approximately 222.0 million hours of gameplay, as compared to approximately 34.0 million hours of gameplay during the three months ended March 31, 2021. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

Contractual Obligations

As of March 31, 2022, except as described below, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of March 31, 2022 we maintain approximately 3,200 square feet of office space, 1650 square feet of which is on a month-to-month basis, and 1550 square feet of which is subject to a two-year lease, commencing on August 1, 2021. The following table lists our material known future cash commitments as of March 31, 2022 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Insurance premium financing	$1,048	$1,048	-	-

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our condensed consolidated financial statements included elsewhere herein. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Recent Accounting Pronouncements

Refer to Note 2 to the accompany condensed consolidated financial statements contained elsewhere in this Report.

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. In addition, refer to Note 2 to the condensed consolidated financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

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

Content Sales:

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

Accounting for Business Combinations

Acquisition Method.  Acquisitions that meet the definition of a business under ASC 805 are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.

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

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350 which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. From a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, along with the downturn in macroeconomic conditions and the broader mid-cap and micro-cap equity markets in late 2021. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Bloxbiz on our premium advertising inventory, product offerings to advertisers, current period revenues recognized and future revenue generating opportunities. Given that the Company’s significant growth occurred recently, and the relatively short period of time between the commencement of the downturn in macroeconomic and general equity market conditions as of December 31, 2021, management believes that the reduction in prices of our common stock, consistent with the broader market, is not other-than-temporary and not indicative of any fundamental change in the value or prospects of the underlying business as of the measurement date. There was no change to this assessment as of March 31, 2022.

At March 31, 2022, we reported goodwill of $50.3 million. Based on the qualitative analysis, the Company concluded that goodwill was not “more likely than not” impaired as of March 31, 2022.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended March 31, 2022 that were not previously reported.

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
Date: May 16, 2022