Form 10-Q
period 2022-06-30
Super League Gaming, Inc.
filed 2022-08-15
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 13, 2022, there were 37,417,313 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,069,000	$14,533,000
Accounts receivable	4,643,000	6,328,000
Prepaid expense and other current assets	1,285,000	1,334,000
Total current assets	12,997,000	22,195,000
Property and equipment, net	203,000	104,000
Intangible and other assets, net	22,664,000	24,243,000
Goodwill	50,263,000	50,263,000
Total assets	$86,127,000	$96,805,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expense	$5,439,000	$5,514,000
Deferred revenue	29,000	76,000
Convertible notes payable at fair value	4,019,000	-
Total current liabilities	9,487,000	5,590,000
Deferred taxes	472,000	518,000
Total liabilities	9,959,000	6,108,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 37,043,778 and 36,809,187 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	46,000	46,000
Additional paid-in capital	218,050,000	215,943,000
Accumulated deficit	(141,928,000)	(125,292,000)
Total stockholders’ equity	76,168,000	90,697,000
Total liabilities and stockholders’ equity	$86,127,000	$96,805,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	$4,279,000	$1,084,000	$8,047,000	$1,872,000

COST OF REVENUE	2,458,000	533,000	4,367,000	875,000

GROSS PROFIT	1,821,000	551,000	3,680,000	997,000

OPERATING EXPENSE
Selling, marketing and advertising	3,001,000	1,934,000	5,735,000	3,417,000
Engineering, technology and development	4,570,000	2,497,000	8,780,000	4,100,000
General and administrative	2,993,000	2,433,000	5,869,000	4,419,000
Total operating expense	10,564,000	6,864,000	20,384,000	11,936,000

NET OPERATING LOSS	(8,743,000)	(6,313,000)	(16,704,000)	(10,939,000)

OTHER INCOME (EXPENSE)
Interest expense	23,000	(2,000)	21,000	(5,000)
Gain on loan forgiveness	-	1,213,000	-	1,213,000
Other	-	3,000	1,000	7,000
Total other income (expense)	23,000	1,214,000	22,000	1,215,000

Loss before benefit from income taxes	(8,720,000)	(5,099,000)	(16,682,000)	(9,724,000)

Benefit from income taxes	-	3,073,000	46,000	3,073,000

NET LOSS	$(8,720,000)	$(2,026,000)	$(16,636,000)	$(6,651,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.24)	$(0.07)	$(0.45)	$(0.28)
Weighted-average number of shares outstanding, basic and diluted	36,946,587	27,165,755	36,893,069	23,525,528

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Common stock (Shares)
Balance, beginning of period	36,864,957	23,133,918	36,809,187	15,483,010
Issuance of common stock at $2.60 per share	-	-	-	3,076,924
Issuance of common stock at $4.10 per share	-	-	-	2,926,830
Issuance of common stock at $9.00 per share	-	-	-	1,512,499
Common stock issued for Mobcrush Acquisition (Note 4)	-	12,067,571	-	12,067,571
Stock-based compensation	121,396	139,144	177,166	273,799
Other	57,425	-	57,425	-
Balance, end of period	37,043,778	35,340,633	37,043,778	35,340,633

Common stock (Amount):
Balance, beginning of period	$46,000	$33,000	$46,000	$25,000
Issuance of common stock at $2.60 per share	-	-	-	3,000
Issuance of common stock at $4.10 per share	-	-	-	3,000
Issuance of common stock at $9.00 per share	-	-	-	2,000
Common stock issued for Mobcrush Acquisition (Note 4)	-	12,000	-	12,000
Balance, end of period	$46,000	$45,000	$46,000	$45,000

Additional paid-in-capital:
Balance, beginning of period	$217,042,000	$149,299,000	$215,943,000	$115,459,000
Issuance of common stock at $2.60 per share, net of issuance costs	-	-	-	7,924,000
Issuance of common stock at $4.10 per share, net of issuance costs	-	-	-	11,927,000
Issuance of common stock at $9.00 per share, net of issuance costs	-	-	-	13,540,000
Common stock issued for Mobcrush Acquisition (Note 4)	-	59,843,000	-	59,843,000
Stock-based compensation	1,000,000	561,000	2,099,000	972,000
Stock option exercises	-	-	-	38,000
Other	8,000	-	8,000	-
Balance, end of period	$218,050,000	$209,703,000	$218,050,000	$209,703,000

Accumulated deficit:
Balance, beginning of period	$(133,208,000)	$(109,169,000)	$(125,292,000)	$(104,544,000)
Net Loss	(8,720,000)	(2,026,000)	(16,636,000)	(6,651,000)
Balance, end of period	(141,928,000)	(111,195,000)	(141,928,000)	(111,195,000)
Total stockholders’ equity	$76,168,000	$98,553,000	$76,168,000	$98,553,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,636,000)	$(6,651,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,701,000	801,000
Stock-based compensation	2,099,000	972,000
Gain on loan forgiveness (Note 5)	-	(1,213,000)
Change in valuation allowance (Note 4)	-	(3,073,000)
Change in fair value of convertible notes (Note 5)	(49,000)	-
Amortization of convertible notes discount	39,000	-
Changes in assets and liabilities:
Accounts receivable	1,685,000	134,000
Prepaid expense and other current assets	49,000	79,000
Accounts payable and accrued expense	(74,000)	(991,000)
Deferred revenue	(47,000)	12,000
Deferred taxes	(46,000)	-
Accrued interest on note payable	32,000	5,000
Net cash used in operating activities	(10,247,000)	(9,925,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection with Mobcrush Acquisition (Note 4)	-	586,000
Purchase of property and equipment	(153,000)	(11,000)
Purchase of third-party game properties	(500,000)	-
Capitalization of software development costs	(497,000)	(437,000)
Acquisition of other intangible assets	(71,000)	(137,000)
Net cash (used in) provided by investing activities	(1,221,000)	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	8,000	33,399,000
Proceeds from convertible notes, net (Note 5)	4,000,000	-
Payments on convertible notes	(4,000)	-
Proceeds from common stock option exercises	-	38,000
Net cash provided by financing activities	4,004,000	33,437,000

(DECREASE) INCREASE IN CASH	(7,464,000)	23,513,000
Cash and Cash Equivalents - beginning of period	14,533,000	7,942,000
Cash and Cash Equivalents - end of period	$7,069,000	$31,455,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with Mobcrush Acquisition	$-	$59,855,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Acquisition of Bloxbiz Co. (doing business as, and hereinafter referred to as “Superbiz”). On October 4, 2021, the Company acquired (i) substantially all of the assets of Superbiz. and (ii) the personal goodwill of the founders regarding Superbiz's business, as described at Note 4. Superbiz is a dynamic ad platform designed specifically for metaverse environments. Superbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics.

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

The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of June 30, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Reclassifications

Certain reclassifications to operating expense line items have been made to prior period amounts for consistency and comparability with the current periods’ condensed consolidated financial statements presentation. These reclassifications had no effect on the reported total operating expense for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of goodwill and intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for business combinations, accounting for convertible debt, including estimates and assumptions used to calculate the fair value of debt instruments, and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $8.7 million and $16.6 million during the three and six months ended June 30, 2022, respectively, and had an accumulated deficit of $141.9 million as of June 30, 2022. For the three and six months ended June 30, 2022, net cash used in operating activities totaled $3.9 million and $10.2 million, respectively.

The Company had cash and cash equivalents of $7.1 million and $14.5 million as of June 30, 2022 and December 31, 2021, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and the threat of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by Accounting Standards Codification (“ASC”) 205-40, “Going Concern” (“ASC 205-40”).

Management’s Plans

The Company experienced significant growth in fiscal year 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter and year over year increases in recognized revenue across our three primary revenue streams. In 2022, we are focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of costs. Management is currently exploring several alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

As further described at Note 6, on March 25, 2022, we entered into a common stock purchase agreement with an institutional investor. Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the investor, and the investor is obligated to purchase, up to $10,000,000 of newly issued shares of the Company’s common stock, from time to time during the term of the agreement, subject to certain limitations and conditions.

In addition, on May 16, 2022, as further described at Note 5, the Company entered into a securities purchase agreement with three institutional investors, providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount.

As further described at Note 6, in September 2021, the Company entered into an equity distribution agreement with two investment banks as agents, pursuant to which the Company may offer and sell, from time to time, through the agents, up to $75 million of its shares of common stock. Any shares of common stock offered and sold will be issued pursuant to the Company’s registration statement on Form S-3 filed with the SEC on September 3, 2021 and the related prospectus.

The Company considers historical operating results, costs, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period. Management's considerations assume, among other things, that the Company will continue to be successful implementing its business strategy, that there will be no material adverse developments in the business, liquidity or capital requirements and, the Company will be able to raise additional equity or debt financing on acceptable terms. If one or more of these factors do not occur as expected, it could cause a reduction or delay of its business activities, sales of material assets, default on its obligations, or forced insolvency. The accompanying financial statements do not contain any adjustments which might be necessary if the Company were unable to continue as a going concern. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

The Company generates revenue from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and gaming-centric entertainment content for our own network of digital channels and media and entertainment partner channels and (iii) direct to consumer offers including digital subscriptions, in-game digital goods, and gameplay access fees.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction-by-transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its advertising and sponsorships, content and direct to consumer revenue streams, except in situations where we utilize a reseller partner with respect to direct advertising sales arrangements.

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

Sponsorship revenue arrangements may include: exclusive or non-exclusive title sponsorships, marketing benefits, official product status exclusivity, product visibly and additional infrastructure placement, social media rights, rights to on-screen activations and promotions, display material rights, media rights, hospitality and tickets and merchandising rights. Sponsorship revenue also includes revenue pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels. Sponsorship arrangements typically include contract terms for time periods ranging from several weeks or months to terms of twelve months in length.

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

Direct to Consumer

Direct to consumer revenue primarily consist of primarily monthly digital subscription fees, and sales of in-game digital goods. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

InPvP Platform Generated Sales Transactions. Our Mobcrush subsidiary generates in-game Platform sales revenue via digital goods sold within the platform, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advertising and sponsorships	$3,518,000	$485,000	$5,374,000	$928,000
Content sales	288,000	365,000	1,693,000	646,000
Direct to consumer	473,000	234,000	980,000	298,000
	$4,279,000	$1,084,000	$8,047,000	$1,872,000

For the three and six months ended June 30, 2022, 43% and 33% of revenue was recognized at a single point in time, and 57% and 67% of revenue was recognized over time, respectively. For the three and six months ended June 30, 2021, 42% and 39% of revenue was recognized at a single point in time, and 58% and 61% of revenue was recognized over time, respectively.

Cost of Revenue

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, developers, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the accompanying statements of operations. Advertising expense for the three and six months ended June 30, 2022 was $134,000 and $284,000, respectively. Advertising expense for the three and six months ended June 30, 2021 was $117,000 and $251,000, respectively.

Engineering, Technology and Development Costs

Components of our platform are available on a “free to use,” “always on basis,” and are utilized and offered as an audience acquisition tool, as a means of growing our audience, engagement, viewership, players and community. Engineering, technology and development related operating expense includes the costs described below, incurred in connection with our audience acquisition and viewership expansion activities. Engineering, technology and development related operating expense includes (i) allocated internal engineering personnel expense, including salaries, noncash stock compensation, taxes and benefits, (ii) third-party contract software development and engineering expense, (iii) internal use software cost amortization expense, and (iv) technology platform related cloud services, broadband and other platform expense, incurred in connection with our audience acquisition and viewership expansion activities, including tools and product offering development, testing, minor upgrades and features, free to use services, corporate information technology and general platform maintenance and support.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments and convertible notes payable recorded at fair value (Note 5). Certain long-lived assets may be periodically required to be measured at fair value on a nonrecurring basis, including long-lived assets that are impaired. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, other receivables, prepaid expense and other current assets, accounts payable and accrued expense, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in the statement of operations.

Acquisitions

Acquisition Method.  Acquisitions that meet the definition of a business under ASC 805, “Business Combinations,” (“ASC 805”) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.

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

If a potential impairment exists, a calculation is performed to determine the fair value of existing goodwill. This calculation can be based on quoted market prices and / or valuation models, which consider the estimated future undiscounted cash flows resulting from the reporting unit, and a discount rate commensurate with the risks involved. Third-party appraised values may also be used in determining whether impairment potentially exists. In assessing goodwill impairment, significant judgment is required in connection with estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors that are used to determine the fair value of our reporting unit. If these estimates or related projections change in future periods, future goodwill impairment tests may result in charges to earnings.

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350, “Intangibles Goodwill and Other,” (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. From a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, along with the downturn in macroeconomic conditions and the broader mid-cap and micro-cap equity markets in late 2021. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Superbiz on our premium advertising inventory, product offerings to advertisers, current period revenue recognized and future revenue generating opportunities. Given that the Company’s significant growth occurred recently, and the relatively short period of time between the commencement of the downturn in macroeconomic and general equity market conditions as of December 31, 2021, management believes that the recent reduction in prices of our common stock, consistent with the broader market, is not other-than-temporary and not indicative of any fundamental change in the value or prospects of the underlying business as of the measurement date. There was no change to this assessment as of June 30, 2022.

At June 30, 2022, we reported goodwill of $50.3 million. Based on the qualitative analysis, the Company concluded that goodwill was not “more likely than not” impaired as of June 30, 2022.

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

A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant to ASC 718, “Stock based Compensation,” (“ASC 718”). A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied. Noncash stock compensation expense related to the PSUs totaled $564,000 and $1,121,000 for the three and six months ended June 30, 2022.

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales, marketing and advertising	$251,000	$237,000	$481,000	$420,000
Engineering, technology and development	74,000	24,000	263,000	57,000
General and administrative	675,000	300,000	1,355,000	495,000
Total noncash stock compensation expense	$1,000,000	$561,000	$2,099,000	$972,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying balance sheet. Deferred financing costs totaled $296,000 as of June 30, 2022.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the balance sheet as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the statement of operations. Debt financing costs for the three and six months ended June 30, 2022 totaled $123,000.

Convertible Debt

The Company evaluates its convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives under ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires conversion, redemption options, call options and other features (hereinafter, “Embedded Instruments”) contained in the Company’s convertible debt instruments that meet certain criteria to be bifurcated and separately accounted for as an embedded derivative. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

In the event that the fair value option election is not made, as described below, the Company evaluates the balance sheet classification for convertible debt instruments issued to determine whether the instrument should be classified as debt or equity, and whether the Embedded Instruments should be accounted for separately from the host instrument. Embedded Instruments of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the feature, were it a standalone instrument, meets the definition of an “embedded derivative.” Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it is required to be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

Fair Value Option (“FVO”) Election. The Company accounts for certain convertible notes issued, as described at Note 5 under the fair value option election pursuant to ASC 825, “Financial Instruments” (“ASC 825”) as discussed below. The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statement of operations. With respect to the note described at Note 5, as provided for by ASC 825, the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying statement of operations.

Reportable Segments

The Company utilizes the management approach to identify the Company’s operating segments and measure the financial information disclosed, based on information reported internally to the Chief Operating Decision Maker (“CODM”) to make resource allocation and performance assessment decisions. An operating segment of a public entity has all the following characteristics: (1) it engages in business activities from which it may earn revenue and incur expense; (2) its operating results are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance: and (3) its discrete financial information is available. Based on the applicable criteria under the standard, the components of the Company’s operations are its: (1) advertising and sponsorship component, including content sales component; and (2) the Company’s direct-to-consumer component.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Number of customers > 10% of revenue / percent of revenue	Two/	46%	One/	15%	Three/	36%	Four/	16%

	June 30, 2022		December 31, 2021
Number of customers > 10% of accounts receivable / percent of accounts receivable	Three/	52%	Three/	35%
Number of vendors > 10% of accounts payable / percent of accounts payable	One/	21%	One/	21%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 6,787,000 and 5,041,000 at June 30, 2022 and December 31, 2021, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	June 30,	December 31,
	2022	2021

Partner and customer relationships	$13,376,000	$13,376,000
Capitalized software development costs	4,721,000	4,339,000
Capitalized third-party game property costs	500,000	-
Developed technology	7,880,000	7,880,000
Influencers/content creators	2,559,000	2,559,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	1,328,000	1,141,000
	30,621,000	29,552,000
Less: accumulated amortization	(7,957,000)	(5,309,000)
Intangible and other assets, net	$22,664,000	$24,243,000

Amortization expense for the three and six months ended June 30, 2022 totaled $1,300,000 and $2,601,000, respectively. Amortization expense for the three and six months ended June 30, 2021 totaled $302,000 and $795,000, respectively. Amortization expense included in cost of revenue for the three and six months ended June 30, 2022 totaled $27,000 and $31,000, respectively. Amortization expense included in cost of revenue for the three and six months ended June 30, 2021 totaled $13,000 and $16,000, respectively.

During the three months ended June 30, 2022, the Company purchased Anime Battlegrounds X, one of the highest rated games on Roblox, from a third-party game developer. Total purchase price of $500,000 was capitalized and amortized to cost of revenue over the estimated useful life of 5 years.

The Company expects to record amortization of intangible assets for the year ending December 31, 2022 and future fiscal years as follows:

For the years ending December 31,
2022 Remaining	$2,642,000
2023	5,028,000
2024	4,626,000
2025	4,060,000
2026	3,013,000
Thereafter	3,295,000
$22,664,000

4.	ACQUISITIONS

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

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush subsequent to the Mobcrush Closing Date. Disclosure of revenue and net loss for Mobcrush on a stand-alone basis for the three and six months ended June 30, 2022 is not practical due to the integration of Mobcrush operations, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

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

The purchase price allocation was based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Mobcrush Acquisition, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Cash	$586,000
Accounts receivable	1,266,000
Prepaids	141,000
Property and equipment	13,000
Identifiable intangible assets	19,500,000
Accounts payable and accrued expense	(2,017,000)
Deferred revenue	(130,000)
Net deferred income tax liability	(3,073,000)
Identifiable net assets acquired	16,286,000
Goodwill	43,569,000
Total purchase price	$59,855,000

The following table presents details of the fair values of the acquired intangible assets of Mobcrush:

	Estimated Useful Life (in years)	Amount
Preferred partner relationship	7	10,700,000
Developed technology	5	3,900,000
Influencers/content creators	5	2,000,000
Advertiser and agency relationships	5	1,900,000
Trademarks	7	500,000
Customer relationships	5	500,000
Total intangible assets acquired		$19,500,000

Aggregated amortization expense for the three and six months ended June 30, 2022 related to intangible assets acquired in connection with the Mobcrush Acquisition, totaled $816,000 and $1,632,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Mobcrush Acquisition is primarily attributable to expected synergies from combining the operations of Super League and Mobcrush, and also includes residual value attributable to the assembled and trained workforce acquired in the Mobcrush Acquisition.

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

Pursuant to the terms of the Mobcrush Merger Agreement, 514,633 shares of the Company’s common stock were reserved for Replacement Option grants to the former Mobcrush employees retained by the Company in connection with the Mobcrush Acquisition. As of June 30, 2022, 415,000 Replacement Options have been granted to former Mobcrush employees retained by the Company, with continued employment required to vest and retain the Replacement Options granted.  Under ASC 805, consideration arrangements in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the 514,633 shares of the Company’s common stock reserved at closing for future stock option grants to former Mobcrush employees retained by the Company are not included as a component of the consideration paid in connection with the Mobcrush Acquisition, and will be accounted for pursuant to ASC 718 upon grant.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Mobcrush Closing Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Mobcrush Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. Any adjustments to the fair values of intangibles assets acquired or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations.

The fair values of the acquired intangible assets, as described above, was determined using the following methods:

Description	Valuation Method Applied	Valuation Method Description	Assumptions
Preferred partner relationship / Advertiser and agency relationships	Multi-Period Excess Earnings Method “"MPEE”") under the Income Approach

MPEEM is an application of the DCF Method, whereby revenue derived from the intangible asset is estimated using the overall business revenue, adjusted for attrition, obsolescence, cost of goods sold, operating expense, and taxes. Required returns attributable to other assets employed in the business are subtracted. The “excess” earnings are attributable to the intangible asset, and are discounted to present value at a rate of return to estimate the fair value of the intangible asset.

Discount rate 13% - 14%; Forecast period 6 - 10yrs.;
Developed technology and Trademarks	Relief-from-Royalty Method under the Income Approach

Under the Relief-from-Royalty method, the royalty savings is calculated by estimating a reasonable royalty rate that a third-party would negotiate in a licensing agreement. Such royalties are most commonly expressed as a percentage of total revenue involving the technology.

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

Aggregated amortization expense for the three and six months ended June 30, 2022, related to the developed technology acquired in connection with the Bannerfy Acquisition, totaled $110,000 and $220,000, respectively.

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

	Book Basis	Tax Basis	Difference
Intangible assets acquired	$2,512,000	$-	$(2,512,000)
Estimated net operating loss carryforwards – Bannerfy		144,000	144,000
Net deferred tax liability – pretax			(2,368,000)
Estimated tax rate			23.48%
Estimated net deferred tax liability – Pursuant to ASC 740(1)			$(556,000)

(1)

Pursuant to ASC 740, the deferred tax liability is estimated using the following formula: (a) Applicable tax rate divided by (b) one minus the applicable tax rate, multiplied by (c) the tax basis of the net assets acquired less the initial book basis of the net assets acquired.

Bannerfy commenced operations in September 2020. As such, the historical balance sheets and statements of operations of Bannerfy were not material, and therefore unaudited pro forma combined results of operations for the periods presented are not provided for illustrative purposes. Revenue and net loss related to Bannerfy for the three and six months ended June 30, 2022 were not material.

Acquisition of Superbiz Co.

On October 4, 2021 (“Superbiz Closing Date”), the Company entered into an Asset Purchase Agreement (the “Superbiz Purchase Agreement”) with Superbiz Co. and the founders of Superbiz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Superbiz (the “Superbiz Assets”), and (ii) the personal goodwill of the Founders regarding Superbiz's business, (the “Superbiz Acquisition”). The consummation of the Superbiz Acquisition (the “Superbiz Closing”) occurred simultaneously with the execution of the Superbiz Purchase Agreement on the Superbiz Closing Date.

At closing, the Company paid an aggregate total of $6.0 million to Superbiz and the Founders (the “Superbiz Closing Consideration”), of which $3.0 million was paid in the form of cash (the “Superbiz Closing Cash Consideration”) and $3.0 million was paid in the form of shares of the Company's common stock, at a per share price of $2.91, the closing price of the Company's common stock on the Superbiz Closing Date, as reported on the Nasdaq Capital Market (the “Superbiz Stock Consideration”).

Pursuant to the terms and subject to the conditions of the Superbiz Purchase Agreement, up to an aggregate amount $11.5 million will be payable to Superbiz and the Founders in connection with the achievement of certain revenue milestones for the period from the Superbiz Closing Date until December 31, 2022 and for the fiscal year ending December 31, 2023 (the “Superbiz Contingent Consideration”) (“Superbiz Earn Out Periods”). The Superbiz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Superbiz Purchase Agreement.

The Superbiz Acquisition was approved by the board of directors of each of the Company and Superbiz and was approved by the stockholders of Superbiz.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Superbiz subsequent to the Superbiz Closing Date. Disclosure of revenue and net loss for Superbiz on a stand-alone basis for the three and six months ended June 30, 2022 is not practical due to the integration of Superbiz activities, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Superbiz Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820.

Transaction costs incurred by the Company relating to the Superbiz Acquisition totaled $47,000 and were expensed as incurred in accordance with the acquisition method of accounting.

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Superbiz Acquisition:

Cash consideration at closing		$3,000,000
Equity consideration at closing – shares of common stock	1,031,928
Super League closing stock price per share on the Superbiz Closing Date	$2.91
Fair value of equity consideration issued at closing	$3,000,000	3,000,000
Fair value of total consideration issued at closing		$6,000,000

The fair value of the Company common stock used in determining the estimated fair value of the Superbiz Closing Consideration was $2.91 per share based on the closing price of Company common stock on October 4, 2021, as quoted on the Nasdaq Capital Market.

The purchase price allocation was based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Superbiz Acquisition, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Accounts receivable	$124,000
Identifiable intangible assets	1,747,000
Identifiable net assets acquired	1,871,000
Goodwill	4,129,000
Total purchase price	$6,000,000

The following table presents details of the fair values of the acquired intangible assets of Superbiz:

	Estimated Useful Life (in years)	Amount
Developed technology	7	$912,000
Developer relationships	3	559,000
Customer relationships	3	276,000
Total intangible assets acquired		$1,747,000

Aggregated amortization expense for the three and six months ended June 30, 2022, related to intangible assets acquired in connection with the Superbiz Acquisition, totaled $102,000 and $204,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Superbiz Acquisition is primarily attributable to expected synergies from combining the operations and assets of Super League and Superbiz, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Superbiz Closing Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Superbiz Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The fair values of the intangible assets acquired in connection with the Superbiz acquisition were determined using the cost method. Under the cost method, value is estimated by determining the current cost of replacing an asset with one of equivalent economic utility. The premise of the approach is that a prudent investor would pay no more for an asset than the amount for which the utility of the asset could be replaced. Valuation assumptions utilized included rates of return of 30%, discount periods of 0.5 to one, risk adjusted return factors of 1.1 to 1.3 and weighted average costs of capital of 30%.

The Company hired the Founders of Superbiz in connection with the Superbiz Acquisition. Pursuant to the provisions of the Superbiz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Superbiz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Superbiz Contingent Consideration will be reduced by one-half (50%) for the respective Superbiz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, if any, will be accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration becomes probable and reasonably estimable.

For tax purposes, consistent with the accounting for book purposes, the Superbiz Closing Consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess purchase price allocated to goodwill.  As a result, no deferred tax assets or liabilities were recorded with the acquisition and all of the goodwill is expected to be deductible for tax purposes.

Superbiz operations commenced in December 2020. As such, the historical balance sheets and statements of operations of Superbiz were not material, and therefore unaudited pro forma combined results of operations for the periods presented are not provided for illustrative purposes.

5.	NOTE PAYABLE

Convertible Notes Payable at Fair Value

On May 16, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). The Notes accrue interest at a guaranteed annual rate of 9% per annum, mature twelve months from the date of issuance, and is convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $4.00 (the “Conversion Price”), subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note, as amended; provided, however, in no event will the Company be permitted to issue more than 19.99% of the shares of Common Stock issued and outstanding immediately prior to the Note Offering, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the Note Offering. In the event of the occurrence of an event of default, the Note Holders may, at the Note Holder’s option, convert all, or any part of, the Conversion Amount into shares of common stock at ninety percent of the lowest volume weighted average price of the ten trading days preceding the date for which the price is being calculated.

In addition, the Company may be required to redeem all or a portion of the Notes under certain circumstances, and, in the event (A) the Company sells Company common stock pursuant to the March 25, 2022 Purchase Agreement, described below, or (B) consummates a subsequent equity financing, then the Note Holders will have the right, but not the obligation, to require the Company to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Conversion Amount then remaining under the Notes, in cash, at a price equal to the Conversion Amount being redeemed. The Company may, at its option, redeem all or a portion of the Notes at a price equal to 110% of the Conversion Amount being redeemed.

In the event of a change of control, , the Note Holders may require the Company to redeem all or any portion of this Note in cash at a price equal to the greatest of (i) the product of (x) 110% multiplied by (y) the Conversion Amount being redeemed, (ii) the product of (x) 110% multiplied by (y) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of the applicable change of control and (2) the public announcement of such change of control and ending on the date the Note Holder delivers the change of control redemption notice by (II) the Conversion Price then in effect, and (iii) the product of (x) 110% multiplied by (y) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock to be paid to the holders of the shares of common stock upon consummation of such change of control divided by (II) the Conversion Price then in effect.

In the event of the occurrence of an event of default, the Note Holders may require the Company to redeem (regardless of whether such Event of Default has been cured) all or any portion of the Notes. Each portion of the Notes subject to redemption by the Company pursuant to an event of default shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 110% and (ii) the product of (X) the conversion rate with respect to the Conversion Amount in effect at such time as the Holder delivers an event of default redemption notice multiplied by (Y) the product of (1) 110% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under the note agreements . Upon any bankruptcy the Company would be required to pay to the Holder an amount in cash representing (i) all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, multiplied by (ii) 110%, in addition to any and all other amounts due under the note, provided that the Holder may, in its sole discretion, waive such right to receive payment upon a bankruptcy event of default, in whole or in part.

Under the Notes the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters.

The Notes are subject to a most favored nation provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company issues or sells, or enters into any agreement to issue or sell, any variable rate securities, including by way of one or more reset(s) to a fixed price, the Holder has the right, but not the obligation, in its sole discretion, to substitute the applicable variable price for the Conversion Price upon conversion of the Notes.

Concurrently with the SPA the Company and the Note Holders entered into a registration rights agreement, pursuant to which the Company agreed to file a Registration Statement on Form S-3 within 30 days after the closing of the Note Offering.

During the three months ended June 30, 2022, the Company recorded interest expense related to the Notes totaling $49,000 and made cash interest payments totaling $16,000.

The Company elected to utilize the FVO to account for the Notes. The estimated fair value of the Notes at issuance was $4,000,000, which is included in current liabilities. The estimated fair value of the Notes was $3,951,000 at June 30, 2022, resulting in a change in fair value of $49,000, which is included in interest expense in the accompanying statement of operations for the three and six months ended June 30, 2022. The Notes were valued based on a binomial lattice model utilizing the following assumptions:

	May 16, 2022	June 30, 2022
Stock price	$1.27	$1.02
Volatility	82%	83%
Risk free rate	2.1%	2.7%
Dividend rate	-	-
Implied yield	20.7%	23.9%

PPP Loan

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

The PPP Loan was accounted for as a financial liability in accordance with ASC 470, “Debt,” (“ASC 470”) Accordingly, the proceeds from the PPP Loan were recorded as a long-term liability on the balance sheet until either (1) the loan is, in part or wholly, forgiven and the company had been “legally released” or (2) the Company paid off the loan to the Lender. Interest was accrued in accordance with the interest method.

In May 2021, the PPP loan was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the Cares Act. Upon forgiveness, and legal release, the Company reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the consolidated statement of operations for the three and six months ended June 30, 2021.

6.	STOCKHOLDERS’ EQUITY

Financing Activities

For the Three and Six Months Ended June 30, 2022:

Common Stock Purchase Agreement

On March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock from time to time during the term of the Purchase Agreement (the “Tumim Offering”), subject to certain limitations and conditions. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Tumim 50,000 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement (the “Commitment Shares”). During the six months ended June 30, 2022, we issued 7,425 shares of common stock at an average price of $1.11, raising net proceeds of approximately $8,000, under the Purchase Agreement.

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

For the Three and Six Months Ended June 30, 2021:

In January 2021, the Company issued 3,076,924 shares of common stock at a price of $2.60 per share, raising aggregate net proceeds of approximately $8.0 million, after deducting offering expense totaling $73,000.

In February 2021, the Company issued 2,926,830 shares of common stock at a price of $4.10 per share, raising aggregate net proceeds of approximately $12.0 million, after deducting offering expense totaling $70,000.

In March 2021, the Company issued 1,512,499 shares of common stock at a price of $9.00 per share, raising aggregate net proceeds of approximately $13.6 million, after deducting offering expense totaling $72,000.

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

Other

Equity Distribution Agreement

On September 3, 2021, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents (the “ATM Offering”), up to $75 million of its shares of common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on September 3, 2021 (the “Form S-3”) and the prospectus relating to the Offering that forms a part of the Form S-3, following such time as the Form S-3 is declared effective by the SEC. During the three and six months ended June 30, 2022 the Company raised net proceeds of $24,000 under the Sales Agreement.

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

The Company evaluated subsequent events for their potential impact on the condensed consolidated financial statements and disclosures through the date the condensed consolidated financial statements were issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the condensed consolidated financial statements presented herein.

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

Overview

Super League Gaming, Inc. (Nasdaq: SLGG) builds and operates networks of games, monetization tools and content channels across open-world gaming platforms that empower developers, energize players, and entertain fans. Our solutions provide incomparable access to an audience consisting of players in the largest global metaverse environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, the Company’s platform includes access to vibrant in-game communities, a leading metaverse advertising platform, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, cloud-based livestream production tools, and an award-winning esports invitational tournament series. The Company’s properties deliver powerful opportunities for brands and advertisers to achieve impactful insights and marketing outcomes with gamers of all ages.

We generate revenue from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and gaming-centric entertainment content for our own network of digital channels and media and entertainment partner channels, and (iii) direct to consumer offers, including digital subscriptions, in-game digital goods, and gameplay access fees. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business.

Matters Affecting Comparability

During fiscal year 2021, we completed the acquisitions described below under the heading, “FY 2021 Acquisitions.”

Executive Summary

During the second quarter of 2022, we continued our growth trajectory, highlighted by reaching over 70 million unique monthly players through our metaverse gaming network. Our challenge, and opportunity, is to capture the significant shift in the digital advertising market toward in-game advertising. We continued to strengthen our leadership position in video game experiences and entertainment by winning a larger share of advertisers’ wallets, further monetizing our sought-after premium advertising inventory, and adding new partners to expand our global network sales fleet.

Our continued focus on topline revenue growth resulted in second quarter 2022 revenue of $4.3 million, up nearly 300%, compared to $1.1 million in the second quarter of 2021, driven by strong percentage increases in our advertising and sponsorship and direct to consumer revenue streams. Second quarter 2022 cost of revenue was $2.5 million compared to $533,000 in the comparable prior year quarter, primarily reflecting the significant increase in related revenue, compared to the prior year quarter. As a percent of revenue, gross profit in the second quarter of 2022 was 43% compared to 51% in the prior year quarter, reflecting a full quarter of Mobcrush related influencer marketing revenue which on average has higher direct cost profiles.

Total operating expense in the second quarter of 2022 were $10.6 million compared to $6.9 million in the comparable prior year quarter, and included increased personnel costs, and intangible asset amortization expense associated with our FY 2021 M&A activities. Operating expense in the second quarter of 2022 included noncash amortization of intangible assets, totaling $1.3 million compared to $505,000 in the second quarter of 2021, reflecting a full quarter of amortization of intangible assets acquired in connection with our fiscal year 2021 acquisitions, compared to one month of amortization in the comparable prior year quarter. Noncash stock compensation charges for the second quarter of 2022 totaled $1.0 million compared to $561,000 in the second quarter of 2021.

On a GAAP-basis, which includes the impact of noncash charges and credits, net loss in the second quarter of 2022 was $8.7 million, or $(0.24) per share, compared to a net loss of $2.0 million, or $(0.07) per share, in the comparable prior year quarter. Second quarter 2021 GAAP net loss included a noncash gain on debt extinguishment totaling $1.2 million and a noncash gain related to a partial release of tax related valuation allowances totaling $3.1 million. Excluding the impact of these noncash gains, the net loss for the second quarter of 2021 was $6.3 million or $(0.23) per share.

FY 2021 Acquisitions

Fiscal year 2021 acquisitions were comprised of the following:

●

We acquired Mobcrush, effective June 1, 2021. We believe the acquisition of Mobcrush will enable us to provide brands, advertisers, and other consumer facing businesses with significant audience reach across the most important engagement channels, providing livestream and video on demand social media audience reach through a network of mid-tier social media influencers.

●

In August 2021, we completed the acquisition of Bannerfy which reinforces our commitment to helping creators monetize their fan base as they seek to turn their passion into their livelihood and provides brands with access to additional premium inventory from creators through the Company, to establish organic connections with their fans and followers. Based in the United Kingdom, and having already onboarded a strong roster of European gaming creators and brand partners, and as the first international acquisition by the Company, Bannerfy represents another path to expansion of our advertising and sponsorship partner base.

●

On October 4, 2021, we completed the acquisition of Bloxbiz Co. (doing business as, and hereinafter referred to as “Superbiz”), a dynamic advertising platform designed specifically for metaverse environments. Superbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics. Superbiz’s advertising platform reaches more than 70 million monthly active Roblox users across a collection of more than 150 curated, brand-safe games. In-game ads take the form of creative billboards that complement the gaming experience, allowing for natural discovery without interrupting gameplay. The ads are measured through Superbiz’s advanced technology, which verifies viewability in a 3D space and provides aggregated audience geographic, language, and device data. The acquisition allows us to execute on our strategic plans to extend our existing and expanding presence and reach in the metaverse

During the six months ended June 30, 2022, we also focused on continuing to forge strategic partnerships to create a global reseller network to augment our direct salesforce efforts. These partners have breadth and depth across all of the significant industry verticals along with global geographic coverage, which we believe will facilitate the acceleration of the rollout and awareness for our innovative ad products and drive the acceleration of future monetization.

Impact of COVID-19 Pandemic

The novel coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to among other provisions, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. It is unknown how long the adverse conditions associated with the coronavirus will last and what the complete financial effect will be to the Company.

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for a significant portion of fiscal year 2020, we reported significant quarter over quarter growth in revenue in the second half of fiscal 2020, and throughout fiscal year 2021 and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party user generated content in future periods, as we continue to expand our advertising inventory, viewership and related sales activities.

For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A.“"Risk Factor”" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations for the Three and Six Months ended June 30, 2022 and 2021

The following table sets forth a summary of our results of operations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
REVENUE	$4,279	$1,084	$3,195	295%	$8,047	$1,872	$6,175	330%
COST OF REVENUE	2,458	533	1,925	361%	4,367	875	3,492	399%
GROSS PROFIT	1,821	551	1,270	230%	3,680	997	2,683	269%
OPERATING EXPENSE
Selling, marketing and advertising	3,001	1,934	1,067	55%	5,735	3,417	2,318	68%
Engineering, technology and development	4,570	2,497	2,073	83%	8,780	4,100	4,680	114%
General and administrative	2,993	2,433	560	23%	5,869	4,419	1,450	33%
Total operating expense	10,564	6,864	3,700	54%	20,384	11,936	8,448	71%
NET LOSS FROM OPERATIONS	(8,743)	(6,313)	(2,430)	38%	(16,704)	(10,939)	(5,765)	53%
OTHER INCOME (EXPENSE), NET	23	1,214	(1,191)	(98)%	22	1,215	(1,193)	98%
Loss before benefit from income taxes	(8,720)	(5,099)	(3,621)	71%	(16,682)	(9,724)	(6,958)	72%
Benefit from income taxes	-	3,073	(3,073)	100%	46	3,073	(3,027)	99%
NET LOSS	$(8,720)	$(2,026)	$(6,694)	330%	$(16,636)	$(6,651)	$(9,985)	150%

Comparison of the Results of Operations for the Three and Six Months ended June 30, 2022 and 2021

Revenue (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Advertising and sponsorships	$3,518	$485	$3,033	625%	$5,374	$928	$4,446	479%
Content sales	288	365	(77)	(21)%	1,693	646	1,047	162%
Direct to consumer	473	234	239	102%	980	298	682	229%
	$4,279	$1,084	$3,195	295%	$8,047	$1,872	$6,175	330%

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Number of customers > 10% of revenue / percent of revenue	Two/	46%	One/	15%	Three/	36%	-
By revenue category:
Advertising and sponsorships	Two/	46%		-	Two/	25%	-
Content Sales		-		-	One/	11%
Direct to consumer		-	One/	15%		-	-

Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021:

●

Advertising and sponsorship revenue increased primarily due to a 36% increase in our direct sales advertising revenue generating customers, driven by our growing, premium in-game and in-stream advertising inventory, due in part to the FY 2021 Acquisitions, and an approximately 560% increase in the average revenue per customer, for the three months ended June 30, 2022, as compared to the prior year comparable quarter.

●

Content sales revenue decreased 21% during the three months ended June 30, 2022 primarily due to a decrease in average content sales revenue per customer, which was partially offset by an increase in content sales revenue generating customers. Content sales revenue for the three months ended June 30, 2022 were primarily comprised of broadcast and or gameplay projects with Endemol Shine North America, a division of Banijay, Topgolf Entertainment Group, iHeartMedia + Entertainment, Inc., Bytedance Pte. Ltd, Viacom International Inc., and Hamilton IP, LLC. During the three months ended June 30, 2021, content sales revenue was primarily comprised of broadcast and or gameplay projects with Endemol Shine North America, a division of Banijay, AVY Entertainment (DBA Tempo Storm), Aftershock Media Group, Topgolf Entertainment Group, Hitbox, LLC d/b/a Next Generation Esports and GenG.

●

Direct to consumer revenue for the three months ended June 30, 2022 increased $239,000, or 102%, compared to the comparable prior year quarter. Direct to consumer revenue, prior to the acquisition of Mobcrush in June 2021, was primarily comprised of revenue generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community. Mobcrush generates direct to consumer in-game platform sales revenue through the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, within our Mineville and Pixel Paradise gaming servers, which leverage the flexibility of the Microsoft Minecraft Bedrock platform, are powered by our InPvP cloud architecture technology, and represent two of the seven official Microsoft Minecraft partner servers. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

Six Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021:

●

Advertising and sponsorship revenue increased primarily due to a 29% increase in our direct sales advertising revenue generating customers, driven by our growing, premium in-game and in-stream advertising inventory, due in part to the FY 2021 Acquisitions, and an approximately 445% increase in the average revenue per customer, for the six months ended June 30, 2022, as compared to the prior year comparable period.

●

Content sales revenue increased primarily due to a 111% increase in content sales revenue generating customers, and a 68% increase in average content sales revenue per customer and included broadcast and or gameplay projects with Twitch Interactive, Topgolf Entertainment Group, Aftershock Media Group, iHeartMedia + Entertainment, Inc., Bytedance Pte. Ltd, Viacom International Inc., and Hamilton IP, LLC. The increase also included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer, which was completed during the first quarter of 2022

●

Direct to consumer revenue for the six months ended June 30, 2022 increased $682,000, or 229%, compared to the comparable prior year quarter, due primarily to a full six months of direct to consumer in-game platform sales revenue within our Mineville and Pixel Paradise gaming servers, which was acquired in June 2021.

Cost of Revenue (dollars in thousands)

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, content capture and production services, direct marketing, cloud services, software, prizing, revenue sharing fees and venue fees. Cost of revenue fluctuates period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, advertising campaigns and content sales activities occurring each period

Three Months Ended June 30, 2022, Compared to the Three Months ended June 30, 2021:

●	Cost of revenue increased $1,925,000, or 361%, due primarily to the 295% increase in related revenue for the same period.

●

The greater than proportionate increase in cost of revenue was primarily due to the impact of a full quarter of Mobcrush related direct sales advertising revenue with higher direct cost profiles during the three months ended June 30, 2022, compared to one-month of Mobcrush related direct sales advertising revenue in the comparable prior year quarter.

Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021:

●	Cost of revenue increased $3,492,000, or 399%, relatively consistent with the 330% increase in related revenue for the same period.

●	Cost of revenue increased primarily due to the increase in related revenue for the six-month periods presented.

Operating Expense (dollars in thousands)

Refer to the table summarizing our results of operations for the three and six months ended June 30, 2022 and 2021 above.

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Sales, marketing and advertising	$251,000	$237,000	$14,000	6%	$481,000	$420,000	$61,000	15%
Engineering, technology and development	74,000	24,000	50,000	208%	263,000	57,000	206,000	361%
General and administrative	675,000	300,000	375,000	125%	1,355,000	495,000	860,000	174%
Total noncash stock compensation expense	$1,000,000	$561,000	$439,000	78%	$2,099,000	$972,000	$1,127,000	116%

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 270,000 PSUs, based on satisfaction of market related vesting conditions during the three-year period commencing on January 1, 2022, as described at Note 2 to the consolidated financial statements included elsewhere herein. A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied. Noncash stock compensation expense related to the PSUs totaled $564,000 and $1,121,000 for the three and six months ended June 30, 2022.

Selling, Marketing and Advertising.

Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021:

The increase in selling, marketing and advertising expense was primarily due to the following:

●	Increase in personnel costs associated with the acquisition of Mobcrush and the addition of a total of 11 former Mobcrush employees, effective June 1, 2021, to our direct sales function.

●

In addition to the impact on personnel costs arising from the Mobcrush Acquisition, the change reflects a net increase since the end of the prior year comparable quarter of approximately 14 net full-time employees in connection with the increase in our inhouse direct sales and marketing team focused on monetization and personnel in our creative and content functions.

●

The increase in selling, marketing and advertising expense also included the amortization of partner, customer and advertiser related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $526,000 for the three months ended June 30, 2022. FY 2021 Acquisition related amortization of partner, customer and advertiser related intangible assets for the three months ended June 30, 2021 totaled $151,000.

Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021:

The increase in selling, marketing and advertising expense was primarily due to the following:

●	Increase in personnel costs associated with the acquisition of Mobcrush and the addition of a total of 11 former Mobcrush employees, effective June 1, 2021, to our direct sales function.

●

In addition to the impact on personnel costs arising from the Mobcrush Acquisition, the change reflects a net increase since the end of the prior year comparable quarter of approximately 14 net full-time employees in connection with the increase in our inhouse direct sales and marketing team, focused on monetization and personnel in our creative and content functions.

●

The increase in selling, marketing and advertising expense also included the amortization of partner, customer and advertiser related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $1,052,000 for the six months ended June 30, 2022. FY 2021 Acquisition related amortization of partner, customer and advertiser related intangible assets for the six months ended June 30, 2021 totaled $151,000.

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

Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021:

The increase in engineering, technology and development costs was primarily due to the following:

●

Increase in personnel costs associated with the FY 2021 Acquisitions which included an acquisition date increase in engineering and product function personnel totaling 16 full-time employees, effective June 1, 2021.

●

In addition to the impact on personnel costs arising from the FY 2021 Acquisitions, the change reflects a net increase since the end of the prior year comparable quarter of approximately 14 net full-time employees in connection with the increase in our inhouse product and engineering functions.

●

The increase in engineering, technology and development costs for the three months ended June 30, 2022 also reflected an increase in cloud services and other technology platform costs totaling $448,000, primarily reflecting costs resulting from our FY 2021 Acquisitions, as well as the continued strong engagement across our digital properties.

●	The increase also included the amortization of developed technology related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $337,000 for the three months ended June 30, 2022. FY 2021 Acquisition related amortization of developed technology related intangible assets for the three months ended June 30, 2021 totaled $63,000.

Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021:

The increase in engineering, technology and development costs was primarily due to the following:

●	Increase in personnel costs associated with the FY 2021 Acquisitions which included an increase in engineering and product function personnel totaling 16 full-time employees, effective June 30, 2021.

●

In addition to the impact on personnel costs arising from the FY 2021 Acquisitions, the change reflects a net increase since the end of the prior year comparable quarter of approximately 14 net full-time employees in connection with the increase in our inhouse product and engineering functions.

●

The increase in engineering, technology and development costs for the three months ended June 30, 2022 also reflected an increase in cloud services and other technology platform costs totaling $1,452,000, primarily reflecting costs resulting from our FY 2021 Acquisitions, as well as continued strong engagement across our digital properties.

●

The increase also included the amortization of developed technology related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $674,000 for the six months ended June 30, 2022. FY 2021 Acquisition related amortization of developed technology related intangible assets for the six months ended June 30, 2021 totaled $63,000.

General and Administrative.

General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Personnel costs	$729	$532	$197	37%	$1,304	$993	$311	31%
Office and facilities	63	28	35	125%	130	55	75	136%
Professional fees	322	389	(67)	(17)%	745	846	(101)	(12)%
Stock-based compensation	676	300	376	125%	1,356	495	861	174%
Depreciation and amortization	227	89	138	155%	457	140	317	226%
Other	976	1,095	(119)	(11)%	1,877	1,890	(13)	(1)%
Total general and administrative expense	$2,993	$2,433	$560	23%	$5,869	$4,419	$1,450	33%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021:

●	Personnel costs increased primarily due to a slight increase in headcount in our finance and accounting function.

●	Office and facilities expense increased due to the lease of 1,550 square feet of collaboration space, commencing August 1, 2021, which is subject to a two-year lease.

●

Professional fees costs decreased primarily due to legal, audit, advisory, financial and tax due diligence related professional fees, totaling $159,000, incurred in connection with the acquisition of Mobcrush in the second quarter of 2021. In accordance with the acquisition method of accounting, acquisition-related costs incurred are expensed as incurred in the period that the services are performed. Professional fees for the three months ended June 30, 2022 include debt financing costs of $123,000 which are expensed as incurred in connection with electing the fair value option to account for the underlying convertible debt instrument issued. Refer to Note 5 to the consolidated financial statements contained elsewhere herein.

●

Noncash stock compensation expense included in general and administrative expense increased $375,000, primarily due to the discretionary grant of incentive equity-based awards to personnel in connection with the FY 2021 Acquisitions totaling $42,000, and noncash stock compensation amortization in connection with 1,350,000 performance-based stock units granted on January 1, 2022, described above.

●

Depreciation and amortization expense increased due primarily to the amortization of trademark, developer and influencer related intangible assets acquired in connection with the FY 2021 acquisitions, totaling $165,000.

●

Other general and administrative expense decreased primarily due to a 38% decrease in D&O insurance premiums for the 2022-2023 policy period, which covers the period from March 2022 to February 2023, as well as a decrease in proxy and annual shareholder meeting expense totaling $154,000, which was comprised of proxy solicitation, printing and mailing costs incurred in connection with our 2021 Annual Shareholders Meeting, which included, among other proposals, our proposal requesting our stockholders to approve of the Mobcrush related common stock issuance in connection with the Merger, in order to comply with Listing Rule 5635 of the Nasdaq Stock Market. The decrease was partially offset by an increase in general and administrative software costs, including Mobcrush related general and administrative software costs, travel and entertainment costs and other corporate fees.

For the Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021:

●	Personnel costs increased primarily due to a slight increase in headcount in our finance and accounting function.

●	Office and facilities expense increased due to the lease of 1,550 square feet of collaboration space, commencing August 1, 2021, which is subject to a two-year lease.

●

Noncash stock compensation expense included in general and administrative expense increased primarily due to the net annual and discretionary grant of incentive equity-based awards to employees in May 2022, in connection with our board-approved compensation and retention programs, and the discretionary grant of incentive equity-based awards to personnel in connection with the FY 2021 Acquisitions in June 2021, and noncash stock compensation amortization in connection with 1,350,000 performance based stock units granted on January 1, 2022, which vest in five equal tranches of 270,000 based on the achievement of certain Company stock price targets as described at Note 2 to the condensed consolidated financial statements elsewhere herein.

●

Depreciation and amortization expense increased due primarily to the amortization of trademark, developer and influencer related intangible assets acquired in connection with the FY 2021 acquisitions, totaling $330,000.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $7.1 million and $14.5 million at June 30, 2022 and December 31, 2021, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incurred net losses of $8.7 million and $16.6 million during the three and six months ended June 30, 2022, respectively, and had an accumulated deficit of $141.9 million as of June 30, 2022. For the three and six months ended June 30, 2022, net cash used in operating activities totaled $3.9 million and $10.2 million, respectively.

To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and threats of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by ASC 205-40, “Going Concern.”

Management’s Plans

The Company experienced significant growth in fiscal year 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter and year over year increases in recognized revenue across our three primary revenue streams. In 2022, we are focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of costs. Management is currently exploring several alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

Securities Purchase Agreement

On May 16, 2022, the Company entered into a SPA with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). Each Note will accrue interest at a guaranteed annual rate of 9% per annum, mature 12 months from the date of issuance, and is convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $4.00, subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note; provided, however, in no event will the Company be permitted to issue more than 19.99% of the shares of Common Stock issued and outstanding immediately prior to the Note Offering, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the Note Offering.

In addition, the Company may be required to redeem all or a portion of the Notes under certain circumstances, and, in the event (a) the Company sells Company common stock, then the Note Holders will have the right, but not the obligation, to require the Company to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Conversion Amount then remaining under the Notes, in cash, at a price equal to the Conversion Amount being redeemed. The Company may, at its option, redeem all or a portion of the Notes at a price equal to 110% of the Conversion Amount being redeemed.

Concurrently with the SPA, the Company and the Note Holders entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a Registration Statement on Form S-3 within 30 days after the closing of the Note Offering.

Common Stock Purchase Agreement

On March 25, 2022, we entered into a Purchase Agreement with Tumim, pursuant to which we have the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase up to the Total Commitment from time to time during the term of the Purchase Agreement. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, we issued to Tumim 50,000 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement.

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

We have no obligation to sell any of the Shares and may at any time suspend offers under the Sales Agreement. The ATM Offering will terminate upon the earlier of (a) the sale of all of the Shares, (b) the termination by the mutual written agreement of the managing agent and the Company, or (c) November 16, 2022, one year from the date that the Form S-3 was declared effective by the SEC.

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

Cash Flows for the Six Months ended June 30, 2022 and 2021

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(10,247)	$(9,925)
Net cash used in investing activities	(1,221)	1
Net cash provided by financing activities	4,004	33,437
(Decrease) Increase in cash	(7,464)	23,513
Cash and cash equivalents, at beginning of period	14,533	7,942
Cash and cash equivalents, at end of period	$7,069	$31,455

Cash Flows from Operating Activities.

Net cash used in operating activities during the six months ended June 30, 2022, primarily reflected our net GAAP loss for the six months ended June 30, 2022 of ($16,636,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities totaling $6,399,000, which included $2,099,000 of noncash stock compensation charges and depreciation and amortization of $2,701,000. Net cash used in operating activities during the six months ended June 30, 2021 was $9,925,000, which primarily reflected our net GAAP loss for the six months ended June 30, 2021 of ($6,651,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities of ($3,274,000), which included $972,000 of noncash stock compensation charges, depreciation and amortization of $801,000, a noncash gain totaling $1,213,000 in connection with the forgiveness of our PPP Loan in May 2021 and changes in valuation allowance totaling $3,073,000. Changes in working capital for the periods presented reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash acquired in connection with Merger with Mobcrush	-	586
Purchase of property and equipment	(153)	(11)
Purchase of third-party game properties	(500)	-
Capitalization of software development costs	(497)	(437)
Acquisition of other intangible and other assets	(71)	(137)
Net cash used in investing activities	$(1,221)	$1

During the three months ended June 30, 2022, the Company purchased Anime Battlegrounds X, one of the highest rated games on Roblox, from a third-party game developer. Total purchase price of $500,000 was capitalized and amortized to cost of revenue over the applicable useful life of 5 years.

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

Acquisition of Mobcrush.

On June 1, 2021, we completed the acquisition of Mobcrush pursuant to which we acquired all of the issued and outstanding shares of Mobcrush. At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of Company Common Stock and reserved an aggregate total of 514,633 shares of Company Common Stock for issuance pursuant to stock options to be granted to Mobcrush employees retained in connection with the Merger, resulting in a total of 12,582,204 shares of Company Common Stock issued and reserved as consideration for the Merger. Upon completion of the merger, Mobcrush became a wholly owned subsidiary of the Company. Refer to Note 4 to the consolidated condensed financial statements herein for information regarding assets acquired and liabilities assumed in connection with the Mobcrush Merger.

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Proceeds from issuance of common stock, net	$8	$33,399
Proceeds from convertible notes, net	4,000	-
Payments on convertible notes	(4)	-
Proceeds from stock option exercises	-	38
Net cash provided by financing activities	$4,004	$33,437

Equity Financings.

During the six months ended June 30, 2022, we issued 7,425 shares of common stock at an average price of $1.11, raising net proceeds of approximately $8,000, under the Purchase Agreement.

In January 2021, the Company issued 3,076,924 shares of common stock at a price of $2.60 per share, raising aggregate net proceeds of approximately $8.0 million, after deducting offering expense totaling $73,000.

In February 2021, the Company issued 2,926,830 shares of common stock at a price of $4.10 per share, raising aggregate net proceeds of approximately $12.0 million, after deducting offering expense totaling $70,000.

In March 2021, the Company issued 1,512,499 shares of common stock at a price of $9.00 per share, raising aggregate net proceeds of approximately $13.6 million, after deducting offering expense totaling $72,000.

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

Key Performance Indicators.

The primary KPIs used by management on a consolidated basis to assess our progress and drive revenue growth, which is also a key performance indicator, are as follows:

●

Views and Impressions: During the three months ended June 30, 2022, we generated approximately 3.0 billion views and impressions, compared to 1.1 billion views and impressions during the three months ended June 30, 2021. This continued growth in views results in the growth of our total and monetizable advertising inventory, which we believe will drive an increasing number of brands and advertisers to our audience and platform.

●

Monthly Active Users: As of June 30, 2022, we reached combined monthly active users of over 70.0 million, which includes our extended reach in the metaverse through our owned and operated property Minehut and our Mineville and Pixel Paradise Minecraft partner servers, as compared to monthly active users of 3.0 million as of June 30, 2021.

●

Gameplay Hours: During the three months ended June 30, 2022, we generated approximately 242.0 million hours of gameplay, as compared to approximately 28.0 million hours of gameplay during the three months ended June 30, 2021. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization.

Contractual Obligations

As of June 30, 2022, except as described below and at Note 5 to the condensed consolidated financial statements elsewhere herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of June 30, 2022 we maintain approximately 3,200 square feet of office space, 1650 square feet of which is on a month-to-month basis, and 1550 square feet of which is subject to a two-year lease, commencing on August 1, 2021. The following table lists our material known future cash commitments as of June 30, 2022 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease	$87	$80	7	-
Insurance premium financing	$649	$649	-	-
Total contractual obligations	$736	$729	7	-

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

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction and is evaluated on a transaction-by-transaction basis. To the extent we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. Where applicable, we have determined that it acts as the principal in all of its advertising and sponsorships, content and direct to consumer revenue streams, except in situations where we utilize a reseller partner with respect to direct advertising sales arrangements.

We generate revenue from (i) advertising, serving as a marketing channel for brands and advertisers to reach their target audiences of gamers across our network, (ii) content, curating and distributing esports and gaming-centric entertainment content for our own network of digital channels and media and entertainment partner channels and (iii) direct to consumer offers including digital subscriptions, in-game digital goods, and gameplay access fees.

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

Sponsorship revenue arrangements may include exclusive or non-exclusive title sponsorships, marketing benefits, official product status exclusivity, product visibly and additional infrastructure placement, social media rights, rights to on-screen activations and promotions, display material rights, media rights, hospitality and tickets and merchandising rights. Sponsorship revenue also includes revenue pursuant to arrangements with brand and media partners, retail venues, game publishers and broadcasters that allow our partners to run amateur esports experiences, and or capture specifically curated gameplay content that is customized for our partners’ distribution channels. Sponsorship arrangements typically include contract terms for time periods ranging from several weeks or months to terms of twelve months in length.

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

Content Sales:

Content-related revenue is generated in connection with our curation and distribution of esports and entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

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

Direct to Consumer:

Direct to consumer revenue primarily consists of digital subscription fees, in-game digital goods, and gameplay access fees. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

Platform Generated Sales Transactions. Our Mobcrush subsidiary generates in-game Platform sales revenue via digital goods sold within the platform, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

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

We make estimates and judgments when determining whether we will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. We assess the collectability of receivables based on several factors, including past transaction history and the creditworthiness of our customers. If it is determined that collection is not reasonably assured, amounts due are recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. Management’s estimates regarding collectability impact the actual revenue recognized each period and the timing of the recognition of revenue. Our assumptions and judgments regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

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

Accounting for Business Combinations

Acquisition Method.  Acquisitions that meet the definition of a business under ASC 805 are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.

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

If a potential impairment exists, a calculation is performed to determine the fair value existing goodwill. This calculation can be based on quoted market prices and / or valuation models, which consider the estimated future undiscounted cash flows resulting from the reporting unit, and a discount rate commensurate with the risks involved. Third-party appraised values may also be used in determining whether impairment potentially exists. In assessing goodwill impairment, significant judgment is required in connection with estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors that are used to determine the fair value of our reporting unit. If these estimates or related projections change in future periods, future goodwill impairment tests may result in charges to earnings.

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350 which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. From a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, along with the downturn in macroeconomic conditions and the broader mid-cap and micro-cap equity markets in late 2021. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Superbiz on our premium advertising inventory, product offerings to advertisers, current period revenue recognized and future revenue generating opportunities. Given that the Company’s significant growth occurred recently, and the relatively short period of time between the commencement of the downturn in macroeconomic and general equity market conditions as of December 31, 2021, management believes that the reduction in prices of our common stock, consistent with the broader market, is not other-than-temporary and not indicative of any fundamental change in the value or prospects of the underlying business as of the measurement date. There was no change to this assessment as of June 30, 2022.

At June 30, 2022, we reported goodwill of $50.3 million. Based on the qualitative analysis, the Company concluded that goodwill was not “more likely than not” impaired as of June 30, 2022.

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

On August 24, 2021, the Company completed the acquisition of Bannerfy pursuant to which the Company acquired all of the issued and outstanding shares of Bannerfy. Upon completion of the acquisition, Bannerfy became a wholly owned subsidiary of the Company. The Company is in the process of evaluating internal control over financial reporting in connection with the acquisition of Bannerfy and expects to complete our evaluation no later than one year from the acquisition date.

ITEM 5.	OTHER INFORMATION

None.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Except as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the following risk factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

We are currently dependent on certain game publishers and online game platforms for a substantial portion of our revenue.  In the event such publishers or online platforms change their terms and conditions impacting our ability to deploy advertising campaigns on their platforms, or otherwise engage in direct-to-consumer offers, our business, growth prospects and financial condition could be adversely affected.

We currently generate a substantial portion of our revenue from in-game platform advertising and direct to consumer offers, including digital subscriptions, in-game digital goods, and gameplay access fees, on various metaverse gaming platforms. Additional revenue is generated through our owned and operated properties, along with properties we operate on behalf of others. In the event such game publishers or online game platforms change their current terms and conditions in a manner that limits our ability to deploy advertising campaigns or otherwise engage in direct-to-consumer offers through our partner’s metaverse gaming platforms, or our owned and operated properties, our business, growth prospects and financial condition could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended June 30, 2022 that were not previously reported.

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
Date: August 15, 2022