Form 10-Q
period 2022-09-30
Super League Gaming, Inc.
filed 2022-11-16
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Company: (213) 421-1920; Investor Relations: 203-741-8811

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

As of November 11, 2022, there were 37,570,973 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,143,000	$14,533,000
Accounts receivable	5,200,000	6,328,000
Prepaid expense and other current assets	1,368,000	1,334,000
Total current assets	7,711,000	22,195,000
Property and equipment, net	171,000	104,000
Intangible and other assets, net	21,211,000	24,243,000
Goodwill	8,263,000	50,263,000
Total assets	$37,356,000	$96,805,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expense	$7,290,000	$5,514,000
Deferred revenue	34,000	76,000
Convertible notes payable and accrued interest, at fair value	4,276,000	-
Total current liabilities	11,600,000	5,590,000
Deferred taxes	472,000	518,000
Total liabilities	12,072,000	6,108,000

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 37,570,973 and 36,809,187 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	47,000	46,000
Additional paid-in capital	219,767,000	215,943,000
Accumulated deficit	(194,530,000)	(125,292,000)
Total stockholders’ equity	25,284,000	90,697,000
Total liabilities and stockholders’ equity	$37,356,000	$96,805,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE	$4,508,000	$3,605,000	$12,555,000	$5,478,000

COST OF REVENUE	2,719,000	2,250,000	7,086,000	3,125,000

GROSS PROFIT	1,789,000	1,355,000	5,469,000	2,353,000

OPERATING EXPENSE
Selling, marketing and advertising	2,958,000	2,818,000	8,693,000	6,236,000
Engineering, technology and development	3,827,000	3,113,000	12,607,000	7,215,000
General and administrative	5,085,000	2,397,000	10,954,000	6,814,000
Impairment of goodwill	42,000,000	-	42,000,000	-
Total operating expense	53,870,000	8,328,000	74,254,000	20,265,000

NET OPERATING LOSS	(52,081,000)	(6,973,000)	(68,785,000)	(17,912,000)

OTHER INCOME (EXPENSE)
Interest expense	(514,000)	-	(493,000)	(5,000)
Gain on loan forgiveness	-	-	-	1,213,000
Other	(7,000)	4,000	(6,000)	11,000
Total other income (expense)	(521,000)	4,000	(499,000)	1,219,000

Loss before benefit from income taxes	(52,602,000)	(6,969,000)	(69,284,000)	(16,693,000)

Benefit from income taxes	-	5,000	46,000	3,078,000

NET LOSS	$(52,602,000)	$(6,964,000)	$(69,238,000)	$(13,615,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(1.41)	$(0.20)	$(1.87)	$(0.49)
Weighted-average number of shares outstanding, basic and diluted	37,386,981	35,530,759	37,059,516	27,571,287

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock (Shares)
Balance, beginning of period	37,043,778	35,340,633	36,809,187	15,483,010
Issuance of common stock at $2.60 per share	-	-	-	3,076,924
Issuance of common stock at $4.10 per share	-	-	-	2,926,830
Issuance of common stock at $9.00 per share	-	-	-	1,512,499
Common stock issued for Mobcrush Acquisition (Note 4)	-	-	-	12,067,571
Common stock issued for Bannerfy Acquisition (Note 4)	53,660	415,855	53,660	415,855
Stock-based compensation	149,896	21,771	327,062	295,570
Other issuances of common stock (Note 6)	323,639	-	331,064	-
Other (Note 6)	-	-	50,000	-
Balance, end of period	37,570,973	35,778,259	37,570,973	35,778,259

Common stock (Amount):
Balance, beginning of period	$46,000	$45,000	$46,000	$25,000
Issuance of common stock at $2.60 per share	-	-	-	3,000
Issuance of common stock at $4.10 per share	-	-	-	3,000
Issuance of common stock at $9.00 per share	-	-	-	2,000
Common stock issued for Mobcrush Acquisition (Note 4)	-	-	-	12,000
Other	1,000	-	1,000	-
Balance, end of period	$47,000	$45,000	$47,000	$45,000

Additional paid-in-capital:
Balance, beginning of period	$218,050,000	$209,703,000	$215,943,000	$115,459,000
Issuance of common stock at $2.60 per share, net of issuance costs	-	-	-	7,924,000
Issuance of common stock at $4.10 per share, net of issuance costs	-	-	-	11,927,000
Issuance of common stock at $9.00 per share, net of issuance costs	-	-	-	13,540,000
Common stock issued for Mobcrush Acquisition (Note 4)	-	-	-	59,843,000
Common stock issued for Bannerfy Acquisition (Note 4)	220,000	1,768,000	220,000	1,768,000
Stock-based compensation	1,185,000	636,000	3,284,000	1,608,000
Stock option exercises	-	73,000	-	111,000
Other issuances of common stock (Note 6)	312,000	(8,000)	320,000	(8,000)
Balance, end of period	$219,767,000	$212,172,000	$219,767,000	$212,172,000

Accumulated deficit:
Balance, beginning of period	$(141,928,000)	$(111,195,000)	$(125,292,000)	$(104,544,000)
Net Loss	(52,602,000)	(6,964,000)	(69,238,000)	(13,615,000)
Balance, end of period	(194,530,000)	(118,159,000)	(194,530,000)	(118,159,000)
Total stockholders’ equity	$25,284,000	$94,058,000	$25,284,000	$94,058,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,238,000)	$(13,615,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,055,000	1,962,000
Stock-based compensation	3,284,000	1,609,000
Write off of intangible asset	423,000	-
Gain on loan forgiveness (Note 5)	-	(1,213,000)
Change in valuation allowance (Note 4)	-	(3,078,000)
Change in fair value of convertible notes (Note 5)	285,000	-
Impairment of goodwill	42,000,000	-
Amortization of convertible notes discount	120,000	-
Changes in assets and liabilities:
Accounts receivable	1,128,000	(1,664,000)
Prepaid expense and other current assets	(34,000)	(225,000)
Accounts payable and accrued expense	1,998,000	(78,000)
Deferred revenue	(42,000)	24,000
Deferred taxes	(46,000)	-
Accrued interest on note payable	31,000	5,000
Net cash used in operating activities	(16,036,000)	(16,273,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection with Mobcrush Acquisition (Note 4)	-	586,000
Cash paid in connection with Bannerfy Acquisition, net (Note 4)	-	(496,000)
Purchase of property and equipment	(149,000)	(12,000)
Purchase of third-party game properties	(500,000)	-
Capitalization of software development costs	(766,000)	(560,000)
Acquisition of other intangible assets	(99,000)	(176,000)
Net cash used in investing activities	(1,514,000)	(658,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	320,000	33,390,000
Proceeds from convertible notes, net (Note 5)	4,000,000	-
Payments on convertible notes	(160,000)	-
Proceeds from common stock option exercises	-	111,000
Net cash provided by financing activities	4,160,000	33,501,000

(DECREASE) INCREASE IN CASH	(13,390,000)	16,570,000
Cash and Cash Equivalents - beginning of period	14,533,000	7,942,000
Cash and Cash Equivalents - end of period	$1,143,000	$24,512,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with Mobcrush Acquisition	$-	$59,855,000
Issuance of common stock in connection with Bannerfy Acquisition	220,000	1,705,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Acquisition of Bloxbiz Co. (doing business as, and hereinafter referred to as “Superbiz”). On October 4, 2021, the Company acquired (i) substantially all of the assets of Superbiz, and (ii) the personal goodwill of the founders regarding Superbiz’s business, as described at Note 4. Superbiz is a dynamic ad platform designed specifically for metaverse environments. Superbiz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics.

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

The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of September 30, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Including a noncash goodwill impairment charge of $42.0 million,  the Company incurred net losses of $52.6 million and $69.2 million  during the three and nine months ended September 30, 2022, respectively, and had an accumulated deficit of $194.5 million (including third quarter 2022 noncash goodwill impairment charge of $42.0 million) as of September 30, 2022. For the nine months ended September 30, 2022, net cash used in operating activities totaled $16.0 million.

The Company had cash and cash equivalents of $1.1 million and $14.5 million as of September 30, 2022 and December 31, 2021, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and the threat of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by Accounting Standards Codification (“ASC”) 205-40, “Going Concern” (“ASC 205-40”).

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising and sponsorships	$3,538,000	$2,360,000	$8,913,000	$3,279,000
Content sales	553,000	618,000	2,245,000	1,273,000
Direct to consumer	417,000	627,000	1,397,000	926,000
	$4,508,000	$3,605,000	$12,555,000	$5,478,000

For the three and nine months ended September 30, 2022, 34% and 33% of revenue was recognized at a single point in time, and 66% and 67% of revenue was recognized over time, respectively. For the three and nine months ended September 30, 2021, 23% and 29% of revenue was recognized at a single point in time, and 77% and 71% of revenue was recognized over time, respectively.

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

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the accompanying statements of operations. Advertising expense for the three and nine months ended September 30, 2022 was $126,000 and $409,000, respectively. Advertising expense for the three and nine months ended September 30, 2021 was $131,000 and $379,000, respectively.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments and convertible notes payable recorded at fair value (Note 5). As described below and at Note 5, the convertible notes outstanding at September 30, 2022 are recorded at fair value, using Level 3 inputs. Certain long-lived assets may be periodically required to be measured at fair value on a nonrecurring basis, including long-lived assets that are impaired. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, other receivables, prepaid expense and other current assets, accounts payable and accrued expense, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments.

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

Other assets of a reporting unit that are held and used may be required to be tested for impairment when certain events trigger interim goodwill impairment tests. In such situations, other assets, or asset groups, are tested for impairment under their respective standards and the other assets’ or asset groups’ carrying amounts are adjusted for impairment before testing goodwill for impairment as described below. For the periods presented herein, management believes that there was no impairment of long-lived assets. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change, which could result in long-lived asset impairment charges in the future.

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

September 30, 2022 Goodwill Impairment Testing

At September 30, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $50.3 million.

At September 30, 2022, from a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, and also considered the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the third quarter of 2022. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Superbiz on our premium advertising inventory, product offerings to advertisers, current period revenue recognized and future revenue generating opportunities. Given the Company’s recent significant growth management does not believe that the current market capitalization of the Company is indicative of any fundamental change in the Company’s underlying business or future prospects as of the measurement date.

However, the Company's stock price has been volatile, and the volatility continued during the three months ended September 30, 2022, declining 34% to $0.68 as of September 30, 2022, reflecting a market capitalization that was approximately 38% of the Company’s September 30, 2022 net book value. To assess whether the decline in our market capitalization was an indicator requiring an interim goodwill impairment test, we considered the significance of the decline and the length of time our common stock has been trading at a depressed value along with the macro factors described above. The significance of the decline is consistent with the broader microcap market. As of September 30, 2022 the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event requiring a goodwill impairment test as of September 30, 2022 was deemed to have occurred.

We utilized the market capitalization of the Company as of September 30, 2022, a Level 1 input as described above, to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying our September 30, 2022 stock price and the common shares outstanding as of September 30, 2022. The market capitalization approach was utilized to estimate the fair value of our single reporting unit as of September 30, 2022, due to significance of the decline in stock price as of September 30, 2022, resulting in a market capitalization that was 38% of the net book value of our single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million as of September 30, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of September 30, 2022, resulting in a goodwill impairment charge of $42.0 million, which is reflected in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

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

A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant to ASC 718, “Stock based Compensation,” (“ASC 718”). A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied. Noncash stock compensation expense related to the PSUs totaled $570,000 and $1,691,000 for the three and nine months ended September 30, 2022.

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales, marketing and advertising	$295,000	$289,000	$776,000	$708,000
Engineering, technology and development	114,000	41,000	377,000	98,000
General and administrative	776,000	306,000	2,131,000	803,000
Total noncash stock compensation expense	$1,185,000	$636,000	$3,284,000	$1,609,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheet. Deferred financing costs totaled $421,000 as of September 30, 2022.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the balance sheet as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the statement of operations. Debt financing costs for the three and nine months ended September 30, 2022 totaled $123,000.

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

In the event that the fair value option election is not made, as described below, the Company evaluates the balance sheet classification for convertible debt instruments issued to determine whether the instrument should be classified as debt or equity, and whether the Embedded Instruments should be accounted for separately from the host instrument. Embedded Instruments of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the feature, were it a standalone instrument, meets the definition of an “embedded derivative.” Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it is required to be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

Fair Value Option (“FVO”) Election. The Company accounts for certain convertible notes issued, as described at Note 5 under the fair value option election pursuant to ASC 825, “Financial Instruments” (“ASC 825”) as discussed below. The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed consolidated statement of operations. With respect to the note described at Note 5, as provided for by ASC 825, the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying condensed consolidated statement of operations.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
Number of customers > 10% of revenue / percent of revenue	Two	/	26%	Two	/	34%	One	/	12%	Two	/	25%

	September 30, 2022			December 31, 2021
Number of customers > 10% of accounts receivable / percent of accounts receivable	Two	/	41%	Three	/	35%
Number of vendors > 10% of accounts payable / percent of accounts payable	-	/	-%	One	/	21%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding convertible notes payable, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 6,787,000 and 5,041,000 at September 30, 2022 and December 31, 2021, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding convertible notes payable, totaling 1,048,000 at September 30, 2022 have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	September 30,	December 31,
	2022	2021

Partner and customer relationships	$13,376,000	$13,376,000
Capitalized software development costs	5,106,000	4,339,000
Capitalized third-party game property costs	500,000	-
Developed technology	7,880,000	7,880,000
Influencers/content creators	2,559,000	2,559,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	739,000	1,141,000
	30,417,000	29,552,000
Less: accumulated amortization	(9,206,000)	(5,309,000)
Intangible and other assets, net	$21,211,000	$24,243,000

Amortization expense for the three and nine months ended September 30, 2022 totaled $1,712,000 and $4,313,000, respectively. Amortization expense for the three and nine months ended September 30, 2021 totaled $1,110,000 and $1,857,000, respectively. Amortization expense included in cost of revenue for the three and nine months ended September 30, 2022 totaled $29,000 and $60,000, respectively. Amortization expense included in cost of revenue for the three and nine months ended September 30, 2021 totaled $33,000 and $49,000, respectively.

During the nine months ended September 30, 2022, the Company purchased Anime Battlegrounds X, a highly rated game on Roblox, from a third-party game developer. The total purchase price of $500,000 was capitalized and is being amortized to cost of revenue over the estimated useful life of 5 years.

During the three months ended September 30, 2022, the Company rebranded certain products acquired in connection with the acquisition of Mobcrush. As a result, the Company recorded a write down of trademark related intangible assets acquired in connection with the acquisition of Mobcrush totaling $423,000, which is included as a component of amortization expense in general and administrative expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

The Company expects to record amortization of intangible assets for the year ending December 31, 2022 and future fiscal years as follows:

For the years ending December 31,
2022 Remaining	$1,315,000
2023	5,051,000
2024	4,650,000
2025	4,050,000
2026	2,947,000
Thereafter	3,198,000
$21,211,000

4.	ACQUISITIONS

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

On June 1, 2021 (“Mobcrush Closing Date”), the Company completed the Mobcrush Acquisition pursuant to which the Company acquired all of the issued and outstanding shares of Mobcrush. In accordance with the terms and subject to the conditions of the Mobcrush Merger Agreement each outstanding share of Mobcrush common stock, par value $0.001 per share (“Mobcrush Common Stock”), and Mobcrush preferred stock, par value $0.001, was canceled and converted into the right to receive (i) 0.528 shares of the Company’s common stock, as determined in the Mobcrush Merger Agreement, and (ii) any cash in lieu of fractional shares of common stock otherwise issuable under the Mobcrush Merger Agreement (the “Mobcrush Merger Consideration”). At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of the Company’s common stock and reserved an aggregate total of 514,633 shares of common stock for future stock option grants, under the Super League 2014 Stock Option and Incentive Plan, to the former Mobcrush employees retained by the Company in connection with the Mobcrush Acquisition, resulting in a total of 12,582,204 shares of  common stock issued and reserved as consideration for the Mobcrush Acquisition. Upon completion of the Mobcrush Acquisition, Mobcrush became a wholly-owned subsidiary of the Company.

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

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush subsequent to the Mobcrush Closing Date. Disclosure of revenue and net loss for Mobcrush on a stand-alone basis for the three and nine months ended September 30, 2022 is not practical due to the integration of Mobcrush operations, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Mobcrush Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”).

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

The purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Mobcrush Acquisition, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Cash	$586,000
Accounts receivable	1,266,000
Prepaids	141,000
Property and equipment	13,000
Identifiable intangible assets	19,500,000
Accounts payable and accrued expense	(2,017,000)
Deferred revenue	(130,000)
Net deferred income tax liability	(3,073,000)
Identifiable net assets acquired	16,286,000
Goodwill	43,569,000
Total purchase price	$59,855,000

The following table presents details of the fair values of the acquired intangible assets of Mobcrush:

	Estimated Useful Life (in years)	Amount
Preferred partner relationship	7	10,700,000
Developed technology	5	3,900,000
Influencers/content creators	5	2,000,000
Advertiser and agency relationships	5	1,900,000
Trademarks (see Note 3)	7	500,000
Customer relationships	5	500,000
Total intangible assets acquired		$19,500,000

Aggregated amortization expense for the three and nine months ended September 30, 2022 related to intangible assets acquired in connection with the Mobcrush Acquisition (including the write down of trademark related intangible assets described above), totaled $1,221,000 and $2,853,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Mobcrush Acquisition is primarily attributable to expected synergies from combining the operations of Super League and Mobcrush, and also includes residual value attributable to the assembled and trained workforce acquired in the Mobcrush Acquisition.

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

Pursuant to the terms of the Mobcrush Merger Agreement, 514,633 shares of the Company’s common stock were reserved for Replacement Option grants to the former Mobcrush employees retained by the Company in connection with the Mobcrush Acquisition. As of September 30, 2022, 415,000 Replacement Options have been granted to former Mobcrush employees retained by the Company, with continued employment required to vest and retain the Replacement Options granted.  Under ASC 805, consideration arrangements in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the 514,633 shares of the Company’s common stock reserved at closing for future stock option grants to former Mobcrush employees retained by the Company are not included as a component of the consideration paid in connection with the Mobcrush Acquisition, and will be accounted for pursuant to ASC 718 upon grant.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Mobcrush Closing Date. Management considered a number of factors, including reference to an independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Mobcrush Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. Any adjustments to the fair values of intangibles assets acquired or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations.

The fair values of the acquired intangible assets, as described above, was determined using the following methods:

Description	Valuation Method Applied	Valuation Method Description	Assumptions

Preferred partner relationship / Advertiser and agency relationships	Multi-Period Excess Earnings Method “MPEE”) under the Income Approach

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

Discount rate 13% - 14%; Forecast period 6 – 10yrs.;

Developed technology and Trademarks	Relief-from-Royalty Method under the Income Approach

Under the Relief-from-Royalty method, the royalty savings is calculated by estimating a reasonable royalty rate that a third-party would negotiate in a licensing agreement. Such royalties are most commonly expressed as a percentage of total revenue involving the technology.

Forecast period: 4 – 5 yrs.; Royalty Rate: Developed Technology 5% - 3%; Discount Rate: 14%;

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

Forecast period: 4 years; Recreate Period 20 months; Discount Rate: 13%;

Customer relationships	Replacement Cost Method

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

Pursuant to the Bannerfy Purchase Agreement, upon the consummation of the Bannerfy Acquisition (the “Bannerfy Closing”), the Company paid an initial payment (subject to a holdback as described below) of $2.45 million (the “Bannerfy Closing Consideration”), paid or to be paid as follows (i) $525,000 in the form of a cash payment, and (ii) $1.92 million in the form of shares of the Company’s common stock, at a price per share of $4.10, the closing price of the Company’s common stock on the effective date of the Bannerfy Purchase Agreement, as reported on the Nasdaq Capital Market. Pursuant to the terms of the Bannerfy Purchase Agreement, $275,000 of the Bannerfy Closing Consideration (“Holdback Amount”), was withheld from the Bannerfy Closing Consideration to satisfy any indemnifiable losses incurred by the Company (as defined in the Bannerfy Purchase Agreement) prior to the first anniversary of the Bannerfy Closing Date. The Company incurred no indemnifiable losses prior to the first anniversary of the Bannerfy Closing Date, and therefore during the three months ended September 30, 2022, the Company released to the Sellers the Holdback Amount as follows: (i) $55,000 payable in the form of cash, and (ii) approximately $220,000 in the form of shares of the Company’s common stock, at a price per share of $4.10.

In accordance with the Bannerfy Purchase Agreement, all remaining portions of the Bannerfy Purchase Price subsequent to the payment of the Bannerfy Closing Consideration, up to approximately $4.55 million (the “Contingent Consideration”), was payable upon the achievement of certain revenue and gross profit thresholds for the remainder of the 2021 fiscal year, and each of the fiscal years ending December 31, 2022, and December 31, 2023 (“Earnout Periods”).  For the 2021, 2022 and 2023 Earnout Periods, 8%, 38% and 54%, respectively of the Contingent Consideration is potentially payable. The Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, 21% in cash and 79% in Company common stock, based on a conversion price of $4.10 per share.

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

Aggregated amortization expense for the three and nine months ended September 30, 2022, related to the developed technology acquired in connection with the Bannerfy Acquisition, totaled $110,000 and $330,000, respectively.

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

Bannerfy commenced operations in September 2020. As such, the historical balance sheets and statements of operations of Bannerfy were not material, and therefore unaudited pro forma combined results of operations for the periods presented are not provided for illustrative purposes. Revenue and net loss related to Bannerfy for the three and nine months ended September 30, 2022 were not material.

Acquisition of Superbiz Co.

On October 4, 2021 (“Superbiz Closing Date”), the Company entered into an Asset Purchase Agreement (the “Superbiz Purchase Agreement”) with Superbiz Co. and the founders of Superbiz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Superbiz (the “Superbiz Assets”), and (ii) the personal goodwill of the Founders regarding Superbiz’s business, (the “Superbiz Acquisition”). The consummation of the Superbiz Acquisition (the “Superbiz Closing”) occurred simultaneously with the execution of the Superbiz Purchase Agreement on the Superbiz Closing Date.

At closing, the Company paid an aggregate total of $6.0 million to Superbiz and the Founders (the “Superbiz Closing Consideration”), of which $3.0 million was paid in the form of cash (the “Superbiz Closing Cash Consideration”) and $3.0 million was paid in the form of shares of the Company’s common stock, at a per share price of $2.91, the closing price of the Company’s common stock on the Superbiz Closing Date, as reported on the Nasdaq Capital Market (the “Superbiz Stock Consideration”).

Pursuant to the terms and subject to the conditions of the Superbiz Purchase Agreement, up to an aggregate amount $11.5 million will be payable to Superbiz and the Founders in connection with the achievement of certain revenue milestones for the period from the Superbiz Closing Date until December 31, 2022 (“Initial Earn Out Period”) and for the fiscal year ending December 31, 2023 (the “Superbiz Contingent Consideration”) (“Superbiz Earn Out Periods”). The Superbiz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Superbiz Purchase Agreement.

The Superbiz Acquisition was approved by the board of directors of each of the Company and Superbiz and was approved by the stockholders of Superbiz.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Superbiz subsequent to the Superbiz Closing Date. Disclosure of revenue and net loss for Superbiz on a stand-alone basis for the three and nine months ended September 30, 2022 is not practical due to the integration of Superbiz activities, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Superbiz Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820.

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

The purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Superbiz Acquisition, as follows:

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

Aggregated amortization expense for the three and nine months ended September 30, 2022, related to intangible assets acquired in connection with the Superbiz Acquisition, totaled $102,000 and $306,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Superbiz Acquisition is primarily attributable to expected synergies from combining the operations and assets of Super League and Superbiz, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Superbiz Closing Date. Management considered a number of factors, including reference to an independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Superbiz Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The fair values of the intangible assets acquired in connection with the Superbiz acquisition were determined using the cost method. Under the cost method, value is estimated by determining the current cost of replacing an asset with one of equivalent economic utility. The premise of the approach is that a prudent investor would pay no more for an asset than the amount for which the utility of the asset could be replaced. Valuation assumptions utilized included rates of return of 30%, discount periods of 0.5 to 1, risk adjusted return factors of 1.1 to 1.3 and weighted average costs of capital of 30%.

The Company hired the Founders of Superbiz in connection with the Superbiz Acquisition. Pursuant to the provisions of the Superbiz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Superbiz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Superbiz Contingent Consideration will be reduced by one-half (50%) for the respective Superbiz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration is determined to be probable and reasonably estimable. As of September 30, 2022, the Company determined that it was probable that the contingency for the Initial Earn Out Period would be met in accordance with the terms of the Superbiz Purchase Agreement, and the applicable amounts were reasonably estimable as of September 30, 2022, resulting in a charge to compensation expense totaling $1,836,000 (including approximately 512,000 shares of common stock valued at $0.68, the price of our common stock as of September 30, 2022), which is reflected in general and administrative expense in the condensed consolidated statement of operations for three and nine months ended September 30, 2022. The Contingent Consideration is recorded as a liability in the accompanying condensed consolidated balance sheet in accordance with ASC 480, “Distinguishing liabilities from equity,” which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability.

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

Convertible Notes Payable at Fair Value

On May 16, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount (“OID”) (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). The Notes accrue interest at a guaranteed annual rate of 9% per annum, mature 12 months from the date of issuance, and are convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $4.00 (the “Conversion Price”), subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note, as amended; provided, however, in no event will the Company be permitted to issue more than 19.99% of the shares of common stock issued and outstanding immediately prior to the Note Offering, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the Note Offering. In the event of the occurrence of an event of default, the Note Holders may, at the Note Holder’s option, convert all, or any part of, the Conversion Amount into shares of common stock at 90% of the lowest volume weighted average price of the ten trading days preceding the date for which the price is being calculated.

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

In the event of a change of control, the Note Holders may require the Company to redeem all or any portion of this Note in cash at a price equal to the greatest of (i) the product of (x) 110% multiplied by (y) the Conversion Amount being redeemed, (ii) the product of (x) 110% multiplied by (y) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of the applicable change of control and (2) the public announcement of such change of control and ending on the date the Note Holder delivers the change of control redemption notice by (II) the Conversion Price then in effect, and (iii) the product of (x) 110% multiplied by (y) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock to be paid to the holders of the shares of common stock upon consummation of such change of control divided by (II) the Conversion Price then in effect.

In the event of the occurrence of an event of default, the Note Holders may require the Company to redeem (regardless of whether such Event of Default has been cured) all or any portion of the Notes. Each portion of the Notes subject to redemption by the Company pursuant to an event of default shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 110% and (ii) the product of (X) the conversion rate with respect to the Conversion Amount in effect at such time as the Holder delivers an event of default redemption notice multiplied by (Y) the product of (1) 110% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under the Notes. Upon any bankruptcy the Company would be required to pay to the Note Holders an amount in cash representing (i) all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, multiplied by (ii) 110%, in addition to any and all other amounts due under the note, provided that any Note Holder may, in its sole discretion, waive such right to receive payment upon a bankruptcy event of default, in whole or in part.

Under the Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters.

The Notes are subject to a most favored nation provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company issues or sells, or enters into any agreement to issue or sell, any variable rate securities, including by way of one or more reset(s) to a fixed price, the Note Holders have the right, but not the obligation, in any Note Holder’s sole discretion, to substitute the applicable variable price for the Conversion Price upon conversion of the Notes.

Concurrently with the SPA, the Company and the Note Holders entered into a registration rights agreement, pursuant to which the Company agreed to file a Registration Statement on Form S-3 within 30 days after the closing of the Note Offering.

During the three and nine months ended September 30, 2022, the Company recorded interest expense related to the Notes totaling $96,000 and $145,000, respectively, and made cash interest payments totaling $97,000 and $114,000, respectively. Accrued interest total $31,000 at September 30, 2022.

The Notes were issued with an original issue discount of $320,000, or 8%, which is recorded as an adjustment to the carrying amount of the Notes. The original issue discount is amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. Total amortization of original issue discount was $39,000 and $120,000, for the three and nine months ended September 30, 2022.

The Company elected to utilize the FVO to account for the Notes, which is included in current liabilities. Principal payments on the Notes totaled $160,000 as of September 30, 2022. The change in fair value of the Notes at each balance sheet date is included in interest expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2022. The Notes were valued based on a binomial lattice model utilizing the following assumptions and results:

	May 16, 2022	June 30, 2022	September 30, 2022
Stock price	$1.27	$1.02	$0.68
Volatility	82%	83%	82%
Risk free rate	2.1%	2.7%	3.1%
Dividend rate	-	-	-
Implied yield	20.7%	23.9%	23.4%
Estimated Fair value of Notes, including OID, excluding accrued interest	4,000,000	3,986,000	4,245,000
Change in fair value	NA	(49,000)	334,000

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

In May 2021, the PPP loan was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the Cares Act. Upon forgiveness, and legal release, the Company reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

6.	STOCKHOLDERS’ EQUITY

Financing Activities

For the Three and nine Months Ended September 30, 2022:

Common Stock Purchase Agreement

On March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock from time to time during the term of the Purchase Agreement (the “Tumim Offering”), subject to certain limitations and conditions. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Tumim 50,000 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement (the “Commitment Shares”). During the nine months ended September 30, 2022, we issued 7,425 shares of common stock at an average price of $1.11, raising net proceeds of approximately $8,000, under the Purchase Agreement.

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

For the Three and Nine Months Ended September 30, 2021:

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

Other

Equity Distribution Agreement

On September 3, 2021, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents (the “ATM Offering”), up to $75 million of its shares of common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on September 3, 2021 (the “Form S-3”) and the prospectus relating to the Offering that forms a part of the Form S-3, following such time as the Form S-3 is declared effective by the SEC. During the three and nine months ended September 30, 2022 the Company issued 323,639 shares of common stock, at an average price of $0.99, raising net proceeds of $312,000, under the Sales Agreement.

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

Matters Affecting Comparability

During fiscal year 2021, we completed the acquisitions described below under the heading, “FY 2021 Acquisitions” (collectively, the FY 2021 Acquisitions”).

Executive Summary

During the third quarter of 2022, we continued our growth trajectory, highlighted by reaching over 70 million unique monthly players through our metaverse gaming network. Our challenge, and opportunity, is to capture the significant shift in the digital advertising market toward in-game advertising. We continued to strengthen our leadership position in video game experiences and entertainment by winning a larger share of advertisers’ wallets, further monetizing our sought-after premium advertising inventory, and adding new partners to expand our global network sales fleet.

Our continued focus on topline revenue growth resulted in third quarter 2022 revenue of $4.5 million, an increase of 25%, compared to $3.6 million in the third quarter of 2021, driven by strong percentage increases in our advertising and sponsorship revenue stream. Third quarter 2022 cost of revenue was $2.7 million compared to $2.3 million in the comparable prior year quarter, primarily reflecting the significant increase in related revenue, compared to the prior year quarter. As a percent of revenue, gross profit in the third quarter of 2022 was 40% compared to 38% in the prior year quarter.

Total operating expense in the third quarter of 2022, excluding noncash goodwill impairment charges totaling $42.0 million (Note 2) and accrued contingent consideration related to FY 2021 Acquisitions totaling $1.8 million (Note 4), were $10.1 million compared to $8.3 million in the comparable prior year quarter, and included increased personnel costs, and intangible asset amortization expense associated with our FY 2021 Acquisitions. Operating expense in the third quarter of 2022 included noncash amortization of intangible assets, totaling $1.7 million compared to $1.1 million in the third quarter of 2021, reflecting a full quarter of amortization of intangible assets acquired in connection with our FY 2021 Acquisitions. Noncash stock compensation charges for the third quarter of 2022 totaled $1.2 million compared to $636,000 in the third quarter of 2021.

As discussed below, third quarter 2022 results included a goodwill impairment charge totaling $42.0 million, primarily due to the sustained decline in our market capitalization as of September 30, 2022, consistent with the broader mid and micro-cap markets. In addition, as discussed below, third quarter 2022 results included the accrual of contingent consideration related to FY 2021 Acquisitions totaling $1.8 million, which is reflected as compensation expense in the condensed consolidated statement of operations due to the related earn out being contingent upon continued employment.

On a GAAP-basis, which includes the impact of noncash charges, including the goodwill impairment charge of $42.0 million, net loss in the third quarter of 2022 was $52.6 million, or $(1.41) per share, compared to a net loss of $7.0 million, or $(0.20) per share, in the comparable prior year quarter. Excluding the impact of the goodwill impairment charges and the accrual of FY 2021 Acquisition related contingent consideration, the net loss for the third quarter of 2022 was $8.7 million, or ($0.23) per share.

FY 2021 Acquisitions

FY 2021 Acquisitions were comprised of the following:

●

We acquired Mobcrush, effective June 1, 2021 (the “Mobcrush Acquisition”). We believe the acquisition of Mobcrush will enable us to provide brands, advertisers, and other consumer facing businesses with significant audience reach across the most important engagement channels, providing livestream and video on demand social media audience reach through a network of mid-tier social media influencers.

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

During the nine months ended September 30, 2022, we also focused on continuing to forge strategic partnerships to create a global reseller network to augment our direct salesforce efforts. These partners have breadth and depth across all of the significant industry verticals along with global geographic coverage, which we believe will facilitate the acceleration of the rollout and awareness for our innovative ad products and drive the acceleration of future monetization.

Delisting Notice

On October 4, 2022, Super League Gaming, Inc. (the “Company”) received a letter (the “Letter”) from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Letter has no immediate effect on the listing of the Company's Common Stock on The Nasdaq Capital Market.

The Company intends to monitor the closing bid price of its Common Stock. To regain compliance, the closing bid price of the Company's Common Stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from October 4, 2022 to April 3, 2023. If the Company does not regain compliance with the minimum bid price requirement by April 3, 2023, Nasdaq may grant the Company a second 180-day period to regain compliance. To qualify for this additional 180-day compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth a summary of our results of operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
REVENUE	$4,508	$3,605	$903	25%	$12,555	$5,478	$7,077	129%
COST OF REVENUE	2,719	2,250	469	21%	7,086	3,125	3,961	127%
GROSS PROFIT	1,789	1,355	434	32%	5,469	2,353	3,116	132%
OPERATING EXPENSE
Selling, marketing and advertising	2,958	2,818	140	5%	8,693	6,236	2,457	39%
Engineering, technology and development	3,827	3,113	714	23%	12,607	7,215	5,392	75%
General and administrative	5,085	2,397	2,688	112%	10,954	6,814	4,140	61%
Impairment of goodwill	42,000	-	42,000	100%	42,000	-	42,000	100%
Total operating expense	53,870	8,328	45,542	547%	74,254	20,265	53,989	266%
NET LOSS FROM OPERATIONS	(52,081)	(6,973)	(45,108)	647%	(68,785)	(17,912)	(50,873)	284%
OTHER INCOME (EXPENSE), NET	(521)	4	(525)	(N/A )%	(499)	1,219	(1,718)	(141)%
Loss before benefit from income taxes	(52,602)	(6,969)	(45,633)	655%	(69,284)	(16,693)	(52,591)	315%
Benefit from income taxes	-	5	(5)	(100)%	46	3,078	(3,032)	(99)%
NET LOSS	$(52,602)	$(6,964)	$(45,638)	655%	$(69,238)	$(13,615)	$(55,623)	409%

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Revenue (dollars in table in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Advertising and sponsorships	$3,538	$2,360	$1,178	50%	$8,913	$3,279	$5,634	172%
Content sales	553	618	(65)	(11)%	2,245	1,273	972	76%
Direct to consumer	417	627	(210)	(33)%	1,397	926	471	51%
	$4,508	$3,605	$903	25%	$12,555	$5,478	$7,077	129%

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
Number of customers > 10% of revenue / percent of revenue	Two	/	26%	Two	/	34%	One	/	12%	Two	/	25%
By revenue category:
Advertising and sponsorships	Two	/	26%	One	/	19%	One	/	12%	One	/	12%
Content Sales		-			-			-			-
Direct to consumer		-		One	/	15%		-		One	/	13%

Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021:

●

Advertising and sponsorship revenue increased primarily due to a 100% increase in our direct sales advertising revenue generating customers for the three months ended September 30, 2022, as compared to the prior year comparable quarter.

●

Content sales revenue decreased 11% during the three months ended September 30, 2022 primarily due to a slight decrease in content sales revenue generating customers, which was partially offset by a 12% increase in average content sales revenue per customer. Content sales revenue for the three months ended September 30, 2022 were primarily comprised of broadcast and gameplay projects with Topgolf Entertainment Group, iHeartMedia + Entertainment, Inc., Bytedance Pte. Ltd, and NHL Enterprises, L.P., Viacom International Inc., and Hamilton IP, LLC. During the three months ended September 30, 2021, content sales revenue was primarily comprised of broadcast and gameplay projects with Endemol Shine North America, a division of Banijay, AVY Entertainment (DBA Tempo Storm), Aftershock Media Group, Topgolf Entertainment Group, Hitbox, LLC d/b/a Next Generation Esports and GenG.

●

Direct to consumer revenue for the three months ended September 30, 2022 decreased $210,000, or 33%, compared to the comparable prior year quarter. Direct to consumer revenue is comprised of revenue generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community, and direct to consumer in-game platform sales revenue through the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, within our Mineville and Pixel Paradise gaming servers, which leverage the flexibility of the Microsoft Minecraft Bedrock platform, are powered by our InPvP cloud architecture technology, and represent two of the seven official Microsoft Minecraft partner servers. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021:

●

Advertising and sponsorship revenue increased primarily due to a 95% increase in our direct sales advertising revenue generating customers, driven by the growth of our premium in-game and in-stream advertising inventory, due in part to a full nine months of revenues related to our FY 2021 Acquisitions, and an approximately 54% increase in the average revenue per customer for the nine months ended September 30, 2022, as compared to the prior year comparable period.

●

Content sales revenue increased primarily due to a 33% increase in content sales revenue generating customers, and a 32% increase in average content sales revenue per customer. The increase also included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer, which was completed during the first quarter of 2022

●

Direct to consumer revenue for the nine months ended September 30, 2022 increased $471,000, or 51%, compared to the comparable prior year quarter, due primarily to a full nine months of direct to consumer in-game platform sales revenue within our Mineville and Pixel Paradise gaming servers, which was acquired in June 2021.

Cost of Revenue

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, content capture and production services, direct marketing, cloud services, software, prizing, revenue sharing fees and venue fees. Cost of revenue fluctuates period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, advertising campaigns and content sales activities occurring each period.

Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021:

●	Cost of revenue increased $469,000, or 21%, due primarily to the 25% increase in related revenue for the same period.

Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021:

●	Cost of revenue increased $3,961,000, or 127%, relatively consistent with the 129% increase in related revenue for the same period.

Operating Expense

Refer to the table summarizing our results of operations for the three and nine months ended September 30, 2022 and 2021 above.

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in table in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Sales, marketing and advertising	$295	$288	$7	2%	$776	$708	$68	10%
Engineering, technology and development	115	41	74	180%	377	98	279	285%
General and administrative	776	307	469	153%	2,131	803	1,328	165%
Total noncash stock compensation expense	$1,186	$636	$550	86%	$3,284	$1,609	$1,675	104%

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 270,000 PSUs, based on satisfaction of market related vesting conditions during the three-year period commencing on January 1, 2022, as described at Note 2 to the consolidated financial statements included elsewhere herein. A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied. Noncash stock compensation expense related to the PSUs totaled $570,000 and $1,691,000 for the three and nine months ended September 30, 2022.

Selling, Marketing and Advertising

Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021:

●	Selling, marketing and advertising expense was relatively flat for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

●

Selling, marketing and advertising expense included the amortization of partner, customer and advertiser related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $526,000 and $503,000 for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021:

The increase in selling, marketing and advertising expense was primarily due to the following:

●

Increase in personnel costs associated with the Mobcrush Acquisition and the addition of a total of 11 former Mobcrush employees, effective June 1, 2021, to our direct sales function. The year-to-date 2022 period includes nine months of net expense related to employees acquired in connection with the FY 2021 Acquisitions, compared to four months for the year-to-date 2021 period.

●

In addition to the impact on personnel costs arising from the Mobcrush Acquisition, the change reflects a net increase since the end of the prior year comparable quarter of approximately 11 net full-time employees in connection with the increase in our inhouse direct sales and marketing team, focused on monetization and personnel in our creative and content functions.

●

The increase in selling, marketing and advertising expense also included the amortization of partner, customer and advertiser related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $1,578,000 for the nine months ended September 30, 2022. FY 2021 Acquisition related amortization of partner, customer and advertiser related intangible assets for the nine months ended September 30, 2021 totaled $654,000, reflecting FY 2021 Acquisition related amortization for the period from June 1, 2021 to September 30, 2021.

Engineering, Technology and Development

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

Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021:

The increase in engineering, technology and development costs was primarily due to the following:

●

An increase of approximately nine net full-time employees since the end of the prior year period, in connection with an increase in staffing of our in-house product and engineering team focused on the development and enhancement of our product and technology platforms.

●

The increase also included the amortization of developed technology related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $337,000 for the three months ended September 30, 2022. FY 2021 Acquisition related amortization of developed technology related intangible assets for the three months ended September 30, 2021 totaled $231,000.

●	The change in engineering, technology and development costs for the three months ended September 30, 2022 included a decrease in cloud services and other technology platform costs totaling $370,000, or 23%, reflecting the initial impact of ongoing cost reduction and optimization activities.

Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021:

The increase in engineering, technology and development costs was primarily due to the following:

●

Increase in personnel costs associated with the FY 2021 Acquisitions which included an increase in engineering and product function personnel totaling 16 full-time employees, effective June 30, 2021. The year-to-date 2022 period includes nine months of net expense related to employees acquired in connection with the FY 2021 Acquisitions, compared to four months for the year-to-date 2021 period.

●

In addition to the impact on personnel costs arising from the FY 2021 Acquisitions, the change reflects a net increase since the end of the prior year comparable quarter of approximately 12 full-time employees in connection with an increase in staffing of our in-house product and engineering team focused on the development and enhancement of our product and technology offerings and platforms.

●	The increase in engineering, technology and development costs for the nine months ended September 30, 2022 also reflected an increase in cloud services and other technology platform costs totaling $1,082,000, primarily reflecting costs resulting from our FY 2021 Acquisitions, as well as continued strong engagement across our digital properties. The year-to-date 2022 period includes nine months of net expense related to employees acquired in connection with the FY 2021 Acquisitions, compared to four months for the year-to-date 2021 period.

●

The increase also included the amortization of developed technology related intangible assets acquired in connection with the FY 2021 Acquisitions totaling $1,012,000 for the nine months ended September 30, 2022. FY 2021 Acquisition related amortization of developed technology related intangible assets for the nine months ended September 30, 2021 totaled $294,000.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in table in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Personnel costs	$738	$577	$161	28%	$2,042	$1,569	$473	30%
Office and facilities	63	53	10	19%	193	108	85	79%
Professional fees	207	317	(110)	(35)%	952	1,162	(210)	(18)%
Stock-based compensation	776	307	469	153%	2,132	802	1,330	166%
Depreciation and amortization	639	170	469	276%	1,096	308	788	256%
Other	826	973	(147)	(15)%	2,703	2,865	(162)	(5)%
Contingent consideration (Note 4)	1,836	-	1,836	100%	1,836	-	1,836	100%
Total general and administrative expense	$5,085	$2,397	$2,688	112%	$10,954	$6,814	$4,140	61%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021:

●	Personnel costs increased primarily due to a slight increase in headcount in our finance and accounting, human resources and operations functions.

●

Noncash stock compensation expense included in general and administrative expense increased $469,000, primarily due to the amortization of noncash stock compensation in connection with performance-based stock units granted on January 1, 2022, which vest in five equal tranches of 270,000 based on the achievement of certain Company stock price targets as described at Note 2 to the condensed consolidated financial statements elsewhere herein.

●

Depreciation and amortization expense increased due primarily to the amortization of developer related intangible assets acquired in connection with the acquisition of Superbiz in October 2021, totaling $47,000. In addition, during the three months ended September 30, 2022, certain products and offerings acquired in connection with the Mobcrush Acquisition were rebranded. As a result, the Company recorded a write down of trademark related intangible assets acquired in connection with the Mobcrush Acquisition totaling $423,000.

●	Other general and administrative expense decreased primarily due to a 38% decrease in D&O insurance premiums for the 2022-2023 policy period, which covers the period from March 2022 to February 2023.

●	As of September 30, 2022, the Company determined that it was probable that the contingency associated with the Initial Earn Out Period (as defined at Note 4 to the condensed consolidated financial statements) would be met in accordance with the terms of the Superbiz Purchase Agreement (as defined at Note 4 to the condensed consolidated financial statements), and the applicable amounts were reasonably estimable as of September 30, 2022, resulting in a charge to compensation expense totaling $1,836,000 (including approximately 512,000 shares of common stock valued at $0.68, the price of our common stock as of September 30, 2022), which is reflected in general and administrative expense in the condensed consolidated statement of operations for three and nine months ended September 30, 2022. Refer to Note 4 for additional information.

For the Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021:

●	Personnel costs increased primarily due to a slight increase in headcount in our finance and accounting function, human resources and operations functions.

●

Noncash stock compensation expense included in general and administrative expense increased primarily due to the net annual and discretionary grant of incentive equity-based awards to employees in May 2022, in connection with our board-approved compensation and retention programs, the discretionary grant of incentive equity-based awards to personnel in connection with the FY 2021 Acquisitions in June 2021, and noncash stock compensation amortization in connection with performance based stock units granted on January 1, 2022, which vest in five equal tranches of 270,000 based on the achievement of certain Company stock price targets as described at Note 2 to the condensed consolidated financial statements elsewhere herein.

●

Depreciation and amortization expense increased due primarily to the amortization of trademark, developer and influencer related intangible assets acquired in connection with the FY 2021 Acquisitions, totaling $899,000.

●	As of September 30, 2022, the Company determined that it was probable that the contingency associated with the Initial Earn Out Period (as defined at Note 4 to the condensed consolidated financial statements) would be met in accordance with the terms of the Superbiz Purchase Agreement (as defined at Note 4 to the condensed consolidated financial statements), and the applicable amounts were reasonably estimable as of September 30, 2022, resulting in a charge to compensation expense totaling $1,836,000 (including approximately 512,000 shares of common stock valued at $0.68, the price of our common stock as of September 30, 2022), which is reflected in general and administrative expense in the condensed consolidated statement of operations for three and nine months ended September 30, 2022. Refer to Note 4 for additional information.

Impairment of Goodwill

As described at Note 2 to the condensed consolidated financial statements elsewhere herein, we performed a goodwill impairment test as of September 30, 2022. We utilized the market capitalization of the Company (Level 1 observable input) as of September 30, 2022, to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying our September 30, 2022 stock price and the common shares outstanding as of September 30, 2022. The market capitalization approach was utilized to estimate the fair value of our single reporting unit as of September 30, 2022 due to significance of the decline in stock price as of September 30, 2022, resulting in a market capitalization that was 38% of the net book value of our single reporting unit as of September 30, 2022. Based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million as of September 30, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of September 30, 2022, resulting in a goodwill impairment charge of $42.0 million, which is reflected in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $1.1 million and $14.5 million at September 30, 2022 and December 31, 2021, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Including a noncash goodwill impairment charge of $42.0 million, the Company incurred net losses of $52.6 million and $69.2 million during the three and nine months ended September 30, 2022, respectively, and had an accumulated deficit of $194.5 million (including the third quarter 2022 noncash goodwill impairment charge of $42.0 million) as of September 30, 2022. For the nine months ended September 30, 2022, net cash used in operating activities totaled $16.0 million.

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

In addition, the Company may be required to redeem all or a portion of the Notes under certain circumstances, and, in the event the Company sells common stock, the Note Holders will have the right, but not the obligation, to require the Company to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Conversion Amount then remaining under the Notes, in cash, at a price equal to the Conversion Amount being redeemed. The Company may, at its option, redeem all or a portion of the Notes at a price equal to 110% of the Conversion Amount being redeemed.

Concurrently with the SPA, the Company and the Note Holders entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a Registration Statement on Form S-3 within 30 days after the closing of the Note Offering.  See Note 5 to the condensed consolidated financial statements contained elsewhere in this Report for additional information about the Note Financing.

Common Stock Purchase Agreement

On March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which we have the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase up to up to $10,000,000 of newly issued shares (the “Total Commitment”) from time to time during the term of the Purchase Agreement. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, we issued to Tumim 50,000 shares of common stock (the “Commitment Shares”), valued at $100,000, following the execution of the Purchase Agreement.

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

Equity Distribution Agreement

On September 3, 2021, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which we may offer and sell, from time to time, through the Agents (the “ATM Offering”), up to $75 million of shares of our common stock (the “Shares”). Any Shares offered and sold in the ATM Offering will be issued pursuant to our Registration Statement on Form S-3 filed with the SEC on September 7, 2021.

Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. Under the Sales Agreement, the Agents may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. The Agents may also sell Shares in privately negotiated transactions, provided that the Agents receive our prior written approval.

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

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the change in cash balances for the periods presented (dollars in table in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(16,036)	$(16,273)
Net cash used in investing activities	(1,514)	(658)
Net cash provided by financing activities	4,160	33,501
(Decrease) Increase in cash	(13,390)	16,570
Cash and cash equivalents, at beginning of period	14,533	7,942
Cash and cash equivalents, at end of period	$1,143	$24,512

Cash Flows from Operating Activities.

Net cash used in operating activities during the nine months ended September 30, 2022, primarily reflected our net GAAP loss for the nine months ended September 30, 2022 of ($69,238,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities totaling $53,202,000, which included $42,000,000 of goodwill impairment charges, $3,284,000 of noncash stock compensation charges and depreciation and amortization of $4,478,000. Net cash used in operating activities during the nine months ended September 30, 2021 primarily reflected our net GAAP loss for the nine months ended September 30, 2021 of ($13,615,000), net of adjustments to reconcile net GAAP loss to net cash used in operating activities totaling ($2,658,000), which included $1,609,000 of noncash stock compensation charges, depreciation and amortization of $1,962,000, a noncash gain totaling $1,213,000 in connection with the forgiveness of our PPP Loan in May 2021 and changes in valuation allowance totaling $3,078,000. Changes in working capital for the periods presented reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in table in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash acquired in connection with Merger with Mobcrush	$-	$586
Cash paid in connection with Bannerfy Acquisition, net	-	(496)
Purchase of property and equipment	(149)	(12)
Purchase of third-party game properties	(500)	-
Capitalization of software development costs	(766)	(560)
Acquisition of other intangible and other assets	(99)	(176)
Net cash used in investing activities	$(1,514)	$(658)

During the nine months ended September 30, 2022, the Company purchased Anime Battlegrounds X, one of the highest rated games on Roblox, from a third-party game developer. The total purchase price of $500,000 was capitalized and is being amortized to cost of revenue over the applicable useful life of 5 years.

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

Acquisition of Mobcrush.

On June 1, 2021, we completed the Mobcrush Acquisition pursuant to which we acquired all of the issued and outstanding shares of Mobcrush. At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of common stock and reserved an aggregate total of 514,633 shares of common stock for issuance pursuant to stock options to be granted to Mobcrush employees retained in connection with the Mobcrush Acquisition, resulting in a total of 12,582,204 shares of common stock issued and reserved as consideration for the Mobcrush Acquisition. Upon completion of the Mobcrush Acquisition, Mobcrush became a wholly owned subsidiary of the Company. Refer to Note 4 to the consolidated condensed financial statements herein for information regarding assets acquired and liabilities assumed in connection with the Mobcrush Acquisition.

Acquisition of Bannerfy, LTD. On August 24, 2021, the Company completed the acquisition of Bannerfy, Ltd., (“Bannerfy”) pursuant to which the Company acquired all of the issued and outstanding common shares of Bannerfy. Pursuant to the Share Purchase Agreement, dated August 11, 2021 (the “Bannerfy Purchase Agreement”), the Company paid initial  consideration of $2.45 million (the “Bannerfy Closing Consideration”), as follows: (i) $525,000 in the form of a cash payment, and (ii) $1.925 million in the form of shares of the Company’s common stock at a price per share of $4.10, the closing price of the Company’s common stock on the date of the Bannerfy Purchase Agreement, as reported on the Nasdaq Capital Market. Pursuant to the terms of the Bannerfy Purchase Agreement, $275,000 of the Bannerfy Closing Consideration (the “Holdback Amount”), was withheld from the Bannerfy Closing Consideration to satisfy any indemnifiable Losses incurred by the Company (as defined in the Bannerfy Purchase Agreement) prior to the first anniversary of the Bannerfy Closing Date. The Company incurred no indemnifiable losses prior to the first anniversary of the Bannerfy Closing Date, and therefore during the three months ended September 30, 2022, the Company released to the Sellers the Holdback Amount as follows: (i) $55,000 payable in the form of cash, and (ii) approximately $220,000 in the form of shares of the Company’s common stock at a price of $4.10.

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in table in thousands):

	Nine Months Ended September 30,
	2022	2021
Proceeds from issuance of common stock, net	$320	$33,390
Proceeds from convertible notes, net	4,000	-
Payments on convertible notes	(160)	-
Proceeds from stock option exercises	-	111
Net cash provided by financing activities	$4,160	$33,501

Convertible Debt.

On May 16, 2022, as summarized above and further described at Note 5, the Company entered into a securities purchase agreement with three institutional investors, providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount.

Equity Financings.

During the nine months ended September 30, 2022, we issued 331,000 shares of common stock at an average price of $0.97, raising net proceeds of approximately $320,000, primarily under the Equity Distribution Agreement.

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

Contractual Obligations

As of September 30, 2022, except as described below and at Note 5 to the condensed consolidated financial statements elsewhere herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, noncancelable operating leases obligations, other committed funding or long-term debt, and no guarantees. In June 2020, we terminated the lease for the majority of our corporate headquarters (approximately 4,965 square feet). As of September 30, 2022 we maintain approximately 3,200 square feet of office space, 1650 square feet of which is on a month-to-month basis, and 1550 square feet of which is subject to a two-year lease, commencing on August 1, 2021. The following table lists our material known future cash commitments as of September 30, 2022 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease	$73	$73	$-	$-
Insurance premium financing	283	283	-	-
Total contractual obligations	$356	$356	$-	$-

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

September 30, 2022 Goodwill Impairment Testing

At September 30, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $50.3 million.

At September 30, 2022, from a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, and also considered the sustained downturn in industry and macroeconomic conditions, including inflation and reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in 2022. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Superbiz on our premium advertising inventory, product offerings to advertisers, current period revenue recognized and future revenue generating opportunities. Given the Company’s recent significant growth management does not believe that the current market capitalization of the Company is indicative of any fundamental change in the Company’s underlying business or future prospects as of the measurement date.

However, the Company’s stock price has been volatile, and the volatility continued during the three months ended September 30, 2022, declining 34% to $0.68 as of September 30, 2022, reflecting a market capitalization that was approximately 38% of the Company’s September 30, 2022 net book value. To assess whether the decline in our market capitalization was an indicator requiring an interim goodwill impairment test, we considered the significance of the decline and the length of time our common stock has been trading at a depressed value along with the macro factors described above. The significance of the decline is consistent with the broader microcap market. As of September 30, 2022 the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event requiring a goodwill impairment test as of September 30, 2022 was deemed to have occurred.

We utilized the market capitalization of the Company as of September 30, 2022, a Level 1 input as described above, to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying our September 30, 2022 stock price and the common shares outstanding as of September 30, 2022. The market capitalization approach was utilized to estimate the fair value of our single reporting unit as of September 30, 2022 due to significance of the decline in stock price as of September 30, 2022, resulting in a market capitalization that was 38% of the net book value of our single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million as of September 30, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of September 30, 2022, resulting in a goodwill impairment charge of $42.0 million, which is reflected in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

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

We received a notice from Nasdaq that our common stock may be delisted from trading on the Nasdaq Capital Market if we fail to comply with the continued listing requirements, including the minimum bid price requirement. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

We are required to comply with certain Nasdaq continued listing requirements, including a minimum bid price for our common stock, as well as a series of financial tests relating to stockholder equity, market value of listed securities and number of market makers and stockholders. If we fail to maintain compliance with any of those requirements, our common shares could be delisted from Nasdaq.

On October 4, 2022, we received a letter (the “Notice”) from the Listing Qualifications Staff of Nasdaq, indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we are currently not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from October 4, 2022 to April 3, 2023. As a result, unless the closing bid of our common stock trades in such manner, we will need to solicit stockholder approval to authorize an amendment to its Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio calculated to maintain listing on the Nasdaq Capital Market, as determined by the Board in its sole discretion (the “Reverse Stock Split”).   There is no guarantee that the Company’s stockholders will approve the Reverse Stock Split. If our stockholders fail to approve the Reverse Stock Split in such event, and our closing bid price does not meet or exceed $1.00 by the end of the compliance period and Nasdaq does not grant us an additional compliance period, or we fail to regain compliance by the end of such additional compliance period, our Board of Directors will weigh the available alternatives to regain compliance. However, there can be no assurance that we will be able to successfully resolve such noncompliance.

If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	we will become a “penny stock”, which will make trading of our common stock much more difficult;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our common stock;
●	the number of investors in general that will consider investing in our common stock;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended September 30, 2022 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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
Date: November 16, 2022