Form 10-K
period 2022-12-31
Super League Gaming, Inc.
filed 2023-03-31
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's second fiscal quarter was approximately $26,440,000.

As of March 30, 2023, there were 37,605,973 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Super League Gaming, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2023.

Item No.		Page No.

PART I
1.	Business	-1-
1A.	Risk Factors	-8-
1B.	Unresolved Staff Comments	-31-
2.	Properties	-31-
3.	Legal Proceedings	-31-
4.	Mine Safety Disclosures	-31-
PART II
5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-32-
6.	[Reserved]	-32-
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-33-
7A.	Quantitative and Qualitative Disclosures About Market Risk	-49-
8.	Financial Statements and Supplementary Data	-49-
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	-49-
9A.	Controls and Procedures	-49-
9B.	Other Information	-50-
PART III
10.	Directors, Executive Officers and Corporate Governance	-51-
11.	Executive Compensation	-51-
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-51-
13.	Certain Relationships and Related Transactions, and Director Independence	-51-
14.	Principal Accounting Fees and Services	-51-
PART IV
15.	Exhibits and Financial Statement Schedules	-52-

EXHIBIT INDEX		-52-
SIGNATURES		F-36

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

You should read this Report, any documents referenced herein and those documents filed as exhibits to this Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect.

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

PART I

Item 1. Business

Overview

Super League Gaming, Inc. (Nasdaq: SLGG) (“Super League,” the “Company,” “we,” “us” or “our”) is a leading publisher of games, monetization tools and content channels across metaverse gaming platforms that empower developers, energize players, and entertain fans. The Company’s solutions provide incomparable access to an audience consisting of players in the largest global metaverse game environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, the Company’s platform includes access to vibrant in-game communities, a leading metaverse advertising platform, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, cloud-based livestream production tools, and an award-winning esports invitational tournament series. Super League’s properties deliver powerful opportunities for brands and advertisers to achieve impactful insights and marketing outcomes with gamers of all ages.

We generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, game passes and ticketing and digital collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party content. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business.

Our Strategy

We believe that virtual world platforms are where the next generation lives and are a launchpad of unlimited new interactive worlds and content. In a world of blended physical-to-digital lives and smarter, more immersive screens, consumer expectations are increasing for more customized and personalized digital experiences, changing the way consumers will socialize, play, create, collaborate, shop, learn and work.

While our roots are in open gaming platforms where interactive worlds were first spawned, we believe our success is in the creation, growth, and monetization of digital experiences across the wider immersive web landscape. Super League’s vision is to build the most comprehensive immersive web publishing engine and driver of the next generation of digital platform businesses and experiences.

Built on a powerful foundation of unmatched capabilities, solutions and software platforms that have driven consistent success for innovative brand experiences, creator growth and monetization, and significant consumer engagement, our scalable, vertically-integrated engine offers:

●	Successful owned and third-party publishing worlds, experiences and destinations;
●	Innovative marketing solutions for brands and developers; and
●	Valued tools and services for creators and developers.

Our Business

As an early-mover creating engaging experiences inside of metaverse, or “open world,” game platforms since 2015, Super League has converted our deep understanding of young gamers into significant audience reach in virtual world gaming platforms. We believe we have successfully iterated our business model through these market insights, and our organic and inorganic growth to establish scale and ultimately drive our monetization strategies. Our strong and growing product-market fit currently reaches over 100 million monthly unique players in Roblox, Minecraft and Fortnite and generates over one billion monthly impressions. Our software supports the creation and operation of our owned and third-party metaverse gaming worlds and experiences, along with creator tools and analytics underpinned by a creator economy. These tools enable Super League to access these extended audiences with our innovative in-game and in-stream ad products, and allow our game designers and content creators to participate in our advertising economy. Our analytics suite provides Super League, brands and advertisers, and game developers data that informs campaign measurement and insights, along with enhanced game design. Beyond our primary advertising revenue stream, we have the opportunity to extend further downstream in the metaverse gaming worlds we operate, and generate direct to consumer revenues. In addition, our platform, and our capability to produce compelling gaming-centric video and livestream broadcasts drives viewership to our own and our brand partner’s digital channels, and generates content production and syndication revenues from third party partners.

Specifically, Super League’s digital experience and media products provide a wide range of solutions for brands and advertisers. From branded in-game experiences, through to custom content and media, Super League can provide end-to-end solutions for brands to acquire customers, deepen brand affinity and deliver campaign performance with innovative advertising inventory. As Super League has scaled in both metaverse player and viewing audience reach, we have experienced growth in both the average revenue size of advertiser programs, along with a strong percentage of repeat buyers, while upholding our premium cost per impressions (“CPM”) advertising rates and margins, further validating a new premium social marketing channel for advertisers to reach elusive Generation Z and Alpha gamers. Additionally, our capability and proprietary technology is now being applied to new virtual world platforms beyond our core offering and is proving to be an enterprise solution for our owned and branded digital experiences that are less temporal and campaign-centric, generating revenue opportunities that are more diversified, annual in nature and less impacted by traditional advertising seasonality.

Digital Properties and Offerings

Our gaming content and media network is underpinned by our proprietary tech and applied to much of our owned and operated consumer properties as well. Our consumer facing digital properties include:

Minehut: Attracting younger gamers and creators, Minehut is an "always on" social and gaming portal and one of the largest server farms for advanced, avid Minecraft players in the world. Within Minehut is a vibrant community in which players create their own Minecraft worlds to share, socialize and play with friends in addition to Super League operated communal game lobbies for enhanced gaming and social experiences that serve as a portal for branded experiences and advertising.

Mineville & Pixel Paradise: Through a relationship with Microsoft, the owner of Minecraft, we operate two additional Minecraft server worlds for more casual players enjoying the game on consoles and tablets. Two of only seven partner servers with Microsoft that, while “free to play,” monetize the players through in-game micro transactions, such as gameplay passes and durable goods which run through the Microsoft marketplace.

Super League Arcade & ABX: Our more recently launched owned and operated game worlds in Roblox, these open-world games are targeted to more competitive esports gamers and anime enthusiasts respectively. These game worlds attract targeted players and offer a channel for brands and advertisers, along with in-game player transactions, such as gameplay passes and durable goods through the Roblox marketplace.

Framerate:  Framerate is a fast-growing social video network in gaming, generating tens of millions of monthly views, with multiple channels across social media, namely Instagram and Tik Tok. Targeting more young-adult gamers and creators, Framerate enables gamers to submit their own user-generated highlight reel for recognition, and channels for us to package and monetize to meet advertisers’ objectives.

Our brand partner and creator facing digital properties include:

Super Games:  One of the preeminent game creation resources in virtual world game platforms, our Super Games publishing capability provides bespoke game development and custom game experiences within our owned and affiliate game worlds and is a power source connecting our developer network to our brand partners.

Super Biz: Our proprietary suite of metaverse media products and analytics connecting brands and advertisers to hundreds of Roblox games and our extensive Minecraft audiences. Through our technology, we partner with game developers to bring innovative ad inventory and custom brand experiences into game worlds, allowing developers to participate in our advertising economy and benefit from our analytics to continually enhance player experience.

Super Studios: Super Studios is our fully virtual production studio providing state-of-the-art, scalable solutions for video, television, and branded content, powered by our patented Super View technology, offering a browser-based, fully remote control room solution. Whether for the creation and broadcast of premium content, or monitoring productions from remote locations, Super Studios and Super View are an innovative, affordable solution to deliver compelling content to meet advertiser objectives and generate additional sources of revenue.

Super Mob:  Our experience and accessible pool of gaming influencers, both on and off platform, allows us to offer a full 360-soltuion for brands and advertisers. This advertising amplification not only allows us to maximize campaign objectives, but also to obtain a greater share of advertisers’ wallets with our end-to-end solution, increasing our related revenue generating opportunities.

Monetization

Innovative Advertising

The highly sought-after Generation Z and Alpha audience is increasingly difficult for brands to reach due to the fragmentation of content distribution channels, ad-blocking technology and a sentiment against overt marketing and promotion. Our ability to uniquely aggregate a diverse, global user base across young age ranges, skill levels and game genres and embed direct, authentic branded product placement creates a base of high-quality, premium advertising inventory attractive to brands and advertisers. We stand for inclusive, fair and fun gameplay and entertainment and believe that our brand is at the forefront of the new, more social and creation-centric gaming experience, providing a positive access point for both endemic and non-endemic brands to reach these mainstream audiences.

We have experienced significant organic and inorganic growth in our audience, further expanding our premium advertising inventory, increasing deal-sizes and strong repeat buying across the advertiser verticals of retail, entertainment, toys, fashion, consumer packaged goods, and automotive. We further developed our in-house direct sales capability to monetize our domestic experiential and media inventory and launched a global network of resellers to sell our international media inventory on our behalf.

Our various advertiser offerings include:

●	Dedicated, on-platform experiential spaces;

●	Custom integrations into existing, popular games;

●	In-game media placement including digital billboards, 3-D ad products, portals and catalogue units;

●	In-game branded digital goods;

●	Display and video advertising;

●	Social amplification through influencer partnerships;

●	In-stream and in-video custom and banner ad products;

●	Entertainment and competitive play broadcasts, on-demand clips and other custom content;

●	Brand lift studies, performance reporting and advanced analytics; and

●	Children’s Online Privacy and Protection Act (“COPPA”) compliant and kidSAFE-verified inventory.

Direct to Consumer

Direct to consumer revenues are comprised of revenues generated from the growing number of Minecraft and Roblox virtual gaming worlds we operate. An increasing part of our revenue diversification strategy, consumer monetization includes in-game items, e-commerce, game passes and ticketing, and digital collectibles.

Content & Technology

As part of our strategy to provide an end-to-end solution for advertiser objectives, Super Studios and Super View augment our advertiser offer to take a greater share of campaign dollars. Additionally, we leverage our technology and capability to generate content production revenues with third-parties and support our ability to syndicate and monetize our sizable library of our own and player-generated entertainment content.

Industry

According to Statista (2022), there are over 3 billion gamers on the planet and more than 500 million monthly active players in metaverse, open-world game platforms, namely Roblox, Minecraft and Fortnite. Generation Z spends 7.2 hours per week hanging out with friends in immersive spaces, two times more than in real life per the Newzoo Gen Z & Alpha report (2022), which is relevant to advertisers. Per Newzoo (2022), immersive content warrants a 252% higher engagement rate, and 33% of 13 to 39 year olds say their virtual life influences their real-world life interests.

Other notable trends that amplify these statistics:

●	The rise of metaverse, open-world gaming as preferred social channels that go way beyond the traditional concept of gaming;

●	The democratization of content creation, launching self-produced social content platforms and new creator economies;

●	The further disaggregation of content and increasing underperformance of traditional digital advertising channels forcing advertisers to find new solutions;

●	With smarter screens, an increasing consumer expectation for more personalized, customized and interactive web experiences;

●	Cross-generational reach of gaming as a lifestyle trend placing it at the intersection of pop culture, cutting broadly across dimensions, and;

●	Younger generations live a blended life where digital and physical personas are viewed as one, driving cross-over consumer preference.

Our Scalable Technology Platform

Our platform is focused on the creator and player journey and provides innovative ways for brands and advertisers to engage with audiences of gaming enthusiasts. We access players and creators through our vast network of digital game worlds and content channels and then drive them into branded digital experiences through our media products and creator tools. Our proprietary cloud-based platform serves three core functions (i) advertising technology (ii) metaverse game experience and tournament technology, and (iii) fully remote production and livestream broadcast technology. Furthermore, our platform enables digital tools for scale, including, but not limited to, data services, event creation and management, ecommerce, advertising technology, COPPA compliance, search engine optimization, and email and mobile marketing.

Our advertising technology, both in the size of monetizable ad products and the creator tool suite, was materially expanded with the acquisitions of Bloxbiz Co. (doing business as, and hereinafter referred to as “Super Biz”) and Bannerfy, Ltd. (rebranded to “Super Biz”) during the year ended December 31, 2021 (“Fiscal Year 2021”). In addition to Super League’s original owned and operated consumer reach, including, but not limited to, Minehut, our Roblox games worlds and Framerate, advertisers can now reach tens of millions of monthly metaverse players in-game through our distributed game world network and hundreds of millions of viewers in-stream distributed across social media channels including YouTube, TikTok and Instagram. This, coupled with custom brand integrations and content, powerful campaign analytics and insights and compliance, offers an immersive and high-performing marketing channel for brands and advertisers. Specifically, our turnkey metaverse ad products are a progressive and differentiated way for advertisers to embed natively into games through dynamic digital billboards, interactive 3-D characters, and portals to access their target audience by enhancing the gaming experience without interrupting the play itself. These are high-performing ad units; for example, our digital billboard impressions are ten seconds of cumulative view time offering a best-in-class benchmark for in-game advertising. In addition, we ensure viewability with advanced technology that observes if ads are on screen, unobstructed, meet a screen coverage threshold, and other requirements set by Interactive Advertising Bureau (“IAB”) which translates into our premium CPM business model.

Additionally, a core differentiator for Super League is our ability to deliver Roblox metaverse game worlds and experiences along with bespoke tournaments and entertainment content through our Super Studio’s game technology and capability. Beyond our hundreds of Roblox partner game worlds, we have deepened our internal capability to create compelling gaming and custom metaverse Minecraft experiences for our player bases in our Minehut, Mineville and Pixel Paradise properties, as well as extending that capability to virtual world platforms such as Fortnite and The Sandbox.

Finally, from our earliest inception we utilized a local hardware solution to create interactive physical spaces for in-person gaming experiences. In doing so, we created a second-screen perspective that would make the experience more immersive for players and entertaining for spectators, much like professional sporting events, resulting in our Super Studios capability powered by Super View, our patented, fully-remote visualization, production and broadcast technology. Super View automates and scales various gameplay processes and functions that would otherwise need to be accomplished manually. These processes and functions primarily include ways to ensure that visualizations of gameplay and other value-added data and graphics are both captured and delivered efficiently and timely supported by computer vision to glean key events, graphics and data from the game screen. Since COVID-19, we have augmented our virtual control room with remote monitoring and communications and enhanced broadcast-level graphics, for an end-to-end, cloud-based production system built around Super View’s proprietary workflow.

Our Growth Strategy

Our core strategy is to further monetize the audience reach we have built on existing metaverse, or “open-world” game platforms and begin applying that smart backbone to other virtual world engines for extended reach and diversification of revenues. We have several leverage points including:

●	Deepen our owned metaverse game worlds to grow direct to consumer revenues.
●	Grow our publishing, media and creator tool suite to expand audience and further drive average advertiser deal-size.
●	Expand and optimize our global network of sales partnerships to further monetize our international audience reach.
●	Increase domestic sales force effectiveness resulting in higher salesperson throughput and net revenue.
●

Move beyond our advertising model by applying our end-to-end immersive experience and media engine to new platforms for ownable and third-party intellectual property for greater control and share of the consumer experience, digital economy, digital to physical crossover, and first-party data.

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

As of the date of this Report, we have one pending patent application and five issued patents, and various trademark applications, most of which are granted and some of which are currently pending, covering our technologies and brands, as more specifically set forth below. We intend to file additional applications for the grant of patents and registration of our trademarks in the United States and foreign jurisdictions as our business expands. Our issued patents relate to methods of visualization of gameplay across a wide array of game titles for the purpose of content creation and broadcasting. These visualizations manifest as web streams with related textual, graphical, and video content targeted for consumption by audiences across various streaming and VOD platforms such as Twitch and YouTube. To achieve these visualizations, we leverage patent protected technology that places “camera” characters into certain games alongside the competing players, and use the perspective of the ‘camera’ character to provide unique views into the action. We also have pending patent applications for certain bleeding edge virtualization methods that allow us to generate, at scale, many concurrent visualizations from the cloud.

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

Our Corporate Values and Company Culture

Super League is a creator-first company, a credo embraced by every employee. We are committed to empowering our creators, energizing our players and entertaining fans through our vibrant and immersive gameplay experiences, innovative creator tools and viewing entertainment. Because we have successfully built our own metaverse gaming worlds and content network over the course of several years, we deeply understand the ecosystem of players and creators and what it takes to help brands and advertisers navigate this this new social channel in an authentic and engaging way. Our corporate brand values are:

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

Employees and Labor Relations

As of December 31, 2022, we had 101 full-time and full-time equivalent employees. Additionally, we occasionally enter into service agreements with independent contractors, on an as-needed basis, to perform certain services. As of December 31, 2022, four of our full-time employees were subject to fixed-term employment agreements with us, and all other employees served at-will pursuant to the terms set forth in their offer letters.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

Risks Related to Our Business and Industry

●	our significant past operating losses and any inability to maintain profitability or accurately predict fluctuations in the future;

●	a rapidly developing and relatively new market;

●	inability to sustain or manage our growth, or otherwise implement our business strategies;

●	loss of advertising revenue;

●	inability to maintain an effective revenue model;

●	reduction in activity by material clients and/or vendors;

●	ineffective marketing and/or advertising efforts;

●	our ability to maintain and promote our company culture;

●	competition in our industry;

●	ability to attract, maintain, and retain licenses for popular games on our platforms;

●	ability to enter into definitive license agreements with certain game publishers;

●	ability to maintain and acquire new users and creators;

●	our ability to maintain, enhance, and promote our brand;

●	negative perceptions about our brand, platform, content, leagues, tournaments, and/or competitions;

●	anticipating and adopting changes to new technologies, business strategies, and/or methods;

●	actual or perceived security breaches, as well as errors, vulnerabilities or defects in our software and/or products, and in software and/or products of third-party providers;

●	reliance on server functionality;

●	the interoperability of our products and services across third-party services and systems;

●	security breaches and cyber threats;

●	system failures, outages, and/or disruption due to certain events and interruptions by man-made problems;

●	our ability to hire, retain and motivate highly skilled personnel; and

●	our reliance on assumptions and estimates to calculate certain key metrics.

Regulatory and Legal

●	complex and evolving U.S. and foreign laws and regulations;

●	changes in tax laws or regulations regarding us or our customers;

●	decreased levels of traffic due to intensified government regulation of the Internet industry;

●	liability in the event of a violation of privacy regulations, data privacy laws, and/or child protection laws;

●	lawsuits or liability arising as a result of the Company providing its products and/or services; and

●	lawsuits or liability as a result of content published through our products and services.

Intellectual Property and Technology

●	current and future litigation related to intellectual property rights;

●	our failure to protect our intellectual property rights; and

●	piracy, unauthorized copying, and other forms of intellectual property infringement.

Governance Risks and Risks Related to Our Common Stock

●	provisions of Delaware law and our certificate of incorporation and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us;

●	low trading volume of our common stock;

●	the volatility of the trading price of our common stock;

●	our policy of not paying cash dividends on our common stock;

●	lessened disclosure requirements due to our status as an emerging growth company; and

●	increased share-based compensation expense due to granted equity awards.

General Risk Factors

●	actual or threatened epidemics, pandemics, outbreaks, or other public health crises;

●	changes in the state of the U.S. economy and a return to volatile or recessionary conditions; and

●	risks generally associated with the entertainment industry.

Risks Related to Our Business and Industry

We have incurred significant losses since our inception, and we may continue to experience losses in the future.

Including a noncash goodwill impairment charge of $50.3 million recorded during the year ended December 31, 2022, the Company incurred net losses of $85.5 million and $20.7 million during the years ended December 31, 2022 and 2021, respectively. Noncash expense totaled $60.6 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $210.7 million (including fiscal year 2022 noncash goodwill impairment charges of $50.3 million). We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

●	investments in bandwidth to support our video streaming functionality;

●	contract labor costs and other costs to host our leagues and tournaments;

●	costs to retain and attract users and creators and license first tier game titles, grow our online user community and generally expand our business operations;

●	hiring additional employees;

●	expansion of our operations and infrastructure, both domestically and internationally; and

●	general administration, including legal, accounting and other costs related to being a public company.

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

We intend to continue implementing our business strategy with the expectation that there will be no material adverse developments in our business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could have a material adverse impact on our activities, including (i) reduction or delay of our business activities, (ii) forced sales of material assets, (iii) defaults on our obligations, or (iv) insolvency. Our planned investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate revenue sufficient to offset our expected cost increases and planned investments in our business and platform. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern. Our independent registered public accountants have expressed that substantial doubt exits as to the Company’s ability to continue as a going concern.

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

For the year ended December 31, 2022 (“Fiscal Year 2022”) and Fiscal Year 2021, one customer accounted for 8% and one customer accounted for 12% of revenue, respectively. At December 31, 2022, three customers accounted for 33% of accounts receivable. At December 31, 2021, three customers accounted for 35% of accounts receivable. At December 31, 2022, one vendor accounted for 10% of accounts payable. At December 31, 2021, one vendor accounted for 21% of accounts payable.

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

We believe we have successfully iterated our business model through market insights, and our organic and inorganic growth to establish scale and ultimately drive our monetization strategies. Our strong and growing product-market fit currently reaches over 100 million monthly unique players in Roblox, Minecraft and Fortnite and generates over one billion monthly impressions. We view our KPIs as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our KPI growth rate has fluctuated in the past and may slow in the future due to various factors. As COVID-19 related shelter-in-place orders are lifted and children return to school, we have seen growth rates moderate in certain markets. Other factors including: the introduction of new experiences on our platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our KPIs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic moderate. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in KPIs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our KPI growth rate slows or becomes stagnant, or we have a decline in KPIs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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

We regularly review metrics and KPIs, including monthly unique players and monthly impressions to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. Our metrics and estimates may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. If our estimates are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our common stock to decline, our reputation and brand could be harmed.

While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our service offerings are used and as a result, the metrics may overstate the number of monthly unique players and monthly impressions. For example, there may be users who have multiple accounts, fake user accounts, or fraudulent accounts created by bots to inflate user activity for a particular developer or creator, thus making the developer or creator’s experience or other content appear more popular than it really is. We strive to detect and minimize fraud and unauthorized access to our service offerings, and these practices are prohibited in our terms of service and we implement measures to detect and suppress that behavior. Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.

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

The integration of acquisitions, including the 2021 Acquisitions, requires significant time and resources, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience, and we may not manage these processes successfully. We continue to make substantial investments of resources to support our acquisitions, including the 2021 Acquisitions, which has in the past resulted, and we expect will in the future result, in significant ongoing operating expense and the diversion of resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

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

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment, especially in regard to regulation of data protection, in the U.K. and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The U.K. formally left the European Union on January 31, 2020 and began a transition period which expired on December 31, 2020. In particular, while the U.K. has implemented legislation that implements and complements the GDPR, with penalties of noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, it is unclear how data transfers to and from the United Kingdom will be regulated. The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. Although player interaction on our platform is subject to our privacy policies, end user license agreements (“EULAs”), and terms of service, if we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and/or harm our business.

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

Currently, we have one patent application pending, 187 registered trademarks and eighteen pending trademark applications, along with licenses from game publishers to utilize their proprietary games. For our pending patent application we cannot assure you that we will be granted patents pursuant to our pending applications as well as future patent applications we intend to file. Even if our patent applications succeed, it is still uncertain whether these patents will be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. It is also possible that the intellectual property rights of others will bar us from licensing and from exploiting any patents that issue from our pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our pending patent and trademark applications may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

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

We have not paid cash dividends in the past and do not expect to pay cash dividends on our common stock in the future. Any return on investment will likely be limited to the value of our common stock.

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

Our issuance of additional shares of preferred stock could adversely affect the market value of our common stock, dilute the voting power of common stockholders and delay or prevent a change of control.

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 9,994,641 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of March 29, 2023, we had the following shares of Preferred Stock outstanding: 5,359 shares of Series A Preferred Stock, 1,297 shares of Series A-2 Preferred Stock, 1,733 shares of Series A-3 Preferred Stock, 1,934 shares of Series A-4 Preferred Stock and 2,299 shares of Series A-5 Preferred Stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

Further, the issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock. The issuance of shares of preferred stock may also have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

The holders of Series A Preferred Stock are entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions.

From November 2022 to January 2023, we issued 12,622 shares of our (i) Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”); (ii) Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred”); (iii) Series A-3 Convertible Preferred Stock, par value $0.001 per share (the “Series A-3 Preferred”); (iv) Series A-4 Convertible Preferred Stock, par value $0.001 per share (the “Series A-4 Preferred”) and (v) Series A-5 Convertible Preferred Stock, par value $0.001 per share (the “Series A-5 Preferred”, and, collectively with the Series A Preferred, Series A-2 Preferred, Series A-3 Preferred and Series A-4 Preferred, the “Series A Stock”), to a group of accredited investors (collectively, the “Investors”), pursuant to a certain placement agency agreement.

The holders of our Series A Stock are generally entitled to vote with the holders of our common stock on all matters submitted for a vote of our stockholders (voting together with the holders of common stock as one class) on an as-converted basis. Additionally, the consent of the holders of a majority of the outstanding shares of Series A Stock is required in order for us to take certain actions, including issuances of securities that are senior to, or equal in priority with, the Series A Stock. As a result, the holders of Series A Stock may in the future have the ability to influence the outcome of certain matters affecting our governance and capitalization.

As of March 29, 2023, there were 12,622 shares of our Series A Preferred Stock outstanding, which are convertible without payment of additional consideration, into 22.4 million shares of our common stock, subject to certain ownership limitations. The conversion of the outstanding shares of our Series A Stock into common stock would be substantially dilutive to existing stockholders. Any dilatation or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For Fiscal Year 2022 and Fiscal Year 2021, we recorded share-based compensation expense of $4.3 million and $2.4 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

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

We have significant intangible assets recorded on our consolidated balance sheets as of December 31, 2022. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our consolidated financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

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

Changes in the state of the U.S. economy and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021, at a combined rate of approximately $12,000 per month.

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

As of March 22, 2023, we had 164 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Equity Securities

No unregistered securities were issued during the years ended December 31, 2022 and 2021 that were not previously reported.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

ITEM 6. [Reserved]

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

General

Super League Gaming, Inc. is a leading publisher of games, monetization tools and content channels across metaverse gaming platforms that empower developers, energize players, and entertain fans. Our solutions provide incomparable access to an audience consisting of players in the largest global metaverse game environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, the company’s platform includes access to vibrant in-game communities, a leading metaverse advertising platform, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, cloud-based livestream production tools, and an award-winning esports invitational tournament series. Super League’s properties deliver powerful opportunities for brands and advertisers to achieve impactful insights and marketing outcomes with gamers of all ages.

We generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, game passes and ticketing and digital collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party content. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business.

Matters Affecting Comparability

Impairment of Goodwill. As described in more detail at Note 2 to the consolidated financial statements elsewhere herein, we performed goodwill impairment tests as of September 30, 2022 and December 31, 2022, resulting in aggregate goodwill impairment charges of $50,263,000 for Fiscal Year 2022.

Acquisitions. During Fiscal Year 2021, we completed the acquisitions described below under the heading, “Acquisitions Consummated during Fiscal Year 2021.”

Executive Summary

During Fiscal Year 2022, management continued to focus on monetization with respect to our three primary revenue streams: (1) advertising revenues, (2) content revenues, and (3) direct to consumer revenues. In addition to the strong key performance indicator (“KPI”) performance during the periods presented, as described herein, we: (i) continued our focus on our premium advertising model and the monetization of our growing premium advertising inventory, including increased revenues generated from direct advertising sales, and from our global network of resellers focusing on selling our international media inventory on our behalf; (ii) continued to focus on the monetization of our original and user generated content library and remote production and broadcast capabilities, which emerged as a component of revenue in 2020; (iii) continued to focus on the monetization of the gamer and creator through direct-to-consumer offers, including increases in sales of digital goods with our Minehut, Mineville and Pixel Paradise digital properties; and, (iv) continued to unlock new ways that our content production technology can extend beyond esports, into other entertainment formats representing revenue growth opportunities in the current and future periods. We expect to continue to grow our advertising pipeline across various verticals with the capability to provide brands and advertisers with targeted, high-quality integrations that warrant premium costs per impressions (“CPM”) advertising rates.

Acquisitions Consummated during Fiscal Year 2021 (the “2021 Acquisitions”)

The 2021 Acquisitions were comprised of the following:

●

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

●

Acquisition of Bannerfy, LTD. On August 24, 2021, the Company completed the acquisition of Bannerfy, Ltd., (“Bannerfy”), an intelligent technology platform that enables digital video and live streaming creators to collaborate with tier one sponsors on their social media channels including YouTube through scalable and custom premium placements.

●

Acquisition of Super Biz. On October 4, 2021, the Company acquired (i) substantially all of the assets of Super Biz, and (ii) the personal goodwill of the founders regarding Super Biz’s business, as described at Note 5. Super Biz is a dynamic ad platform designed specifically for metaverse environments. Super Biz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics. The acquisition allowed us to execute on our strategic plans to extend our existing and expanding presence and reach in the metaverse.

During the periods presented, we experienced significant organic and inorganic growth in our audience, further expanding our premium advertising inventory, increasing deal-sizes and strong repeat buying across the advertiser verticals of retail, entertainment, toys, fashion, consumer packaged goods, and automotive, while upholding our premium CPM advertising rates and margins, further validating a new premium social marketing channel for advertisers to reach elusive Generation Z and Alpha gamers. We further developed our in-house direct sales capability to monetize our domestic experiential and media inventory and launched a global network of resellers to sell our international media inventory on our behalf. In addition, we have deepened our product and engineering functions with specific expertise in metaverse game design, advertising technology, creator tool development, and data and analytics.

As an early-mover creating engaging experiences inside of metaverse game platforms, we converted our deep understanding of young gamers into significant audience reach in virtual world gaming platforms. We believe we have successfully iterated our business model through these market insights, and our organic and inorganic growth to establish scale and ultimately drive our monetization strategies. Our strong and growing product-market fit currently reaches over 100 million monthly unique players in Roblox, Minecraft and Fortnite and generates over one billion monthly impressions. Our software supports the creation and operation of our owned and third-party metaverse gaming worlds and experiences, along with creator tools and analytics underpinned by a creator economy. These tools enable Super League to access these extended audiences with our innovative in-game and in-stream ad products, and allow our game designers and content creators to participate in our advertising economy. Our analytics suite provides Super League, brands and advertisers, and game developers data that informs campaign measurement and insights, along with enhanced game design. Beyond our primary advertising revenue stream, we have the opportunity to extend further downstream in the metaverse gaming worlds we operate, and generate direct to consumer revenues. In addition, our platform, and our capability to produce compelling gaming-centric video and livestream broadcasts drives viewership to our own and our brand partner’s digital channels, and generates content production and syndication revenues from third party partners.

Specifically, Super League’s digital experience and media products provide a wide range of solutions for brands and advertisers. From branded in-game experiences, through to custom content and media, Super League can provide end-to-end solutions for brands to acquire customers, deepen brand affinity and deliver campaign performance with innovative advertising inventory. Additionally, our capability and proprietary technology is now being applied to new virtual world platforms beyond our core offering and is proving to be an enterprise solution for our owned and branded digital experiences that are less temporal and campaign-centric, generating revenue opportunities that are more diversified, annual in nature and less impacted by traditional advertising seasonality.

Through our organic and inorganic growth in Fiscal Year 2022 and Fiscal Year 2021, our premium advertising inventory and offer to brands has expanded significantly, which allows us to offer premium engagement with advertiser’s and brand’s targeted audiences, in a safe, trusted and measurable way, through deep, multi-faceted campaigns leading to growth in the size and scope of our advertising deals to attract a larger share of advertisers’ wallets.

During the second half of Fiscal Year 2021 and throughout Fiscal Year 2022, we also focused on continuing to forge strategic partnerships to create a global reseller network to augment our direct salesforce efforts. These partners have breadth and depth across all of the significant industry verticals along with global geographic coverage, which we believe will facilitate the acceleration of the rollout and awareness for our innovative ad products and drive the acceleration of future monetization.

On June 13, 2022 Super League Gaming, Inc. entered into an investor relations consulting agreement with MZHCI, LLC.

Delisting Notice

On October 4, 2022, we received a letter (the “Letter”) from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Letter has no immediate effect on the listing of our common stock on the Nasdaq Capital Market.

The Company intends to monitor the closing bid price of its Common Stock. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from October 4, 2022 to April 3, 2023. If the Company does not regain compliance with the minimum bid price requirement by April 3, 2023, Nasdaq may grant the Company a second 180-day period to regain compliance. To qualify for this additional 180-day compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

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

Although we were impacted by the general deferral in advertising spending by brands and sponsors resulting from the COVID-19 pandemic for a significant portion of the year ended December 31, 2020 (“Fiscal Year 2020”), we reported significant quarter over quarter growth in revenue in the second half of Fiscal Year 2020, Fiscal Year 2021 and Fiscal Year 2022, and we expect to continue to expand our advertising revenue and revenue from the sale of our proprietary and third-party user generated content in future periods, as we continue to expand our advertising inventory, viewership and related sales activities. For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A.“"Risk Factors”" in elsewhere herein.

Results of Operations for the Fiscal Years Ended December 31, 2022 and 2021

We derived the financial data as of and for the years ended December 31, 2022 and 2021, set forth below, from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those audited consolidated financial statements and related notes thereto, as well as the information found under this section. Our historical results are not necessarily indicative of the results to be expected in future periods. All references to “Note,” followed by a number reference from one to eleven herein, refer to the applicable corresponding numbered footnotes to the consolidated financial statements contained elsewhere herein.

The following table sets forth a summary of our results of operations for the fiscal years ended December 31, 2022 and 2021:

	Fiscal Year		Change
	2022	2021	$	%
REVENUE	$19,677,000	$11,672,000	$8,005,000	69%
COST OF REVENUE	11,162,000	6,547,000	4,615,000	70%
GROSS PROFIT	8,515,000	5,125,000	3,390,000	66%
OPERATING EXPENSE
Selling, marketing and advertising	12,036,000	9,670,000	2,366,000	24%
Engineering, technology and development	15,876,000	11,100,000	4,776,000	43%
General and administrative	12,094,000	9,435,000	2,659,000	28%
Contingent consideration	3,206,000	-	3,206,000	100%
Impairment of goodwill	50,263,000	-	50,263,000	100%
Total operating expense	93,475,000	30,205,000	63,270,000	209%
NET LOSS FROM OPERATIONS	(84,960,000)	(25,080,000)	(59,880,000)	239%
OTHER INCOME (EXPENSE), NET	(696,000)	1,221,000	(1,917,000)	(157)%
Loss before benefit from income taxes	(85,656,000)	(23,859,000)	(61,797,000)	259%
Benefit from income taxes	205,000	3,111,000	(2,906,000)	(93)%
NET LOSS	$(85,451,000)	$(20,748,000)	$(64,703,000)	312%

Comparison of the Results of Operations for the Fiscal Years Ended December 31, 2022 and 2021

Revenue

	Fiscal Year		Change
	2022	2021	$	%
Advertising and sponsorships	$13,957,000	$8,005,000	$5,952,000	74%
Content	3,911,000	2,264,000	1,647,000	73%
Direct to consumer	1,809,000	1,403,000	406,000	29%
	$19,677,000	$11,672,000	$8,005,000	69%

	Fiscal Year
	2022			2021
Number of customers > 10% of revenue / percent of revenue	-	/	-	One	/	12%
By revenue category:
Advertising and sponsorships	-	/	-	One	/	12%

●

Advertising and sponsorship revenue increased driven primarily by a $3,795,000, or 53% increase in our direct sales advertising revenue, reflecting a 21% increase in our direct sales advertising revenue generating customers, driven by the growth of our premium in-game and in-stream advertising inventory, due in part to a full twelve months of revenues related to our FY 2021 Acquisitions, and an approximately 26% increase in the related average revenue per customer for Fiscal Year 2022, as compared to the prior year comparable period. The increase also reflects a $2,391,000, or 492% increase in reseller advertising revenues reflecting the continued expansion of our global network sales partnerships focused on the expansion and acceleration of monetization of our unique advertising inventory.

●

Content sales revenue increased $1,647,000, or 73% driven primarily by a 24% increase in content sales revenue generating customers and an 11% increase in average content sales revenue per customer. The increase also included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer, which was completed during the first quarter of Fiscal Year 2022.

●

Direct to consumer revenue for Fiscal Year 2022 increased $406,000, or 29%, compared to the comparable prior year. Direct to consumer revenue is primarily comprised of revenue generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community, and direct to consumer in-game platform sales revenue through the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, within our Mineville and Pixel Paradise gaming servers. Our Mineville and Pixel Paradise gaming servers leverage the flexibility of the Microsoft Minecraft Bedrock platform, are powered by our InPvP cloud architecture technology, and represent two of the seven official Microsoft Minecraft partner servers. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

Cost of Revenues

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, developers, content capture and production services, direct marketing, cloud services, software, prizing, revenue sharing fees and venue fees. Cost of revenue fluctuates period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, advertising campaigns and content sales activities occurring each period.

Cost of revenue increased $4,615,000, or 70%, driven primarily by, and consistent with, the 69% increase in related revenues for Fiscal Year 2022.

Operating Expense

	Fiscal Year		Change
	2022	2021	$	%
Selling, marketing and advertising	$12,036,000	$9,670,000	$2,366,000	24%
Engineering, technology and development	15,876,000	11,100,000	4,776,000	43%
General and administrative	12,094,000	9,435,000	2,659,000	28%
Contingent consideration	3,206,000	-	3,206,000	100%
Impairment of goodwill	50,263,000	-	50,263,000	100%
Total operating expense	$93,475,000	$30,205,000	$63,270,000	209%

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Fiscal Year		Change
	2022	2021	$	%
Selling, marketing and advertising	$1,079,000	$934,000	$145,000	16%
Engineering, technology and development	389,000	288,000	101,000	35%
General and administrative	2,795,000	1,159,000	1,636,000	141%
Total noncash stock-based compensation expense	$4,263,000	$2,381,000	$1,882,000	79%

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 270,000 PSUs, based on satisfaction of market related vesting conditions during the three-year period commencing on January 1, 2022, as described at Note 2 to the consolidated financial statements included elsewhere herein. A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied. Noncash stock compensation expense related to the PSUs totaled $2,142,000 for Fiscal Year 2022.

Amortization expense for the periods presented was included in the following operating expense line items:

	Fiscal Year		Change
	2022	2021	$	%
Sales, marketing and advertising	$2,104,000	$1,180,000	$924,000	78%
Engineering, technology and development	2,326,000	1,556,000	770,000	49%
General and administrative	1,199,000	451,000	748,000	166%
Total amortization expense	$5,629,000	$3,187,000	$2,442,000	77%

The net increase in selling, marketing and advertising expense was primarily due to the following:

●	Selling, marketing and advertising personnel costs increased $1,172,000 or 18%, driven by the addition of 11 former Mobcrush employees in connection with the acquisition of Mobcrush and organic growth in connection with the increase in our inhouse direct sales and marketing team focused on monetization and personnel in our creative and content functions. The Fiscal Year 2022 period includes twelve months of net expense related to employees acquired in connection with the June 2021 acquisition of Mobcrush, compared to seven months of net expense for Fiscal Year 2021.

●	Increase in noncash stock compensation expense totaling $145,000 driven by the impact of noncash compensation expense related to the PSUs issued on January 1, 2022, as described above.

●

The increase in selling, marketing and advertising expense also included a full year of amortization of partner, customer and advertiser related intangible assets acquired in connection with the 2021 Acquisitions, totaling $2,104,000 for Fiscal Year 2022. 2021 Acquisition related amortization of partner, customer and advertiser related intangible assets for Fiscal Year 2021 totaled $1,180,000, reflecting partial 2021 Acquisition related amortization for the period from the respective acquisition closing dates to December 31, 2021.

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

The net increase in engineering, technology and development costs was primarily due to the following:

●

Engineering and product function personnel costs increased $3,545,000 or 106%, driven by an increase in engineering and product function personnel associated with the 2021 Acquisitions and Fiscal Year 2022 organic growth in personnel in connection with an increase in staffing of our in-house product and engineering team focused on the development and enhancement of our product and technology offerings and platforms. Fiscal year 2022 includes approximately twelve months of net expense related to employees acquired in connection with the 2021 Acquisitions, compared to a partial period of net personnel expense for the Fiscal Year 2021, for the periods from the respective acquisition closing dates to December 31, 2021. The increase in engineering and product function personnel was partially offset in connection with ongoing investment prioritization and cost optimization activities, which resulted in a net decrease of 13 full-time engineering and product function personnel during the second half of Fiscal Year 2022.

●

The increase in engineering, technology and development costs for Fiscal Year 2022 also reflected an increase in cloud services and other technology platform costs totaling $240,000, primarily reflecting costs resulting from our 2021 Acquisitions, as well as continued strong engagement across our digital properties.

●

The increase also included a full year of amortization of developed technology related intangible assets acquired in connection with the 2021 Acquisitions totaling $1,349,000 for Fiscal Year 2022. 2021 Acquisition related amortization of developed technology related intangible assets for Fiscal Year 2021 totaled $631,000, reflecting partial 2021 Acquisition related amortization for the period from the respective acquisition closing dates to December 31, 2021.

General and Administrative. General and administrative expense for the periods presented was comprised of the following:

	Fiscal Year		Change
	2022	2021	$	%
Personnel costs	$2,901,000	$2,460,000	$441,000	18%
Office and facilities	249,000	175,000	74,000	42%
Professional fees	1,247,000	1,330,000	(83,000)	(6)%
Stock-based compensation	2,795,000	1,159,000	1,636,000	141%
Depreciation and amortization	1,306,000	524,000	782,000	149%
Other	3,596,000	3,787,000	(191,000)	(5)%
Total general and administrative expense	$12,094,000	$9,435,000	$2,659,000	28%

The net increase in general and administrative expense for the periods presented was primarily due to the following:

●	Personnel costs increased primarily due to net increases in headcount in our finance and accounting function, human resources and operations functions.

●

Noncash stock compensation expense increased primarily due to $1,665,000 of noncash stock compensation expense recorded in connection with the PSUs granted on January 1, 2022, which vest in five equal tranches based on the achievement of certain Company stock price targets, as described at Note 2 to the consolidated financial statements elsewhere herein.

●

Depreciation and amortization expense included a full year of amortization of trademark, developer and influencer related intangible assets acquired in connection with the 2021 Acquisitions totaling $1,045,000 for Fiscal Year 2022. 2021 Acquisition related amortization of trademark, developer and influencer related intangible assets for Fiscal Year 2021 totaled $318,000, reflecting partial 2021 Acquisition related amortization for the period from the respective acquisition closing dates to December 31, 2021.

During the third quarter of Fiscal Year 2022, the Company rebranded certain products acquired in connection with the acquisition of Mobcrush. As a result, the Company recorded a write down of trademark related intangible assets acquired in connection with the acquisition of Mobcrush totaling $423,000, which is included as a component of amortization expense in general and administrative expense in the accompanying consolidated statement of operations for Fiscal Year 2022.

●	Other general and administrative expense decreased driven by a 38% decrease in D&O insurance premiums for the 2022-2023 policy period, which covers the period from March 2022 to February 2023.

Contingent Consideration

During Fiscal Year 2022, the Company determined that it was probable that the contingency associated with the Initial Earn Out Period (as defined at Note 5 to the consolidated financial statements) would be met in accordance with the terms of the Super Biz Purchase Agreement (as defined at Note 5 to the consolidated financial statements), and the applicable amounts were reasonably estimable, resulting in a charge to compensation expense totaling $3,206,000 (including approximately 988,000 shares of common stock valued at $0.336, the closing price of our common stock as of December 31, 2022), which is reflected in the consolidated statement of operations for the year ended December 31, 2022. Refer to Note 5 for additional information.

Impairment of Goodwill

As described at Note 2 to the consolidated financial statements elsewhere herein, we performed goodwill impairment tests as of September 30, 2022 and December 31, 2022 (“Measurement Dates”). We utilized the market capitalization of the Company (Level 1 observable input) as of the respective Measurement Dates to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying the applicable measurement date stock prices and the common shares outstanding as of the respective Measurement Dates. The market capitalization approach was utilized to estimate the fair value of our single reporting unit due to the significance of the decline in stock price as of the respective Measurement Dates, resulting in a market capitalization that was below the net book value of our single reporting unit as of the respective Measurement Dates. As of September 30, 2022, based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million resulting in a goodwill impairment charge of $42.0 million, which was reflected in the consolidated statement of operations for the third quarter of Fiscal Year 2022. As of December 31, 2022, based on the analysis, the estimated fair value of our reporting unit was $12.6 million, compared to a carrying value of our single reporting unit of $27.5 million, resulting in a fourth quarter 2022 goodwill impairment charge of $8.3 million, reflecting the write down of the remaining balance of goodwill for our single reporting unit.

Other Income (Expense)

On May 16, 2022, the Company entered into a securities purchase agreement with three institutional investors providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000 (of which 8% was an original issue discount) which accrues interest at a guaranteed annual rate of 9% per annum, as described below and at Note 6 to the consolidated financial statements elsewhere herein. Convertible note related interest expense for Fiscal Year 2022 totaled $670,000, which was comprised of interest expense totaling $389,000, and the amortization of original issue discount totaling $280,000.

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

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $2.5 million and $14.5 million at December 31, 2022 and 2021, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities, as described below.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Including a noncash goodwill impairment charge of $50.3 million in Fiscal Year 2022, the Company incurred net losses of $85.5 million and $20.7 million during Fiscal Year 2022 and Fiscal Year 2021, respectively, and had an accumulated deficit of $210.7 million (including Fiscal Year 2022 noncash goodwill impairment charges of $50.3 million) as of December 31, 2022. For Fiscal Year 2022, net cash used in operating activities totaled $19.8 million.

To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and threats of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by Accounting Standards Codification (“ASC”) 205-40, “Going Concern” (“ASC 205-40”).

Management’s Plans

The Company experienced significant growth in Fiscal Year 2022 and Fiscal Year 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter and year over year increases in recognized revenue across our three primary revenue streams. In Fiscal Year 2022, we focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of costs. Management continues to explore alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

Series A Preferred Stock Financing

During the fourth quarter of Fiscal Year 2022, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 10,323 shares of newly designated Series A, A-2, A-3 and A-4 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, raising net proceeds totaling $8,926,000, after deducting placement agent and other financing costs totaling $1,397,000. In addition, on January 31, 2023, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 2,299 shares of newly designated Series A-5 Convertible Preferred Stock, par value $0.001 per share (collectively with the Series A, A-2, A-3 and A-4 Convertible Preferred Stock, the “Series A Preferred”), at a purchase price of $1,000 per share, raising net proceeds of $2,000,000, after deducting placement agent costs of $299,000.

The Company sold the shares of Series A Preferred pursuant to a Placement Agency Agreement (the “Placement Agency Agreement”) with a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Placement Agent”) for the offer and sale of the Series A Preferred (the “Series A Offering”). In connection with the Series A Offering, pursuant to the terms of the Placement Agency Agreement, the Company paid the Placement Agent an aggregate of $1,697,000 in Placement Agent fees and costs, and will issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase 3,249,974 shares of Common Stock at a weighted average exercise price of $0.56 per share. The Placement Agent Warrants provide for a cashless exercise feature and are exercisable for a period of five years from the Effective Date. In addition, the Company agreed to grant the Placement Agent the right to appoint, subject to the Company’s approval, one representative to serve as a member of the Company’s Board of Directors upon the closing of at least $10 million in the Series A Offering.

Concurrently with the Series A Preferred subscription agreements, the Company and the holders of the Series A Preferred entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A Preferred within 60 days following the final closing of the Series A Offering and to use its best efforts to cause such registration statement to become effective within 90 days of the filing date.

Use of net proceeds from the Series A Offering include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. Pursuant to the terms of the SPA (Note 6), as of March 31, 2023, $4.2 million of the net proceeds were utilized in connection with the partial redemption of the Notes (as defined below).

Securities Purchase Agreement

On May 16, 2022, the Company entered into a securities purchase agreement (the “SPA”) with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% was an original issue discount (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). Each Note accrued interest at a guaranteed annual rate of 9% per annum, matures 12 months from the date of issuance, and was convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $4.00, subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note.

Concurrently with the SPA, the Company and the Note Holders entered into a Registration Rights Agreement, pursuant to which the Company filed a Registration Statement on Form S-3 within 30 days after the closing of the Note Offering. See Note 6 to the consolidated financial statements contained elsewhere in this Report for additional information about the Note Offering.

As of December 31, 2022, the balance of the Notes and related accrued interest totaled $719,000 which was subsequently paid in full in the first quarter of fiscal year 2023.

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

The Purchase Agreement initially precludes us from issuing and selling more than 7,361,833 shares of our common stock, including the Commitment Shares, which number equals 19.99% of our common stock issued and outstanding as of March 25, 2022, unless we obtain stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limits us from directing Tumim to purchase shares of common stock if such purchases would result in Tumim beneficially owning more than 4.99% of the then-outstanding shares of our common stock (subject to an increase to 9.99% at Tumim’s option upon at least 61 calendar days’ notice). See Note 7 to the consolidated financial statements contained elsewhere in this Report for additional information about the Tumim Offering.

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

Cash Flows for the Fiscal Years Ended December 31, 2022 and 2021

The following table summarizes the change in cash and cash equivalents for the periods presented:

	Fiscal Year
	2022	2021

Net cash used in operating activities	$(19,826,000)	$(22,707,000)
Net cash used in investing activities	(1,690,000)	(4,203,000)
Net cash provided by financing activities	9,465,000	33,501,000
Increase (decrease) in cash and cash equivalents	(12,051,000)	6,591,000
Cash and cash equivalents, at beginning of period	14,533,000	7,942,000
Cash and cash equivalents, at end of period	$2,482,000	$14,533,000

Cash Flows from Operating Activities. Net cash used in operating activities for Fiscal Year 2022 primarily reflected our net GAAP loss for Fiscal Year 2022, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included $50,263,000 of goodwill impairment charges, $4,263,000 of noncash stock compensation charges, depreciation and amortization of $5,403,000, and a write down of a trademark related intangible asset totaling $423,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Net cash used in operating activities for Fiscal Year 2021 primarily reflected our net GAAP loss for Fiscal Year 2021, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included $2,381,000 of noncash stock compensation charges, depreciation and amortization of $3,323,000, a noncash gain totaling $1,213,000 in connection with the forgiveness of our PPP Loan in May 2021 and changes in valuation allowance and deferred income taxes totaling $3,073,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities. Cash flows from investing activities were comprised of the following for the periods presented:

	Fiscal Year
	2022	2021
Cash acquired in connection with the acquisition of Mobcrush, net	$-	$586,000
Cash paid in connection with the acquisition of Bannerfy, net	-	(497,000)
Cash paid in connection with the acquisition of Super Biz, net	-	(3,000,000)
Purchase of property and equipment	(149,000)	(22,000)
Purchase of third-party game properties	(500,000)	-
Capitalization of software development costs	(923,000)	(1,065,000)
Acquisition of other intangible and other assets	(118,000)	(205,000)
Net cash used in investing activities	$(1,690,000)	$(4,203,000)

Acquisition of Mobcrush.

On June 1, 2021, we completed the Acquisition of Mobcrush pursuant to which we acquired all of the issued and outstanding shares of Mobcrush. At closing, the Company issued to the former stockholders of Mobcrush an aggregate total of 12,067,571 shares of common stock and reserved an aggregate total of 514,633 shares of common stock for issuance pursuant to stock options to be granted to Mobcrush employees retained in connection with the Acquisition of Mobcrush, resulting in a total of 12,582,204 shares of common stock issued and reserved as consideration for the Acquisition of Mobcrush. Upon completion of the Acquisition of Mobcrush, Mobcrush became a wholly owned subsidiary of the Company. Refer to Note 5 to the consolidated financial statements herein for information regarding assets acquired and liabilities assumed in connection with the Acquisition of Mobcrush.

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

In accordance with the Bannerfy Purchase Agreement, all remaining portions of the Bannerfy Purchase Price subsequent to the payment of the Bannerfy Closing Consideration, up to approximately $4.55 million (the “Contingent Consideration”), is payable upon the achievement of certain revenue and gross profit thresholds for the remainder of Fiscal Year 2021, and each of the fiscal years ending December 31, 2022, and December 31, 2023 (“Earnout Periods”). Refer to Note 5 to the consolidated financial statements herein for additional information.

Acquisition of Super Biz Co.

On October 4, 2021 (“Super Biz Closing Date”), the Company entered into an Asset Purchase Agreement (the “Super Biz Purchase Agreement”) with Super Biz and the founders of Super Biz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Super Biz, and (ii) the personal goodwill of the Founders regarding Super Biz’s business, (the “Super Biz Acquisition”). The consummation of the Super Biz Acquisition (the “Super Biz Closing”) occurred simultaneously with the execution of the Super Biz Purchase Agreement on the Super Biz Closing Date.

On the Super Biz Closing Date, the Company paid an aggregate total of $6.0 million to Super Biz and the Founders, of which $3.0 million was paid in the form of cash and $3.0 million was paid in the form of shares of the Company’s common stock, at a per share price of $2.91, the closing price of the Company’s common stock on the Super Biz Closing Date, as reported on the Nasdaq Capital Market.

Pursuant to the terms and subject to the conditions of the Super Biz Purchase Agreement, up to aggregate amount $11.5 million will be payable to Super Biz and the Founders in connection with the achievement of certain revenue milestones for the period from the Super Biz Closing Date until December 31, 2022 and for the fiscal year ending December 31, 2023 (the “Super Biz Contingent Consideration”). The Super Biz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Super Biz Purchase Agreement. As of December 31, 2022, the Company determined that it was probable that the contingency for the Initial Earn Out Period would be met in accordance with the terms of the Super Biz Purchase Agreement, and the applicable amounts were reasonably estimable, resulting in a charge to compensation expense totaling $3,206,000 (including approximately 988,000 shares of common stock valued at $0.336, the closing price of our common stock as of December 31, 2022), which is reflected in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2022.

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

Purchase of Third-Party Game Property. In June 2022, we purchased Anime Battlegrounds X, a highly rated game on Roblox, from a third-party game developer. The total purchase price of $500,000 was capitalized and is being amortized to cost of revenue over the estimated useful life of 5 years.

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Fiscal Year
	2022	2021

Proceeds from issuance of preferred stock, net of issuance costs (Note 7)	$8,926,000	-
Proceeds from issuance of common stock, net of issuance costs (Note 7)	320,000	$33,390,000
Proceeds from convertible notes, net (Note 6)	4,000,000	-
Payments on convertible notes (Note 6)	(3,781,000)	-
Proceeds from common stock options and purchase warrant exercises	-	111,000
Net cash provided by financing activities	$9,465,000	$33,501,000

Convertible Preferred Stock

During the fourth quarter of Fiscal Year 2022, we entered into subscription agreements with accredited investors relating to offerings with respect to the sale of an aggregate of 10,323 shares of newly designated Series A, A-2, A-3 and A-4 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series A Preferred,” and the individual offerings of Series A Preferred stock hereinafter collectively referred to as the Series A Offerings, as follows:

Date	Series Designation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants
November 22, 2022	Series A	$0.6200	5,359	$5,359,000	$752,000	$4,607,000	8,644,000	1,253,000
November 28, 2022	Series A-2	$0.6646	1,297	1,297,000	169,000	1,128,000	1,952,000	283,000
November 30, 2022	Series A-3	$0.6704	1,733	1,733,000	225,000	1,508,000	2,585,000	375,000
December 22, 2022	Series A-4	$0.3801	1,934	1,934,000	251,000	1,683,000	5,088,000	738,000
Total			10,323	$10,323,000	$1,397,000	$8,926,000	18,269,000	2,649,000

Use of net proceeds from the Series A Offering include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 6, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company is required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the Fiscal Year 2022, $3,621,000 of the net proceeds from the Series A Offerings were utilized in connection with the partial redemption of the Notes.

Convertible Debt.

On May 16, 2022, as summarized above and further described at Note 6, the Company entered into a securities purchase agreement with three institutional investors, providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount. During the third and fourth quarters of Fiscal Year 2022 we made convertible note redemption payments totaling $3,782,000. As of December 31, 2022, the outstanding balance of the Notes and related accrued interest totaled $719,000, which was subsequently paid in full in the first quarter of 2023.

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

The Purchase Agreement initially precludes us from issuing and selling more than 7,361,833 shares of our common stock, including the Commitment Shares, which number equals 19.99% of our common stock issued and outstanding as of March 25, 2022, unless we obtain stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limits us from directing Tumim to purchase shares of common stock if such purchases would result in Tumim beneficially owning more than 4.99% of the then-outstanding shares of our common stock (subject to an increase to 9.99% at Tumim’s option upon at least 61 calendar days’ notice). See Note 7 to the consolidated financial statements contained elsewhere in this Report for additional information about the Tumim Offering. During Fiscal Year 2022, we issued 7,425 shares of common stock pursuant to the Purchase Agreement, at an average price of $1.11, raising net proceeds of approximately $8,000, under the Purchase Agreement.

Equity Distribution Agreement

On September 3, 2021, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which we could offer and sell, from time to time, through the Agents (the “ATM Offering”), up to $75 million of shares of our common stock (the “Shares”), as described at Note 7. Under the Sales Agreement, the Agents were able to sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act. Any Shares offered and sold in the ATM Offering were issued pursuant to our Registration Statement on Form S-3 filed with the SEC on September 7, 2021. During Fiscal Year 2022 the Company issued 323,639 shares of common stock, at an average price of $0.99, raising net proceeds of $312,000, under the Sales Agreement. The term of the ATM Offering terminated on November 16, 2022, one year from the date that the Form S-3 was declared effective by the SEC. The net proceeds from sales of Shares pursuant to the ATM Offering were used primarily for the repayment of certain indebtedness, working capital and general corporate purposes.

Other Equity Financings

In January 2021, the Company issued 3,076,924 shares of common stock at a price of $2.60 per share, raising aggregate net proceeds of approximately $8.0 million, after deducting offering costs totaling $73,000.

In February 2021, the Company issued 2,926,830 shares of common stock at a price of $4.10 per share, raising aggregate net proceeds of approximately $12.0 million, after deducting offering costs totaling $70,000.

In March 2021, the Company issued 1,512,499 shares of common stock at a price of $9.00 per share, raising aggregate net proceeds of approximately $13.6 million, after deducting offering costs totaling $72,000.

The offerings described above were made pursuant to an effective shelf Registration Statement on Form S-3, which was originally filed with the SEC on April 10, 2020 (File No. 333-237626). The net proceeds from these offerings were used for working capital and other general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company utilized a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of December 31, 2022, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of December 31, 2022 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021.

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

We generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, game passes and ticketing and digital collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party content.

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

Accounting for Business Combinations

Acquisition Method.  Acquisitions that meet the definition of a business under ASC 805, “Business Combinations” (“ASC 805”) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.

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

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350, “Intangibles Goodwill and Other” (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances.

September 30, 2022 Goodwill Impairment Testing

At September 30, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $50.3 million.

At September 30, 2022, from a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, and also considered the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the third quarter of Fiscal Year 2022. We also considered that the Company experienced significant inorganic and organic growth in Fiscal Year 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Super Biz on our premium advertising inventory, product offerings to advertisers, current period revenue recognized and future revenue generating opportunities.

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

We utilized the market capitalization of the Company as of September 30, 2022, a Level 1 input as described above, to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying our September 30, 2022 stock price and the common shares outstanding as of September 30, 2022. The market capitalization approach was utilized to estimate the fair value of our single reporting unit as of September 30, 2022, due to the significance of the decline in stock price as of September 30, 2022, resulting in a market capitalization that was 38% of the net book value of our single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million as of September 30, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of September 30, 2022, resulting in a goodwill impairment charge of $42.0 million, which was reflected in the consolidated statement of operations for the nine months ended September 30, 2022.

December 31, 2022 Goodwill Impairment Testing

At December 31, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $8.3 million.

At December 31, 2022, from a qualitative standpoint, we considered the factors described above under “September 30, 2022 Goodwill Impairment Testing,” including the current period reported loss and negative cash flows from operating activities, and the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the fourth quarter of Fiscal Year 2022. Similarly, given the Company’s recent significant growth, management does not believe that the current market capitalization of the Company is indicative of any fundamental change in the Company’s underlying business or future prospects as of the December 31, 2022 measurement date.

The Company's stock price has been volatile, and the volatility continued during the three months ended December 31, 2022, declining 50% from the September 30, 2022 closing price to $0.336 as of December 31, 2022, reflecting a market capitalization that was approximately 46% of the Company’s December 31, 2022 net book value. As of December 31, 2022 the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event requiring a goodwill impairment test as of December 30, 2022 was deemed to have occurred.

We utilized the market capitalization of the Company as of December 31, 2022, a Level 1 input as described above, to estimate the fair value of the Company’s single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $12.6 million, compared to a carrying value of our single reporting unit of $27.5 million as of December 31, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of December 31, 2022, resulting in an additional goodwill impairment charge of $8.3 million in the fourth quarter of Fiscal Year 2022, reflecting the write down of the remaining balance of goodwill for our single reporting unit.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC no later than April 30, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Gaming, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Gaming, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.3	Asset Purchase Agreement, dated October 4, 2021, among Super League Gaming, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
3.1	Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated November 19, 2018.	Exhibit 3.1 to the Registration Statement, filed on January 4, 2019.
3.2	Second Amended and Restated Bylaws of Super League Gaming, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019.
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019.
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated July 24, 2020.	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 24, 2020.
3.5*	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock	Filed herewith.
3.6*	Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock	Filed herewith.
3.7*	Certificate of Designation of Preferences, Rights and Limitations of the Series A-3 Preferred Stock	Filed herewith.
3.8*	Certificate of Designation of Preferences, Rights and Limitations of the Series A-4 Preferred Stock	Filed herewith.
3.9*	Certificate of Designation of Preferences, Rights and Limitations of the Series A-5 Preferred Stock	Filed herewith.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019.
4.2	Form of Registration Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1 , filed on January 4, 2019.
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019.
10.1†	Super League Gaming, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement , filed on January 4, 2019.
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement , filed on January 4, 2019.
10.3	Subscription Agreement, among Nth Games, Inc. and certain accredited investors.	Exhibit 10.3 to the Registration Statement , filed on January 4, 2019.
10.4	Subscription Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.4 to the Registration Statement, filed on January 4, 2019.
10.5	Form of Theater Agreement, filed herewith.	Exhibit 10.5 to the Registration Statement , filed on January 4, 2019.
10.6	Lease between Super League Gaming, Inc. and Roberts Business Park Santa Monica LLC, dated June 1, 2016.	Exhibit 10.6 to the Registration Statement, filed on January 4, 2019.
10.7+	License Agreement between Super League Gaming, Inc. and Riot Games, Inc., dated June 22, 2016.	Exhibit 10.7 to the Registration Statement , filed on January 4, 2019.
10.8+	Amended and Restated License Agreement between Super League Gaming, Inc. and Mojang AB, dated August 1, 2016.	Exhibit 10.8 to the Registration Statement , filed on January 4, 2019.
10.9+	Master Agreement between Super League Gaming, Inc. and Viacom Media Networks, dated June 9, 2017.	Exhibit 10.9 to the Registration Statement, filed on January 4, 2019.
10.10	Form of Common Stock Purchase Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.10 to the Registration Statement , filed on January 4, 2019.

10.11	Form of Investors’ Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.11 to the Registration Statement, filed on January 4, 2019.
10.12†	Employment Agreement, between Super League Gaming, Inc. and Ann Hand, dated June 16, 2017.	Exhibit 10.12 to the Registration Statement , filed on January 4, 2019.
10.13†	Employment Agreement, between Super League Gaming, Inc. and David Steigelfest, dated October 31, 2017.	Exhibit 10.13 to the Registration Statement, filed on January 4, 2019.
10.14	Riot Games, Inc. Extension Letter, dated November 21, 2017.	Exhibit 10.14 to the Registration Statement, filed on January 4, 2019.
10.15	Form of Note Purchase Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.15 to the Registration Statement , filed on January 4, 2019.
10.16	Form of Security Agreement, between Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.16 to the Registration Statement, filed on January 4, 2019.
10.17	Form of Intercreditor and Collateral Agent Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.17 to the Registration Statement , filed on January 4, 2019.
10.18	Form of Investors’ Rights Agreement (9% Secured Convertible Promissory Notes), among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.18 to the Registration Statement , filed on January 4, 2019.
10.19	Master Service Agreement and Initial Statement of Work between Super League Gaming, Inc. and Logitech Inc., dated March 1, 2018.	Exhibit 10.19 to the Registration Statement , filed on January 4, 2019.
10.20	Asset Purchase Agreement, between Super League Gaming, Inc. and Minehut, dated June 22, 2018.	Exhibit 10.20 to the Registration Statement, filed on January 4, 2019.
10.21†	Amended and Restated Employment Agreement, between Super League Gaming, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement , filed on January 4, 2019.
10.22†	Amended and Restated Employment Agreement, between Super League Gaming, Inc. and David Steigelfest, dated November 1, 2018.	Exhibit 10.22 to the Registration Statement, filed on January 4, 2019.
10.23†	Employment Agreement, between Super League Gaming, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019.
10.24†	Employment Agreement, between Super League Gaming, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement , filed on January 4, 2019.
10.25++	Commercial Partnership Agreement between Super League Gaming, Inc., and ggCircuit, LLC, dated September 23, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 14, 2019.
10.26	Form of Registration Rights Agreement, dated March 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 11, 2021.
10.27	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.28	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.29	Equity Distribution Agreement, dated as of September 3, 2021, by and between Super League Gaming, Inc. and Maxim Group LLC.	Exhibit 1.3 to the Company’s Registration Statement on Form S-3 (File No. 333-259347, filed September 7, 2021.
10.30	Share Purchase Agreement, by and between Super League Gaming, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.31	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Gaming, Inc. and Tumim Stone Capital LLC	Exhibit 10.31 to the Annual Report on Form 10-K for the period ended December 31, 2021, filed March 31, 2022.
10.32*++	Form of Placement Agent Agreement	Filed herewith.
10.33*++	Form of 2022 Series A Subscription Agreement	Filed herewith.
10.34*++	Form of Registration Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Filed herewith.
10.35*++	Form of Series A Placement Agent Warrant	Filed herewith.
14.1	Super League Gaming, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement , filed on January 4, 2019.
23.1*	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP	Filed herewith.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Super League Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Super League Gaming, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As noted in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also included in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California

March 31, 2023

SUPER LEAGUE GAMING, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$2,482,000	$14,533,000
Accounts receivable	6,134,000	6,328,000
Prepaid expense and other current assets	1,381,000	1,334,000
Total current assets	9,997,000	22,195,000
Property and Equipment, net	147,000	104,000
Intangible and Other Assets, net	20,066,000	24,243,000
Goodwill	-	50,263,000
Total assets	$30,210,000	$96,805,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,697,000	$5,514,000
Accrued contingent consideration (Note 5)	3,206,000	-
Deferred revenue	111,000	76,000
Convertible note payable and accrued interest (Note 6)	679,000	-
Total current liabilities	10,693,000	5,590,000
Deferred taxes	313,000	518,000
Total liabilities	11,006,000	6,108,000

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 10,323 and no shares issued and outstanding as of December 31, 2022 and 2021, respectively (Note 7).	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 37,605,973 and 36,809,187 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	47,000	46,000
Additional paid-in capital	229,900,000	215,943,000
Accumulated deficit	(210,743,000)	(125,292,000)
Total stockholders’ equity	19,204,000	90,697,000
Total liabilities and stockholders’ equity	$30,210,000	$96,805,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

REVENUES	$19,677,000	$11,672,000

COST OF REVENUES	11,162,000	6,547,000

GROSS PROFIT	8,515,000	5,125,000

OPERATING EXPENSE
Selling, marketing and advertising	12,036,000	9,670,000
Engineering, technology and development	15,876,000	11,100,000
General and administrative	12,094,000	9,435,000
Contingent consideration	3,206,000	-
Impairment of goodwill	50,263,000	-
Total operating expense	93,475,000	30,205,000

NET OPERATING LOSS	(84,960,000)	(25,080,000)

OTHER INCOME (EXPENSE)
Interest expense	(679,000)	(5,000)
Gain on loan forgiveness	-	1,213,000
Other	(17,000)	13,000
Total other income	(696,000)	1,221,000

LOSS BEFORE BENEFIT FROM INCOME TAXES	(85,656,000)	(23,859,000)

Benefit from income taxes	205,000	3,111,000

NET LOSS	$(85,451,000)	$(20,748,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(2.30)	$(0.69)
Weighted-average number of shares outstanding, basic and diluted	37,189,495	29,882,828

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE GAMING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Preferred stock (Shares):
Balance, beginning of period	-	-
Issuance of Series A preferred stock (Note 7)	5,359	-
Issuance of Series A-2 preferred stock (Note 7)	1,297	-
Issuance of Series A-3 preferred stock (Note 7)	1,733	-
Issuance of Series A-4 preferred stock (Note 7)	1,934	-
Balance, end of period	10,323	-

Preferred stock (Amount):
Balance, beginning of period	$-	$-
Issuance of Series A preferred stock at $1,000 per share, net of issuance costs (Note 7)	-	-
Issuance of Series A-2 preferred stock at $1,000 per share, net of issuance costs (Note 7)	-	-
Issuance of Series A-3 preferred stock at $1,000 per share, net of issuance costs (Note 7)	-	-
Issuance of Series A-4 preferred stock at $1,000 per share, net of issuance costs (Note 7)	-	-
Balance, end of period	$-	$-

Common stock (Shares):
Balance, beginning of period	36,809,187	15,483,010
Issuance of common stock at $9.00 per share, net of issuance costs (Note 7)	-	1,512,499
Issuance of common stock at $4.10 per share, net of issuance costs (Note 7)	-	2,926,830
Issuance of common stock at $2.60 per share, net of issuance costs (Note 7)	-	3,076,924
Issuance of common stock at $3.50 per share, net of issuance costs (Note 7)	-	-
Common stock issued for Mobcrush acquisition (Note 5)	-	12,067,571
Common stock issued for Bannerfy acquisition (Note 5)	53,660	415,855
Common stock issued for Super Biz acquisition (Note 5)	-	1,030,928
Stock-based compensation	362,062	295,570
Other Issuances of Common Stock (Note 7)	381,064	-
Balance, end of period	37,605,973	36,809,187

Common stock (Amount):
Balance, beginning of period	$46,000	$25,000
Issuance of common stock at $9.00 per share, net of issuance costs (Note 7)	-	2,000
Issuance of common stock at $4.10 per share, net of issuance costs (Note 7)	-	3,000
Issuance of common stock at $2.60 per share, net of issuance costs (Note 7)	-	3,000
Issuance of common stock at $3.50 per share, net of issuance costs (Note 7)	-	-
Common stock issued for Mobcrush Acquisition (Note 5)	-	12,000
Common stock issued for Super Biz Acquisition (Note 5)	-	1,000
Other Issuances of Common Stock	1,000	-
Balance, end of period	$47,000	$46,000

Additional paid-in-capital:
Balance, beginning of period	$215,943,000	$115,459,000
Issuance of Series A preferred stock at $1,000 per share, net of issuance costs (Note 7)	4,607,000	-
Issuance of Series A-2 preferred stock at $1,000 per share, net of issuance costs (Note 7)	1,128,000	-
Issuance of Series A-3 preferred stock at $1,000 per share, net of issuance costs (Note 7)	1,508,000	-
Issuance of Series A-4 preferred stock at $1,000 per share, net of issuance costs (Note 7)	1,683,000	-
Issuance of common stock at $9.00 per share, net of issuance costs (Note 7)	-	13,540,000
Issuance of common stock at $4.10 per share, net of issuance costs (Note 7)	-	11,927,000
Issuance of common stock at $2.60 per share, net of issuance costs (Note 7)	-	7,924,000
Common stock issued for Mobcrush Acquisition (Note 5)	-	59,843,000
Common stock issued for Bannerfy Acquisition (Note 5)	220,000	1,768,000
Common stock issued for Super Biz Acquisition (Note 5)	-	2,999,000
Stock-based compensation	4,491,000	2,381,000
Stock option exercises	-	111,000
Other Issuances of Common Stock (Note 7)	320,000	(9,000)
Balance, end of period	$229,900,000	$215,943,000

Accumulated Deficit:
Balance, beginning of period	$(125,292,000)	$(104,544,000)
Net Loss	(85,451,000)	(20,748,000)
Balance, end of period	$(210,743,000)	$(125,292,000)
Total stockholders’ equity	$19,204,000	$90,697,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,451,000)	$(20,748,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,403,000	3,323,000
Stock-based compensation	4,263,000	2,381,000
Impairment of goodwill	50,263,000	-
Write off of intangible asset	423,000	-
Amortization of convertible notes discount (Note 6)	280,000	-
Gain on loan forgiveness (Note 6)	-	(1,213,000)
Change in valuation allowance (Note 5)	-	(3,073,000)
Changes in assets and liabilities:
Accounts receivable	193,000	(4,270,000)
Prepaid expense and other current assets	182,000	(348,000)
Accounts payable and accrued expense	1,402,000	1,328,000
Accrued contingent consideration (Note 5)	3,206,000	-
Deferred revenue	35,000	(54,000)
Deferred taxes	(205,000)	(38,000)
Accrued interest on notes payable	180,000	5,000
Net cash used in operating activities	(19,826,000)	(22,707,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection with Mobcrush Acquisition (Note 5)	-	586,000
Cash paid in connection with Bannerfy Acquisition, net (Note 5)	-	(497,000)
Cash paid in connection with Super Biz Acquisition, net (Note 5)	-	(3,000,000)
Purchase of property and equipment	(149,000)	(22,000)
Purchase of third-party game properties	(500,000)	-
Capitalization of software development costs	(923,000)	(1,065,000)
Acquisition of other intangible and other assets	(118,000)	(205,000)
Net cash used in investing activities	(1,690,000)	(4,203,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs (Note 7)	8,926,000	-
Proceeds from issuance of common stock, net of issuance costs (Note 7)	320,000	33,390,000
Proceeds from note payable (Note 6)	4,000,000	-
Payments on convertible notes (Note 6)	(3,781,000)	-
Proceeds from stock option exercises	-	111,000
Net cash provided by financing activities	9,465,000	33,501,000

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(12,051,000)	6,591,000

CASH AND CASH EQUIVALENTS – beginning of year	14,533,000	7,942,000

CASH AND CASH EQUIVALENTS – end of year	$2,482,000	$14,533,000

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Issuance of common stock in connection with Mobcrush Acquisition	$-	$59,855,000
Issuance of common stock in connection with Bannerfy Acquisition	220,000	1,705,000
Issuance of common stock in connection with Super Biz Acquisition	-	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (Nasdaq: SLGG), (“Super League,” the “Company,” “we,” “us” or “our”) is a leading publisher of games, monetization tools and content channels across metaverse gaming platforms that empower developers, energize players, and entertain fans. Our solutions provide incomparable access to an audience consisting of players in the largest global metaverse game environments, fans of hundreds of thousands of gaming influencers, and viewers of gameplay content across major social media and digital video platforms. Fueled by proprietary and patented technology systems, the Company’s platform includes access to vibrant in-game communities, a leading metaverse advertising platform, a network of highly viewed channels and original shows on Instagram, TikTok, Snap, YouTube, and Twitch, cloud-based livestream production tools, and an award-winning esports invitational tournament series. Super League’s properties deliver powerful opportunities for brands and advertisers to achieve impactful insights and marketing outcomes with gamers of all ages.

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

Acquisition of Bannerfy, LTD. On August 24, 2021, the Company completed the acquisition of Bannerfy, Ltd., (“Bannerfy”), an intelligent technology platform that enables digital video and live streaming creators to collaborate with tier one sponsors on their social media channels including YouTube through scalable and custom premium placements.

Acquisition of Bloxbiz Co. (doing business as, and hereinafter referred to as “Super Biz”). On October 4, 2021, the Company acquired (i) substantially all of the assets of Super Biz, and (ii) the personal goodwill of the founders regarding Super Biz’s business, as described at Note 5. Super Biz is a dynamic ad platform designed specifically for metaverse environments. Super Biz’s initial deployment enables brands to advertise across popular Roblox game titles and helps Roblox creators with monetization and game analytics.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of goodwill and intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for business combinations, accounting for convertible debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for convertible preferred stock, and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Including a noncash goodwill impairment charge of $50.3 million in fiscal year 2022, the Company incurred net losses of $85.5 million and $20.7 million during the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of $210.7 million (including fiscal year 2022 noncash goodwill impairment charges of $50.3 million) as of December 31, 2022. For the years ended December 31, 2022 and 2021 net cash used in operating activities totaled $19.8 million and $22.7 million, respectively.

The Company had cash and cash equivalents of $2.5 million and $14.5 million as of December 31, 2022 and 2021, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and the threat of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by ASC 205-40.

Management’s Plans

The Company experienced significant growth in fiscal year 2022 and 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter and year over year increases in recognized revenue across our primary revenue streams. In fiscal year 2022, we focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of operating costs. Management continues to consider alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

During the fourth quarter of 2022, we entered into subscription agreements with accredited investors relating to offerings with respect to the sale of an aggregate of 10,323 shares of newly designated Series A, A-2, A-3 and A-4 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, raising net proceeds totaling $8.9 million, after deducting placement agent and other financing costs totaling $1.4 million. Use of net proceeds from the preferred stock offerings included the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. In addition, on January 31, 2023, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 2,299 shares of newly designated Series A-5 Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $1,000 per share, raising net proceeds of $2,000,000, after deducting placement agent costs of $299,000. Pursuant to the terms of the SPA (Note 7), $4.2 million of the net proceeds were utilized in connection with the partial redemption of the Notes as of March 31, 2023.

On May 16, 2022, as further described at Note 6, the Company entered into a securities purchase agreement with three institutional investors, providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount.

As further described at Note 7, on March 25, 2022, we entered into a common stock purchase agreement with an institutional investor. Pursuant to the agreement, the Company has the right, but not the obligation, to sell to the investor, and the investor is obligated to purchase, up to $10,000,000 of newly issued shares of the Company’s common stock, from time to time during the term of the agreement, subject to certain limitations and conditions.

The Company considers historical operating results, costs, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period. Management's considerations assume, among other things, that the Company will continue to be successful implementing its business strategy, that there will be no material adverse developments in the business, liquidity or capital requirements, and the Company will be able to raise additional equity and / or debt financing on acceptable terms. If one or more of these factors do not occur as expected, it could cause a reduction or delay of its business activities, sales of material assets, default on its obligations, or forced insolvency. The accompanying financial statements do not contain any adjustments which might be necessary if the Company were unable to continue as a going concern. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

The Company generates revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, game passes and ticketing and digital collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party content.

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

Direct to Consumer

Direct to consumer revenue primarily consists of monthly digital subscription fees, and sales of in-game digital goods. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

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

Revenue was comprised of the following for the periods presented:

	2022	2021
Advertising and sponsorships	$13,957,000	$8,005,000
Content sales	3,911,000	2,264,000
Direct to consumer	1,809,000	1,403,000
	$19,677,000	$11,672,000

For the fiscal years ended December 31, 2022 and 2021, 32% and 19% of revenues were recognized at a single point in time, and 68% and 81% of revenues were recognized over time, respectively.

Cost of Revenues

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, developers, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees.

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the accompanying statements of operations. Advertising expense for the fiscal years ended December 31, 2022 and 2021 were $507,000 and $568,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the original invoice amount, less an estimate made for doubtful accounts, if any. The Company provides an allowance for doubtful accounts for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. Accounts receivable are written off when they are determined to be uncollectible. As of December 31, 2022 and 2021, no allowance for doubtful accounts was deemed necessary.

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

Level 2. Quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3. Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments and convertible notes payable recorded at fair value (Note 6). The convertible notes outstanding at December 31, 2022 are recorded at fair value, using Level 3 inputs. Certain long-lived assets may be periodically required to be measured at fair value on a nonrecurring basis, including long-lived assets that are impaired. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, other receivables, prepaid expense and other current assets, accounts payable and accrued expense, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments.

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

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the periods presented.

	2022	2021
Beginning Balance	$50,263,000	$2,565,000
Acquisitions (See Note 5)	-	47,698,000
Impairment charges	(50,263,000)	-
Ending Balance	$-	$50,263,000

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

When conducting the Company’s annual or interim goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350, which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances.

September 30, 2022 Goodwill Impairment Testing

At September 30, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $50.3 million.

At September 30, 2022, from a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, and also considered the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the third quarter of 2022. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Super Biz on our premium advertising inventory, product offerings to advertisers, current period revenue recognized and future revenue generating opportunities.

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

We utilized the market capitalization of the Company as of September 30, 2022, a Level 1 input as described above, to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying our September 30, 2022 stock price and the common shares outstanding as of September 30, 2022. The market capitalization approach was utilized to estimate the fair value of our single reporting unit as of September 30, 2022, due to the significance of the decline in stock price as of September 30, 2022, resulting in a market capitalization that was 38% of the net book value of our single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million as of September 30, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of September 30, 2022, resulting in a goodwill impairment charge of $42.0 million, which was reflected in the consolidated statement of operations for the nine months ended September 30, 2022.

December 31, 2022 Goodwill Impairment Testing

At December 31, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $8.3 million.

At December 31, 2022, from a qualitative standpoint, we considered the factors described above under “September 30, 2022 Goodwill Impairment Testing,” including the current period reported loss and negative cash flows from operating activities, and the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the fourth quarter of 2022. Similarly, given the Company’s recent significant growth, management does not believe that the current market capitalization of the Company is indicative of any material fundamental change in the Company’s underlying business or future prospects as of the December 31, 2022 measurement date.

The Company's stock price has been volatile, and the volatility continued during the three months ended December 31, 2022, declining approximately 50% from the September 30, 2022 closing price to $0.336 as of December 31, 2022, reflecting a market capitalization that was approximately 46% of the Company’s December 31, 2022 net book value. As of December 31, 2022 the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event requiring a goodwill impairment test as of December 30, 2022 was deemed to have occurred.

We utilized the market capitalization of the Company as of December 31, 2022, a Level 1 input as described above, to estimate the fair value of the Company’s single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $12.6 million, compared to a carrying value of our single reporting unit of $27.5 million as of December 31, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of December 31, 2022, resulting in an additional goodwill impairment charge of $8.3 million in the fourth quarter of 2022, reflecting the write down of the remaining balance of goodwill for our single reporting unit.

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

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 270,000 PSUs, based on the Company’s stock price reaching certain predetermined levels, as described at Note 8. A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant to ASC 718, “Stock based Compensation” (“ASC 718”). A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied.

Equity Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying consolidated balance sheet. For the years ended December 31, 2022 and 2021, financing costs charged against gross proceeds in connection with equity financings totaled $1,397,000 and $434,000, respectively. Deferred financing cost, included in prepaid expense and other current assets, at December 31, 2022 and 2021, totaled $374,000 and $144,000, respectively.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the balance sheet as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the statement of operations. For the years ended December 31, 2022 and 2021, debt financing costs expensed as incurred in connection with debt financings totaled $123,000 and $0, respectively.

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

Fair Value Option (“FVO”) Election. The Company accounts for convertible notes issued, as described at Note 6 under the fair value option election pursuant to ASC 825, “Financial Instruments” (“ASC 825”), as discussed below. The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statement of operations. With respect to the note described at Note 6, as provided for by ASC 825, the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in other income (expense) in the accompanying consolidated statement of operations.

Reportable Segments

The Company utilizes the management approach to identify the Company’s operating segments and measure the financial information disclosed, based on information reported internally to the Chief Operating Decision Maker (“CODM”) to make resource allocation and performance assessment decisions. An operating segment of a public entity has all the following characteristics: (1) it engages in business activities from which it may earn revenues and incur expense; (2) its operating results are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance: and (3) its discrete financial information is available. Based on the applicable criteria under the standard, the components of the Company’s operations are its: (1) advertising and sponsorship component, including content sales component; and (2) the Company’s direct-to-consumer component.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Year Ended December 31,
	2022			2021
Number of customers > 10% of revenues / percent of revenues	-	/	-	One	/	12%

Revenue concentrations were comprised of the following revenue categories:

	Year Ended December 31,
	2022	2021
Advertising and sponsorships	-	12%
	-	12%

	December 31, 2022			December 31, 2021
Number of customers > 10% of accounts receivable / percent of accounts receivable	Two	/	25%	Three	/	35%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	10%	One	/	21%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding preferred stock, convertible notes payable, employee stock options, unvested restricted stock units, common stock purchase warrants (“warrants”) issued to employees and non-employees in exchange for services and warrants issued in connection with financings.

Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 7,174,000 and 5,060,000 at December 31, 2022 and 2021, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 18,269,000 and zero at December 31, 2022 and 2021, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding convertible notes payable totaling 143,000 and zero at December 31, 2022 and 2021, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

Under U.S. GAAP, a tax position is a position in a previously filed tax return, or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not thresholds are measured using a probability weighted approach as the largest amount of tax benefit being realized upon settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. Management believes the Company has no uncertain tax positions for the years ended December 31, 2022 and 2021.

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

Recent Accounting Pronouncements – Adopted. On August 5, 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance in this update eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The guidance was required to be applied retrospectively with the cumulative effect recognized as of the date of adoption. The guidance became effective at the beginning of the Company’s first quarter of the fiscal year ending December 31, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The guidance became effective at the beginning of the Company’s first quarter of the fiscal year ending December 31, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2022 and 2021:

	2022	2021

Computer hardware	$3,314,000	$3,165,000
Furniture and fixtures	356,000	356,000
	3,670,000	3,521,000
Less: accumulated depreciation and amortization	(3,523,000)	(3,417,000)
	$147,000	$104,000

Depreciation and amortization expense for property and equipment was $106,000 and $73,000 for the years ended December 31, 2022 and 2021, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	December 31,	December 31,	Useful
	2022	2021	Life (Years)

Partner and customer relationships	$13,376,000	$13,376,000	3	-	7
Capitalized software development costs	5,262,000	4,339,000		3
Capitalized third-party game property costs	500,000	-		5
Developed technology	7,880,000	7,880,000	5	-	7
Influencers/content creators	2,559,000	2,559,000	3	-	5
Trade name	189,000	189,000		7
Domain	68,000	68,000	5	-	10
Copyrights and other	760,000	1,141,000	5	-	10
	30,594,000	29,552,000
Less: accumulated amortization	(10,528,000)	(5,309,000)
Intangible and other assets, net	$20,066,000	$24,243,000

Total amortization expense for the fiscal years ended December 31, 2022 and 2021 totaled $5,629,000 and $3,187,000, respectively. Amortization expense included in cost of revenues for the fiscal years ended December 31, 2022 and 2021 totaled $90,000 and $63,000, respectively.

In June 2022, we purchased “Anime Battlegrounds X”, a highly rated game on Roblox, from a third-party game developer. The total purchase price of $500,000 was capitalized and is being amortized to cost of revenue over the estimated useful life of 5 years.

During the third quarter of 2022, the Company rebranded certain products acquired in connection with the acquisition of Mobcrush. As a result, the Company recorded a write down of trademark related intangible assets acquired in connection with the acquisition of Mobcrush totaling $423,000, which is included as a component of amortization expense in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2022.

The Company expects to record aggregate amortization expense for each of the five succeeding fiscal years as follows:

For the years ending December 31,
2023	$5,108,000
2024	4,706,000
2025	4,100,000
2026	2,951,000
2027	2,161,000
Thereafter	1,040,000
$20,066,000

5.	ACQUISITIONS

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

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Mobcrush subsequent to the Mobcrush Closing Date. Disclosure of revenue and net loss for Mobcrush on a stand-alone basis for the periods presented herein is not practical due to the integration of Mobcrush operations, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Mobcrush Acquisition constituted a business acquisition as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values were determined based on the requirements of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

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

The purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Mobcrush Acquisition, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Cash	$586,000
Accounts receivable	1,266,000
Prepaids	141,000
Property and equipment	13,000
Identifiable intangible assets	19,500,000
Accounts payable and accrued expense	(2,017,000)
Deferred revenue	(130,000)
Net deferred income tax liability	(3,073,000)
Identifiable net assets acquired	16,286,000
Goodwill	43,569,000
Total purchase price	$59,855,000

The following table presents details of the fair values of the acquired intangible assets of Mobcrush:

	Estimated Useful Life (in years)	Amount
Preferred partner relationship	7	10,700,000
Developed technology	5	3,900,000
Influencers/content creators	5	2,000,000
Advertiser and agency relationships	5	1,900,000
Trademarks (see Note 4)	7	500,000
Customer relationships	5	500,000
Total intangible assets acquired		$19,500,000

Aggregated amortization expense for intangible assets acquired in connection with the Mobcrush Acquisition (including the write down of trademark related intangible assets described above) for the fiscal years ended December 31, 2022 and 2021, totaled $3,651,000 and $1,883,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Mobcrush Acquisition was primarily attributable to expected synergies from combining the operations of Super League and Mobcrush, and also included residual value attributable to the assembled and trained workforce acquired in the Mobcrush Acquisition. Refer to Note 2 “Goodwill” above for additional information.

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

Pursuant to the terms of the Mobcrush Merger Agreement, 514,633 shares of the Company’s common stock were reserved for Replacement Option grants to the former Mobcrush employees retained by the Company in connection with the Mobcrush Acquisition. As of December 31, 2022, 415,000 Replacement Options have been granted to former Mobcrush employees retained by the Company, with continued employment required to vest and retain the Replacement Options granted. Under ASC 805, consideration arrangements in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the 514,633 shares of the Company’s common stock reserved at closing for future stock option grants to former Mobcrush employees retained by the Company are not included as a component of the consideration paid in connection with the Mobcrush Acquisition, and will be accounted for pursuant to ASC 718 upon grant.

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

Release of Valuation Allowance. Since inception, the Company has maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the Mobcrush Acquisition created a source of income to utilize against the Company’s existing net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company’s deferred tax assets is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company’s net deferred tax assets was released, resulting in an income tax benefit of approximately $3,073,000, recorded as a credit to income tax expense for the year ended December 31, 2021. The offsetting amounts reduced net deferred tax liabilities, $3,073,000, of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the Mobcrush Acquisition.

The following unaudited pro forma combined results of operations for the period presented are provided for illustrative purposes only. The unaudited pro forma combined statements of operations for the year ended December 31, 2021, assumes the acquisition occurred as of January 1, 2020. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during the period.

2021

Revenue	$14,976 ,000
Net Loss	(26,363,000)

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over the estimated economic useful life as described above, the expensing of stock options issued to former Mobcrush employees acquired in connection with the Merger, the exclusion of interest expense related to convertible debt of Mobcrush not assumed by Super League in connection with the Merger, the exclusion of nonrecurring transaction costs, and the exclusion of amortization and depreciation related to tangible and intangible assets of Mobcrush existing immediately prior to the Merger. The unaudited pro forma combined statement of operations for the period presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of income for the year ended December 31, 2021, as described above, totaling $3,073,000, is not reflected in the accompanying unaudited pro forma combined statement of operations for the period presented.

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

In accordance with the Bannerfy Purchase Agreement, all remaining portions of the Bannerfy Purchase Price subsequent to the payment of the Bannerfy Closing Consideration, up to approximately $4.55 million (the “Contingent Consideration”), was payable upon the achievement of certain revenue and gross profit thresholds for the remainder of the 2021 fiscal year, and each of the fiscal years ending December 31, 2022, and December 31, 2023 (“Earnout Periods”). For the 2021, 2022 and 2023 Earnout Periods, 8%, 38% and 54%, respectively of the Contingent Consideration is potentially payable. The Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, 21% in cash and 79% in Company common stock, based on a conversion price of $4.10 per share. No Contingent Consideration was accrued or paid during the periods presented.

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

Aggregated amortization expense for the developed technology intangible asset acquired in connection with the Bannerfy Acquisition for the fiscal years ended December 31, 2022 and 2021, totaled $438,000 and $146,000, respectively.

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

The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy will carryover. As a result, there is no step-up to fair value of the underlying tax bases of the acquired net assets in connection with the Bannerfy Acquisition. The acquisition method of accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes” (“ASC 740”) requires the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As neither goodwill nor a bargain purchase gain is recognized in an asset acquisition, recognizing deferred tax assets or liabilities for temporary differences in an asset acquisition results in adjusting the carrying amount of the related assets and liabilities. The deferred tax liability and resulting adjustment to the carrying amount of the assets acquired in connection with the Bannerfy Acquisition was determined as follows:

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

Bannerfy commenced operations in September 2020. As such, the historical balance sheets and statements of operations of Bannerfy were not material, and therefore unaudited pro forma combined results of operations for the periods presented are not provided for illustrative purposes. Disclosure of revenue and net loss for Bannerfy on a stand-alone basis for the periods presented herein is not practical due to the integration of Bannerfy operations, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

Acquisition of Super Biz Co.

On October 4, 2021 (“Super Biz Closing Date”), the Company entered into an Asset Purchase Agreement (the “Super Biz Purchase Agreement”) with Super Biz Co. and the founders of Super Biz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Super Biz (the “Super Biz Assets”), and (ii) the personal goodwill of the Founders regarding Super Biz’s business, (the “Super Biz Acquisition”). The consummation of the Super Biz Acquisition (the “Super Biz Closing”) occurred simultaneously with the execution of the Super Biz Purchase Agreement on the Super Biz Closing Date.

At closing, the Company paid an aggregate total of $6.0 million to Super Biz and the Founders (the “Super Biz Closing Consideration”), of which $3.0 million was paid in the form of cash (the “Super Biz Closing Cash Consideration”) and $3.0 million was paid in the form of shares of the Company’s common stock, at a per share price of $2.91, the closing price of the Company’s common stock on the Super Biz Closing Date, as reported on the Nasdaq Capital Market (the “Super Biz Stock Consideration”).

Pursuant to the terms and subject to the conditions of the Super Biz Purchase Agreement, up to an aggregate amount $11.5 million will be payable to Super Biz and the Founders in connection with the achievement of certain revenue milestones for the period from the Super Biz Closing Date until December 31, 2022 (“Initial Earn Out Period”) and for the fiscal year ending December 31, 2023 (the “Super Biz Contingent Consideration”) (“Super Biz Earn Out Periods”). The Super Biz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Super Biz Purchase Agreement.

The Super Biz Acquisition was approved by the board of directors of each of the Company and Super Biz and was approved by the stockholders of Super Biz.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Super Biz subsequent to the Super Biz Closing Date. Disclosure of revenue and net loss for Super Biz on a stand-alone basis for the year ended December 31, 2022 is not practical due to the integration of Super Biz activities, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Super Biz Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values were determined based on the requirements of ASC 820.

Transaction costs incurred by the Company relating to the Super Biz Acquisition totaled $47,000 and were expensed as incurred in accordance with the acquisition method of accounting.

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Super Biz Acquisition:

Cash consideration at closing		$3,000,000
Equity consideration at closing – shares of common stock	1,031,928
Super League closing stock price per share on the Super Biz Closing Date	$2.91
Fair value of equity consideration issued at closing	$3,000,000	3,000,000
Fair value of total consideration issued at closing		$6,000,000

The fair value of the Company common stock used in determining the estimated fair value of the Super Biz Closing Consideration was $2.91 per share based on the closing price of Company common stock on October 4, 2021, as quoted on the Nasdaq Capital Market.

The purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Super Biz Acquisition, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Accounts receivable	$124,000
Identifiable intangible assets	1,747,000
Identifiable net assets acquired	1,871,000
Goodwill	4,129,000
Total purchase price	$6,000,000

The following table presents details of the fair values of the acquired intangible assets of Super Biz:

	Estimated Useful Life (in years)	Amount
Developed technology	7	$912,000
Developer relationships	3	559,000
Customer relationships	3	276,000
Total intangible assets acquired		$1,747,000

Aggregated amortization expense for the intangible assets acquired in connection with the Super Biz Acquisition for the fiscal years ended December 31, 2022 and 2021, totaled $409,000 and $99,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Super Biz Acquisition was primarily attributable to expected synergies from combining the operations and assets of Super League and Super Biz, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition. Refer to Note 2 “Goodwill” above for additional information.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Super Biz Closing Date. Management considered a number of factors, including reference to an independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Super Biz Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The fair values of the intangible assets acquired in connection with the Super Biz acquisition were determined using the cost method. Under the cost method, value is estimated by determining the current cost of replacing an asset with one of equivalent economic utility. The premise of the approach is that a prudent investor would pay no more for an asset than the amount for which the utility of the asset could be replaced. Valuation assumptions utilized included rates of return of 30%, discount periods of 0.5 to 1, risk adjusted return factors of 1.1 to 1.3 and weighted average costs of capital of 30%.

The Company hired the Founders of Super Biz in connection with the Super Biz Acquisition. Pursuant to the provisions of the Super Biz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Super Biz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Super Biz Contingent Consideration will be reduced by one-half (50%) for the respective Super Biz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration is determined to be probable and reasonably estimable. As of December 31, 2022, the Company determined that it was probable that the contingency for the Initial Earn Out Period would be met in accordance with the terms of the Super Biz Purchase Agreement, and the applicable amounts were reasonably estimable, resulting in a charge to compensation expense totaling $3,206,000 (including approximately 988,000 shares of common stock valued at $0.336, the closing price of our common stock as of December 31, 2022), which is reflected as a component of operating expense in the consolidated statement of operations for the year ended December 31, 2022. The Contingent Consideration is recorded as a liability in the accompanying consolidated balance sheet in accordance with ASC 480, “Distinguishing liabilities from equity” (“ASC 480”), which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability.

For tax purposes, consistent with the accounting for book purposes, the Super Biz Closing Consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess purchase price allocated to goodwill. As a result, no deferred tax assets or liabilities were recorded with the acquisition and all of the goodwill is expected to be deductible for tax purposes.

Super Biz operations commenced in December 2020. As such, the historical balance sheets and statements of operations of Super Biz were not material, and therefore unaudited pro forma combined results of operations for the periods presented are not provided for illustrative purposes.

6.	DEBT

Convertible Notes Payable at Fair Value

On May 16, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount (“OID”) (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). The Notes accrue interest at a guaranteed annual rate of 9% per annum, mature 12 months from the date of issuance, and are convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $4.00 (the “Conversion Price”), subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note, as amended; provided, however, in no event will the Company be permitted to issue more than 19.99% of the shares of common stock issued and outstanding immediately prior to the Note Offering, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the Note Offering. In the event of the occurrence of an event of default, the Note Holders may, at the Note Holder’s option, convert all, or any part of, the Conversion Amount into shares of common stock at 90% of the lowest volume weighted average price of the ten trading days preceding the date for which the price is being calculated.

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

In the event of the occurrence of an event of default, the Note Holders may require the Company to redeem (regardless of whether such Event of Default has been cured) all or any portion of the Notes. Each portion of the Notes subject to redemption by the Company pursuant to an event of default shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 110% and (ii) the product of (X) the conversion rate with respect to the Conversion Amount in effect at such time as the Holder delivers an event of default redemption notice multiplied by (Y) the product of (1) 110% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under the Notes. Upon any bankruptcy the Company would be required to pay to the Note Holders an amount in cash representing (i) all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, multiplied by (ii) 110%, in addition to any and all other amounts due under the Notes, provided that any Note Holder may, in its sole discretion, waive such right to receive payment upon a bankruptcy event of default, in whole or in part.

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

During the year ended December 31, 2022, the Company recorded interest expense related to the Notes totaling $389,000, and made cash interest payments totaling $209,000. Accrued interest totaled $180,000 at December 31, 2022.

The Notes were issued with an original issue discount of $320,000, or 8%, which is recorded as an adjustment to the carrying amount of the Notes. The original issue discount is amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. Total amortization of original issue discount for the year ended December 31, 2022 was $280,000. At December 31, 2022, the balance of the original issue discount was $40,000, which is included in “Convertible note payable and accrued interest” in the accompanying consolidated balance sheet.

The Company elected to utilize the FVO to account for the Notes, which is included in current liabilities. Principal payments on the Notes during the year ended December 31, 2022 totaled $3,781,000. The change in fair value of the Notes at each balance sheet date, if any, is included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2022. The Notes were valued based on a binomial lattice model utilizing the following assumptions and results for fiscal year 2022:

	May 16, 2022	June 30, 2022	September 30, 2022
Stock price	$1.27	$1.02	$0.68
Volatility	82%	83%	82%
Risk free rate	2.1%	2.7%	3.1%
Dividend rate	-	-	-
Implied yield	20.7%	23.9%	23.4%
Estimated Fair value of Notes, including OID, excluding accrued interest	4,000,000	3,986,000	4,245,000
Change in fair value	NA	(49,000)	334,000

At December 31, 2022, the remaining principal balance of the Notes totaled $539,000, and accrued interest totaled $180,000, both of which were paid in full in the first quarter of 2023. The carrying value of the Notes approximated their fair values as of December 31, 2022. The decrease in fair value during the three months ended December 31, 2022 was $285,000, resulting in a net impact of the change in fair value of the Notes of $0 for the year ended December 31, 2022.

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

The PPP Loan was accounted for as a financial liability in accordance with ASC 470, “Debt” (“ASC 470”) Accordingly, the proceeds from the PPP Loan were recorded as a long-term liability on the balance sheet until either (1) the loan is, in part or wholly, forgiven and the company had been “legally released” or (2) the Company paid off the loan to the Lender. Interest was accrued in accordance with the interest method.

In May 2021, the PPP loan was forgiven pursuant to the terms and conditions of the PPP Loan Agreement and the provision of the Cares Act. Upon forgiveness, and legal release, the Company reduced the liability by the amount forgiven, totaling $1,213,000 and recorded a gain on extinguishment in the consolidated statement of operations for the year ended December 31, 2021.

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

Equity Financings

Fiscal year ended December 31, 2022:

Preferred Stock Issuances

During the fourth quarter of 2022, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 10,323 shares of newly designated Series A, A-2, A-3 and A-4 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series A Preferred,” and the individual offerings of Series A Preferred stock hereinafter collectively referred to as the Series A Offerings, as follows:

Date	Series Design-ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

November 22, 2022	Series A	$0.6200	5,359	$5,359,000	$752,000	$4,607,000	8,644,000	1,253,000
November 28, 2022	Series A-2	$0.6646	1,297	1,297,000	169,000	1,128,000	1,952,000	283,000
November 30, 2022	Series A-3	$0.6704	1,733	1,733,000	225,000	1,508,000	2,585,000	375,000
December 22, 2022	Series A-4	$0.3801	1,934	1,934,000	251,000	1,683,000	5,088,000	738,000
Total			10,323	$10,323,000	$1,397,000	$8,926,000	18,269,000	2,649,000

_________

(1)	– To be issued upon final closing of the Series A Preferred Stock offering

Use of net proceeds from the Series A Offerings include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 6, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company is required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the year ended December 31, 2022, $3,621,000 of the net proceeds from the Series A Offerings were utilized in connection with the partial redemption of the Notes.

On the respective effective dates, the Company filed certificates of designation of preferences, rights and limitations of the Series A Preferred with the State of Delaware, respectively.

Each share of Series A Preferred is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each Series A Certificate of Designation, into such number of shares of the Company’s common stock, equal to the number of Series A Preferred to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion, as described above. In addition, subject to beneficial ownership and primary market limitations: (1) the Series A Preferred will automatically convert into shares of Common Stock at the Conversion Price upon the earlier of (a) the 24-month anniversary of the Effective Date or (b) the consent to conversion by holders of at least 51% of the outstanding shares of Series A Preferred; and (2) on the one year anniversary of the Effective Date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Series A Preferred if the volume-weighted average price of the Company’s Common Stock over the previous 10 days as reported on the NASDAQ Capital Market (the “VWAP”), equals at least 250% of the Conversion Price, or (z) 100% of the outstanding shares of Series A Preferred if and only if the VWAP equals at least 300% of the Conversion Price.

The Series A Preferred shall vote together with the common stock on an as-converted basis, and not as a separate class, subject to the primary market limitations, except that holders of Series A Preferred shall vote as a separate class with respect to (a) amending, altering, or repealing any provision of the Series A Certificate of Designation in a manner that adversely affects the powers, preferences or rights of the Series A Preferred, (b) increasing the number of authorized shares of Series A Preferred, (c) authorizing or issuing an additional class or series of capital stock that ranks senior to or pari passu with the Series A Preferred with respect to the distribution of assets on liquidation, (d) authorizing, creating, incurring, assuming, guaranteeing or suffering to exist any indebtedness for borrowed money of any kind in excess of $5 million, or I entering into any agreement with respect to the foregoing. In addition, no holder of Series A Preferred shall be entitled to vote on any matter presented to the Company’s stockholders relating to approving the conversion of such holder’s Series A Preferred into an amount in excess of the primary market limitations. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred will be entitled to first receive distributions out of the Company’s assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of Common Stock (after the payment to any senior security, if any).

Holders of the Series A Preferred will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of Common Stock equal to 20% of the shares of Common Stock underlying the Series A Preferred then held by such holder on the 12 and 24-month anniversaries of the respective filing date. In addition, subject to the beneficial ownership and primary market limitations, holders of Series A Preferred will be entitled to receive dividends equal, on an as-if-converted to shares of Common Stock basis, and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of common stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations.

The Company and the investors in the Series A Offerings also executed a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred within sixty days following the final closing of Series A Offerings and to use its best efforts to cause such registration statement to become effective within 90 days of the filing date.

The Company sold the shares of Series A Preferred pursuant to a Placement Agency Agreement (the “Placement Agency Agreement”) with a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Placement Agent”) for Series A Offerings.

Pursuant to the terms of the Placement Agency Agreement, we agreed to pay to the Placement Agent at each Closing a cash fee equal to 10% of the gross proceeds raised in the Series A Offerings and (ii) a non-accountable expense allowance equal to 3% of the gross proceeds of the Series A Offerings. In addition, we have agreed to issue to the Placement Agent or its designees for nominal consideration and following the final closing under the Series A Offerings, five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the Series A Preferred shares sold in the Series A Offerings, at an exercise price equal to the applicable conversion price. The Placement Agent Warrants provide for a cashless exercise feature and are exercisable for a period of five years from the Effective Date. In addition, the Company agreed to grant the Placement Agent the right to appoint, subject to the Company’s approval, one representative to serve as a member of the Company’s Board of Directors upon the closing of at least $10 million in aggregate in connection with the Series A Offerings.

The securities to be issued in the Series A Offerings are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, the investors are accredited investors, the investors are purchasing the securities for investment and not for resale and the Company took appropriate measures to restrict the transfer of the securities. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration. This Current Report on Form 8-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

The Subscription Agreements contains representations and warranties that the parties made to, and solely for the benefit of, the other signatories to the Subscription Agreements in the context of all of the terms and conditions thereof and in the context of the specific relationship between the parties to the Subscription Agreements. The provisions of such Subscription Agreements, including the representations and warranties contained therein, are not for the benefit of any party other than the party signatories thereto and are not intended for investors and the public to obtain factual information about the current state of affairs of the parties to such Subscription Agreements. Rather, investors and the public refer to other disclosures contained in the Company’s filings with the U.S. Securities and Exchange Commission.

Common Stock Purchase Agreement

On March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim, and Tumim is obligated to purchase, up to $10,000,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock from time to time during the term of the Purchase Agreement (the “Tumim Offering”), subject to certain limitations and conditions. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Tumim 50,000 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement (the “Commitment Shares”). During the year ended December 31, 2022, we issued 7,425 shares of common stock at an average price of $1.11, raising net proceeds of approximately $8,000, under the Purchase Agreement.

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

Use of proceeds from any Tumim Offerings includes working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Purchase Agreement contains customary representations, warranties and agreements by the Company, as well as customary indemnification obligations of the Company.

Fiscal year ended December 31, 2021:

In January 2021, the Company issued 3,076,924 shares of common stock at a price of $2.60 per share, raising aggregate net proceeds of approximately $8.0 million, after deducting offering costs totaling $73,000.

In February 2021, the Company issued 2,926,830 shares of common stock at a price of $4.10 per share, raising aggregate net proceeds of approximately $12.0 million, after deducting offering costs totaling $70,000.

In March 2021, the Company issued 1,512,499 shares of common stock at a price of $9.00 per share, raising aggregate net proceeds of approximately $13.6 million, after deducting offering costs totaling $72,000.

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

Equity Distribution Agreement

On September 3, 2021, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which the Company could offer and sell, from time to time, through the Agents (the “ATM Offering”), up to $75 million of its shares of common stock (the “Shares”). Any Shares offered and sold in the Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on September 3, 2021 (the “Form S-3”) and the prospectus relating to the Offering that forms a part of the Form S-3, following such time as the Form S-3 is declared effective by the SEC. During the year ended December 31, 2022, the Company issued 323,639 shares of common stock, at an average price of $0.99, raising net proceeds of $312,000, under the Sales Agreement.

Subject to the terms and conditions of the Sales Agreement, the Agents used their commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. Under the Sales Agreement, the Agents sold the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock or to or through a market maker.

The Company had no obligation to sell any of the Shares and could at any time suspend offers under the Sales Agreement. The Offering terminated upon the earlier of (a) the sale of all of the Shares, (b) the termination by the mutual written agreement of the managing agent and the Company, or (c) one year from the date that the Form S-3 is declared effective by the SEC, or November 16, 2022.

Under the terms of the Sales Agreement, the Agents were entitled to an aggregate commission at a fixed rate of 3.0% of the gross sales price of Shares sold under the Sales Agreement.

Use of proceeds from “at-the-market” offerings included working capital and general corporate purposes, including sales and marketing activities, product development and capital and acquisition related expenditures.

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

●	Option Grants

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

●	Stock Awards or Sales

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

The initial reserve under the Plan was 583,334 shares of common stock, which reserve was subsequently increased to 1,000,000 shares upon stockholders’ approval in May 2016. In July 2017, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 1,000,000 shares to 1,500,000 shares. In October 2018, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 1,500,000 shares to 1,833,334 shares. In July 2020, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 1,833,334 to 2,583,334. In May 2021, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 2,583,334 to 5,000,000. In June 2022, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 5,000,000 to 6,250,000. As of December 31, 2022, 1,139,074 shares remained available for issuance under the Plan.

Super League issues new shares of common stock upon the exercise of stock options, the grant of restricted stock, or the delivery of shares pursuant to vested restricted stock units. The compensation committee of the Board of Directors may amend or modify the Plan at any time, subject to any required approval by the stockholders of the Company, pursuant to the terms therein. In the event that any outstanding option or other right for any reason expires or is canceled or otherwise terminated, the shares allocable to the unexercised portion of such option or other right is returned and available for the purposes of this Plan.

Stock Options

The fair value of stock options granted was estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the years ended December 31, 2022 and 2021:

	2022	2021
Expected Volatility	95%	95%
Risk–free interest rate	2.89%	.99%
Dividend yield	-%	-%
Expected life of options (in years)	6.08	5.86

The expected volatility assumption for purposes of determining the fair value of stock options for the periods presented was estimated based on reference to the historical stock price volatility of the Company and a representative peer group for the applicable estimated term.

A summary of stock option activity for the year ended December 31, 2022 is as follows:

		Weighted-Average
	Options (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2021	2,433,000	$5.18		$246,000
Granted	239,000	$1.51
Exercised	-	$-
Canceled / forfeited	(194,000)	$4.23
Outstanding at December 31, 2022	2,478,000	$4.90	6.87	$4,000
Vested and exercisable at December 31, 2022	1,569,000	$5.80	5.99	$4,000

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $1.17 and $3.40, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $1,726,000 and $720,000, respectively. As of December 31, 2022, the total unrecognized compensation expense related to non-vested stock option awards was $2,204,000, which is expected to be recognized over a weighted-average term of approximately 2.16 years.

Restricted Stock Units

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2022:

	2014 Plan Activity		Outside of the 2014 Plan Activity		Totals
Non-vested Restricted Stock	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)

At December 31, 2021	361,000	$4.92	-	$-	361,000	$4.92
Granted	1,940,000	$1.57	140,000	$0.91	2,080,000	$1.52
Vested	(257,000)	$4.50	(105,000)	$0.91	(362,000)	$3.46
Canceled	(32,000)	$1.87	-	$-	(32,000)	$1.87
At December 31, 2022	2,012,000	$1.78	35,000	$0.91	2,047,000	$1.77

As of December 31, 2022, the total unrecognized compensation expense related to non-vested restricted stock units was $983,000 which will be recognized over a weighted-average term of approximately one year.

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) (included in the table above) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 270,000 PSUs, based on satisfaction of the following vesting conditions during the three-year period commencing on January 1, 2022:

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

A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant ASC 718. Noncash stock compensation expense related to the PSUs totaled $2,142,000 for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company issued 170,000 restricted stock units (included in the table above) to nonemployees for services (“Nonemployee RSUs”). The weighted average grant date fair value of the Nonemployee RSUs granted during the year ended December 13, 2022 was $0.91. Compensation expense for Nonemployee RSUs for the year ended December 31, 2022 totaled $131,000. As of December 31, 2022, the total unrecognized compensation expense related to Nonemployee RSUs was $24,000, which will be recognized in the first quarter of fiscal 2023.

Warrants Issued to Employees and Nonemployees for Services

A summary of employee and nonemployee warrant activity (outside of the Plan) for the year ended December 31, 2022 is as follows:

		Weighted-Average
	Warrants (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2021	781,000	$10.26
Granted	500,000	$0.67		$-
Expired	(116,000)	$10.80		$-
Outstanding at December 31, 2022	1,165,000	$6.09	4.78	$-
Vested and exercisable as of December 31, 2022	665,000	$10.16	4.78	$-

The weighted-average grant date fair value of common stock purchase warrants (“Warrants”) granted during the year ended December 31, 2022 was $0.50. No Warrants were granted to employees or non-employees in exchange for services performed during the year ended December 31, 2021. No Warrants vested during the years ended December 31, 2022 and 2021. As of December 31, 2022, the total unrecognized compensation expense related to Warrants was $228,000.

On December 1, 2022, the Company issued 500,000 warrants (included in the table above) to a third-party for nonemployee investor relations services. The warrants have an exercise price of $0.67, a grant date fair value of $0.50, vest in twelve equal monthly installments commencing on the grant date and expire five years from the grant date. Compensation expense included in the statement of operations for the year ended December 31, 2022 totaled $20,000.

Noncash Stock Compensation Expense

Noncash stock-based compensation expense for the periods presented was comprised of the following:

	2022	2021
Stock options	$1,278,000	$1,148,000
Warrants	20,000	-
Restricted stock units	2,965,000	1,233,000
Total noncash stock compensation expense	$4,263,000	$2,381,000

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	2022	2021
Sales, marketing and advertising	$1,079,000	$934,000
Engineering, technology and development	389,000	288,000
General and administrative	2,795,000	1,159,000
Total noncash stock compensation expense	$4,263,000	$2,381,000

9.	INCOME TAXES

Super League’s provision for income taxes consisted of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Current:
Federal taxes	$-	$-
State taxes	-	-
Total current	$-	$-

Deferred:
Federal taxes	$(7,541,000)	$(4,654,000)
State taxes	(1,664,000)	(969,000)
Foreign taxes	(205,000)	(38,000)
Subtotal	(9,410,000)	(5,661,000)
Change in valuation allowance	9,205,000	2,550,000
Total deferred	(205,000)	(3,111,000)
Provision for income taxes	$(205,000)	$(3,111,000)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31, 2022 and 2021.

	2022	2021
Deferred tax assets (liabilities):
Net operating loss and credits	$32,098,000	$27,963,000
Stock compensation	3,026,000	2,837,000
Accrued liabilities	504,000	11,000
Fixed assets and intangibles	(2,231,000)	(4,812,000)
State taxes	11,000	1,000
Capitalized research and development costs	2,002,000	-
Total net deferred tax assets (liabilities)	35,410,000	26,000,000
Valuation allowance	(35,723,000)	(26,518,000)
Total net deferred tax assets (liabilities), net of valuation allowance	$(313,000)	$(518,000)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2022	2021

Statutory federal tax rate - (benefit) expense	21%	21%
State tax, net	6	-
Non-deductible permanent items	(15)	(2)
Change in tax rate	(1)
Valuation allowance	(11)	(6)
	-%	13%

For the years ended December 31, 2022 and 2021, the Company recorded full valuation allowances against its domestic net deferred tax assets due to uncertainty regarding future realizability pursuant to guidance set forth in the FASB’s Accounting Standards Codification Topic No. 740, Income Taxes. In future periods, if the Company determines it will more likely than not be able to realize these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is made. The Company does not maintain a valuation allowance on the activity in the UK from its recent acquisition of Bannerfy Ltd due to the deferred tax liability position. Components of net loss before income tax attributable to foreign entities totaled $1.1 million for the year ended December 31, 2022, and was not material for the year ended December 31, 2021.

At December 31, 2022, the Company had U.S. federal, state income tax, and foreign net operating loss carryforwards of approximately $118.3 million, $104.9 million and $985,000, respectively, expiring through 2037. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. Federal net operating loss carryforwards totaling approximately $94.1 million were generated in fiscal year 2018 or after, and therefore have no expiration date.

A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization for tax purposes of research and experimental expenditures became effective January 1, 2022. This provision requires us to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending upon where the research is conducted. This provision did not have a material impact on our fiscal year 2022 effective tax rate on a net basis or our cash paid for taxes due to our net operating loss position.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2022 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which expires on August 1, 2023, at a combined rate of approximately $12,000 per month. The adoption of ASC 842, “Leases” (“ASC 842”), did not have a material impact on the Company's consolidated financial statements and related disclosures.

Rent expense for the years ended December 31, 2022 and 2021 was approximately $168,000 and $111,000, respectively, and is included in general and administrative expense in the accompanying statements of operations. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Related Party Transactions

In May 2018, the Company entered into a consulting agreement with a member of the Board of Directors, pursuant to which the board member provides the Company with strategic advice and planning services for which he receives a cash payment of $7,500 per month from the Company. The consulting agreement had an initial term ending December 31, 2019, and was extended for successive one-year periods upon mutual agreement of the board member and the Company through to fiscal year 2023. Total consulting expense under the agreement totaled $90,000 for each of the years ended December 31, 2022 and 2021.

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

On January 31, 2023, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 2,299 shares of newly designated Series A-5 Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $1,000 per share, raising net proceeds of $2,000,000, after deducting placement agent costs of $299,000. Refer to Note 7 for a description of the terms of the preferred stock issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LEAGUE GAMING, INC.

Date: March 31, 2023	By:	/s/ Ann Hand
Ann Hand
President and Chief Executive Officer (Principal Executive Officer)

SUPER LEAGUE GAMING, INC.

Date: March 31, 2023	By:	/s/ Clayton Haynes
Clayton Haynes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Hand	Chief Executive Officer	March 31, 2023
Ann Hand	and Chair of the Board
(Principal Executive Officer)

/s/ Clayton Haynes	Chief Financial Officer	March 31, 2023
Clayton Haynes	(Principal Financial and Accounting Officer)

/s/ David Steigelfest	Director	March 31, 2023
David Steigelfest

/s/ Jeff Gehl	Director	March 31, 2023
Jeff Gehl

/s/ Kristin Patrick	Director	March 31, 2023
Kristin Patrick

/s/ Mark Jung	Director	March 31, 2023
Mark Jung

/s/ Michael Keller	Director	March 31, 2023
Michael Keller