Form 10-K/A
period 2022-12-31
Super League Gaming, Inc.
filed 2023-05-01
CIK 1621672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 28, 2023, there were 37,795,077 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Super League Gaming, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, new certifications of our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2022 are attached, each as of the filing date of this Amendment. Except as described above, no other changes have been made to the Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

References in this Annual Report on Form 10-K to “Super League Gaming, Inc.,” “Super League,” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Amended and Restated Bylaws (“Bylaws”) provide that the number of directors that constitute the entire Board of Directors (the “Board”) shall be fixed from time to time by resolution adopted by a majority of the entire Board, but that in no event shall the number be less than one. Our Amended and Restated Certificate of Incorporation, as amended (our “Charter”) classifies our Board of Directors into three classes with staggered three-year terms, designated as follows:

●	Class I, comprised of two directors, Kristin Patrick and David Steigelfest (with terms expiring at our 2024 annual meeting of stockholders);

●	Class II, comprised of two directors, Jeff Gehl and Michael Keller (with terms expiring at our 2025 annual meeting of stockholders).

●	Class III, comprised of two directors, Ann Hand and Mark Jung (with terms expiring at our 2023 annual meeting of stockholders).

Our Board currently consists of the following six members:

Name	Age	Positions	Class	Director Since	Committee Memberships
					A	CP	NCG
Ann Hand	54	Chief Executive Officer, Chair	Class III	2015
Jeff Gehl	54	Director Nominee	Class II	2015	C		M
Mark Jung	60	Independent Director	Class III	2019	M	C
Michael Keller	52	Director Nominee	Class II	2018	M	M	C
Kristin Patrick	52	Independent Director	Class I	2018		M	M
David Steigelfest	55	Chief Platform Officer, Corporate Secretary and Director	Class I	2014

A – Audit Committee
C – Committee Chair
CP – Compensation Committee
NCG – Nominating and Governance Committee
M – Committee Member

Ann Hand
Chief Executive Officer, Chair of the Board

Ms. Hand has served as our Chief Executive Officer and Chair of our Board since June 2015. From June 2015 to January 13, 2023, Ms. Hand also served as our President. Over the past 20 years, Ms. Hand has served as a market-facing executive with a track record in brand creation and turn- around with notable delivery at the intersection of social impact with consumer trends and technology to create bold offers, drive consumer preference and deliver bottom line results. Prior to joining the Company, from 2009 to 2015, Ms. Hand served as Chief Executive Officer and as a director of Project Frog, a venture-backed firm with a mission to democratize healthy, inspired buildings that are better, faster, greener, and more affordable than traditional construction. From 1998 through 2008, Ms. Hand served in various senior executive positions with BP plc, including Senior Vice President, Global Brand Marketing & Innovation from 2005 to 2008, during which time she led many award-winning integrated marketing campaigns and oversaw the entire brand portfolio of B2C and B2B brands, including BP, Castrol, Arco, am/pm and Aral. Additionally, she served as Chief Executive, Global Liquefied Gas Business Unit with full P&L accountability across 15 countries and 3,000 staff, covering operations, logistics, sales and marketing with over $3 billion in annual revenue. Ms. Hand was recognized by Goldman Sachs - “100 Most Intriguing Entrepreneurs” in 2014, by Fortune - “Top 10 Most Powerful Women Entrepreneurs” in 2013, and Fast Company – “100 Most Creative People” in 2011. Ms. Hand earned a Bachelor of Arts in Economics from DePauw University, an MBA from Northwestern’s Kellogg School of Management, and completed executive education at Cambridge, Harvard and Stanford Universities.

Ms. Hand’s extensive background in corporate leadership and her practical experience in brand creation and turn-arounds directly align with the Company’s focus, and ideally position her to make substantial contributions to the Board, both as Chair of the Board and as the leader of the Company’s executive team.

Jeff Gehl
Independent Director

Mr. Gehl has served as a director on our Board since 2015. Mr. Gehl is a co-owner at VLOC LLC. Since 2001, Mr. Gehl has been a Managing Partner of RCP Advisors. Mr. Gehl is responsible for leading RCP's client relations function and covering private equity fund managers in the western United States. He is a General Partner of BKM Capital Partners, L.P. Previously, Mr. Gehl was an Advisor at Troy Capital Partners until 2018. In addition, Mr. Gehl founded and served as Chairman and Chief Executive Officer of MMI, a technical staffing company, and acquired Big Ballot, Inc., a sports marketing firm. He currently serves as a Director of P10 Industries, Inc., a Director of Veritone, Inc. (NASDAQ: VERI) and an Advisory Board member of several of RCP’s underlying funds, as well as Accel-KKR and Seidler Equity Partners. Mr. Gehl was the Manager of VLOC. Mr. Gehl received the 1989 “Entrepreneur of the Year” award from University of Southern California’s Entrepreneur Program. He obtained a Bachelor of Science in Business Administration from the University of Southern California's Entrepreneur Program.

Mr. Gehl’s wide range of experience in financing, developing and managing high-growth technology companies, as well as his entrepreneurial experience, has considerably broadened the Board’s perspective, particularly as the Company engaged in capital raising activities to fund the early stages of its development. Mr. Gehl also serves as our Board-designated “audit committee financial expert,” as the Chair of the Board’s Audit Committee and as a member of the Nominating and Governance Committee.

Mark Jung
Independent Director

Mr. Jung has served as a director on our Board since July 2019. Mr. Jung currently serves as an independent consultant to multiple media and technology companies. Previously, Mr. Jung served on the board of directors of Accela, a leading provider of cloud-based productivity and civic engagement solutions for government, from March 2016 to April 2019. During his tenure on the board of Accela, Mr. Jung also held executive management positions for Accela, including as Chairman and interim Chief Executive Officer from August 2016 to March 2017 and from April 2018 to October 2018, as well as serving as Executive Chairman from March 2017 to April 2018. Prior to Accela, Mr. Jung served as Executive Chairman of OL2, a leading cloud solutions provider for gaming and graphics-rich applications, from May 2013 to March 2015; Samba Safety, a provider of driver risk management solutions from May 2016 to September 2021; and ReadyUp, a provider of an esports platform for player networking and team management from March 2019 to February 2023. Currently, Mr. Jung serves as a member of the board of directors of Millennium Trust Company, a leading financial services company offering niche alternative custody solutions to institutions, advisors and individuals; Inmar, a provider of intelligent commerce network solutions; and PocketRN, a telenursing platform and services provider. Mr. Jung graduated with a BS in engineering from Princeton University and received his MBA from Stanford University Graduate School of Business.

With over three decades of experience serving as a C-suite executive at several prominent companies within the digital entertainment and video game industries, and extensive public and private board member experience, we believe Mr. Jung provides our Board with invaluable knowledge and insight regarding key strategies and best practices for building gaming communities and creating a demand for gaming-related content in the market that can accelerate our audience development and content monetization strategies, and will also share key learnings with Super League gained from his experience navigating the transition of companies from private to public. Mr. Jung also serves as Chair of the Board’s Compensation Committee and as a member of the Audit Committee.

Michael Keller
Independent Director

Mr. Keller has served as a director on our Board since November 2018. From July 2014 to February 2018, Mr. Keller served as an advisor and board member for Cake Entertainment, an independent entertainment company specializing in the production, distribution, development, financing and brand development of kids’ and family properties, as managing director of Tiedemann Wealth Management from March 2008 to December 2013, as co-founder and principal of Natrica USA, LLC from August 2006 to March 2008 and as Senior Vice President of Brown Brothers Harriman Financial Services from July 1996 to June 2006. Mr. Keller earned a Bachelor of Arts in History from Colby College.

With over 15 years of experience in asset and portfolio management, and experience in helping companies gain exposure for their products and services, including in the entertainment industry, we believe Mr. Keller provides our Board with useful insight that will help us as we allocate resources to expand the utility of our platform and other technologies. Mr. Keller also serves as Chair of the Board’s Nominating and Governance Committee and as a member of the Audit Committee and the Compensation Committee.

Kristin Patrick
Independent Director

Ms. Patrick has served as a director on our Board since November 2018, and currently serves as Executive Vice President and Chief Marketing Officer of Claire's, a position she has held since March 2021. Previously, Ms. Patrick served as President and Chief Marketing Officer of Eros Innovations, a position she held from January 2019 to March 2021. Prior to her time with Eros Innovations, Ms. Patrick served as Global Chief Marketing Officer of Soda Brand at Pepsico, Inc., a position she held from June 2013 to January 2019. Prior to her time with Pepsico, Inc., Ms. Patrick served as Chief Marketing Officer of Playboy Enterprises, Inc. from November 2011 to June 2013, and as Executive Vice President of Marketing Strategy for William Morris Endeavor from January 2010 to November 2011. Ms. Patrick has also held senior marketing positions at Liz Claiborne's Lucky Brand, Walt Disney Company, Calvin Klein, Revlon and NBC Universal and Gap, Inc. A Brandweek "Next Gen Marketer" and Reggie Award recipient, Ms. Patrick received her Bachelor of Arts from Emerson College and J.D. from Southwestern University.

As we continue to expand the visibility of our brand, we believe Ms. Patrick will provide instrumental input on our marketing efforts, and will assist the Board and management with initiating marketing programs to enable us to meet our short-term and long-term growth objectives. Ms. Patrick also serves as a member of the Board’s Compensation Committee and the Nominating and Governance Committee.

David Steigelfest
Chief Platform Officer, Corporate Secretary, Director

Mr. Steigelfest co-founded the Company in 2014 and has served as a director on our Board since that time. In addition, Mr. Steigelfest served has our Chief Platform Officer since May 2018. An attorney by education, David has served as an executive and entrepreneur in the digital and technology space for more than 20 years. Prior to co-founding the Company in 2014, Mr. Steigelfest founded rbidr LLC, a media and technology startup and a pioneer in yield management and price optimization software, where he served as Chief Executive Officer from 2008 to 2013. From 2013 to 2014, Mr. Steigelfest worked for Cosi Consulting, where he provided management consulting services ranging from complex project management, PMO, software design, 3rd party software integration and migration, enterprise content management, data management and system-based regulatory compliance to various Fortune 500 companies. From 2001 to 2008, Mr. Steigelfest worked on Wall Street at Deutsche Bank, where he oversaw various multi-million-dollar change management projects. In addition, Mr. Steigelfest previously served as Vice President of eCommerce at Starguide Digital Networks, where he had responsibility over the streaming media portal, CoolCast. CoolCast utilized satellite technology to distribute high quality streaming content into multi-cast enabled networks bypassing Internet bottlenecks. Prior to Starguide, Mr. Steigelfest served as the Director of Product Management at Gateway Computers, where he oversaw Gateway.com and Gateway’s business-to-business extranet system, eSource. In addition, Mr. Steigelfest has consulted for companies of all sizes throughout his career addressing a wide variety of IT and business challenges, including complex business process change, software implementation and e-commerce. Mr. Steigelfest received a Bachelor of Arts in International Relations and Psychology from Syracuse University, and a JD with an emphasis in business transactions and business law from Widener University School of Law.

As a co-founder of the Company and a lead developer of the Company’s platform, Mr. Steigelfest provides the Board with critical insight into the technological aspects of the Company’s operations and the ongoing development of the platform, attributes that make Mr. Steigelfest a particularly valued member of the Board.

Executive Officers

Our executive officers are appointed by the Board and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with the Company. The following is a brief description of the present and past business experience of each of the Company’s current executive officers.

Name	Age	Positions
Ann Hand	54	Chief Executive Officer and Chair
Clayton Haynes	53	Chief Financial Officer
Matt Edelman	53	President and Chief Commercial Officer
David Steigelfest	55	Chief Platform Officer, Corporate Secretary and Director

Ann Hand
Chief Executive Officer, Chair of the Board

Please see Ms. Hand’s biography in the preceding section under the heading “Directors” on page 1.

Clayton Haynes
Chief Financial Officer

Mr. Haynes was appointed as our Chief Financial Officer in August 2018. From 2001 to August 2018, Mr. Haynes served as Chief Financial Officer, Senior Vice President of Finance and Treasurer of Acacia Research Corporation (NASDAQ: ACTG), an industry-leading intellectual property licensing and enforcement and technology investment company. From 1992 to March 2001, Mr. Haynes was employed by PricewaterhouseCoopers LLP, ultimately serving as a Manager in the Audit and Business Advisory Services practice, where he provided and managed full scope financial statement audit and business advisory services for public and private company clients with annual revenues up to $1 billion in a variety of sectors, including manufacturing, distribution, oil and gas, engineering, aerospace and retail. Mr. Haynes received a Bachelor of Arts in Economics and Business/Accounting from the University of California at Los Angeles, an MBA from the University of California at Irvine Paul Merage School of Business and is a Certified Public Accountant (Inactive).

Matt Edelman
President and Chief Commercial Officer

Mr. Edelman oversees the Company’s revenue, marketing, content, creative services and business development activities, and has served as our Chief Commercial Officer since July 2017. Mr. Edelman is the owner of PickTheBrain, a leading digital self-improvement business, a board member and marketing committee member of the Epilepsy Foundation of Greater Los Angeles and has over 20 years of experience working in the digital and traditional media and entertainment industries. Since 2001, he has served as an advisor and consultant to numerous digital and media companies, including, amongst others, Nike, Marvel, MTV, Sony Pictures, 20th Century Fox and TV Guide. Prior to joining the Company, from 2014 to 2017, Mr. Edelman served as the Head of Digital Operations and Marketing Solutions at WME-IMG (now Endeavor), where he was responsible for several areas, including digital audience and revenue growth through content, social media and paid customer acquisition across the company’s global live events business within sports, fashion, culinary and entertainment verticals; digital marketing services for consumer brands, college athletics programs and talent; and management of direct-to-consumer digital content businesses, including both eSports and Fashion OTT properties. From 2010 to 2013, Mr. Edelman served as the Chief Executive Officer of Glossi (previously ThisNext), an authoring platform enabling individuals to create their own digital magazines. Previously, Mr. Edelman also founded and/or served in executive positions at multiple early-stage digital media companies. Mr. Edelman earned a Bachelor of Arts in Politics from Princeton University.

Mr. Edelman served as the Company’s Chief Commercial Officer during the fiscal year ended December 31, 2022, and was appointed as President on January 13, 2023.

David Steigelfest
Chief Platform Officer, Corporate Secretary and Director

Please see Mr. Steigelfest’s biography in the preceding section under the heading “Directors” on page 3.

Role of Board in Risk Oversight Process

Our Board has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business, and the steps we take to manage them. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk. Cybersecurity risk is a key consideration in our operational risk management capabilities and we continuously strive to implement best practices to mitigate risk. Given the nature of our operations and business, cybersecurity risk may manifest itself through various business activities and channels and is thus considered an enterprise-wide risk which is subject to control and monitoring at various levels of management throughout the business. Our Board will oversee and review reports on significant matters of corporate security, including cybersecurity. In addition, we maintain specific cyber insurance through our corporate insurance program, the adequacy of which is subject to review and oversight by our Board.

Our Audit Committee reviews information regarding liquidity and operations and oversees our management of financial risks. Periodically, our Audit Committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the Audit Committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. Our Compensation Committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. Matters of significant strategic risk are considered by our Board as a whole.

Board Committees and Independence

Our Board has established the following three standing committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee. Our Board has adopted written charters for each of these committees, copies of which are available under the Corporate Governance section of our website at http://ir.superleague.com.

Audit Committee

Our Audit Committee is currently comprised of Jeff Gehl, who serves as the Audit Committee Chair, Michael Keller and Mark Jung, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee met four times during the year ended December 31, 2022. Pursuant to its charter, the Audit Committee’s responsibilities include, among other things:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

●	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

●	reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;

●
reviewing and discussing our annual audited financial statements and quarterly financial statements with management and the independent auditor, including our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q prior to the release of such information;

●	reviewing and reassessing the adequacy of the Audit Committee’s charter, at least annually;

●	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

●
reviewing on a periodic basis, or as appropriate, our policies with respect to risk assessment and management, and our plan to monitor, control and minimize such risks and exposures, with the independent public accountants, internal auditors, and management;

●	reviewing any earnings announcements and other public announcements regarding our results of operations;

●	preparing the report that the SEC requires in our annual proxy statement, upon becoming subject to the Securities Exchange Act of 1934, as amended (“Exchange Act”);

●
complying with all preapproval requirements of Section 10A(i) of the Exchange Act and all Securities and Exchange Commission (“SEC”) rules relating to the administration by the Audit Committee of the auditor engagement to the extent necessary to maintain the independence of the auditor as set forth in 17 CFR Part 210.2-01(c)(7);

●	administering the policies and procedures for the review, approval and/or ratification of related party transactions involving the Company or any of its subsidiaries; and

●	making other recommendations to the Board on such matters, within the scope of its function, as may come to its attention and which in its discretion warrant consideration by the Board.

Our Board has affirmatively determined that all members of our Audit Committee meet the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Stock Market. Our Board has determined that Mr. Gehl qualifies as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq Stock Market rules and regulations. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market.

Compensation Committee

Our Compensation Committee is currently comprised of Mark Jung, who serves as the Compensation Committee Chair, Kristin Patrick and Michael Keller, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Compensation Committee’s main function is to assist our Board in the discharge of its responsibilities related to the compensation of our executive officers. The Compensation Committee met seven times during the year ended December 31, 2022. Pursuant to its charter, the Compensation Committee is primarily responsible for, among other things:

●
reviewing our compensation programs and arrangements applicable to our executive officers, including all employment-related agreements or arrangements under which compensatory benefits are awarded or paid to, or earned or received by, our executive officers, and advising management and the Board regarding such programs and arrangements;

●
reviewing and recommending to the Board the goals and objectives relevant to CEO compensation, evaluating CEO performance in light of such goals and objectives, and determining CEO compensation based on the evaluation;

●	retaining, reviewing and assessing the independence of compensation advisers;

●	monitoring issues associated with CEO succession and management development;

●	overseeing and administering our equity incentive plans;

●	reviewing and making recommendations to our Board with respect to compensation of our executive officers and senior management;

●	reviewing and making recommendations to our Board with respect to director compensation;

●
endeavoring to ensure that our executive compensation programs are reasonable and appropriate, meet their stated purpose (which, among other things, includes rewarding and creating incentives for individuals and Company performance), and effectively serve the interests of the Company and our stockholders; and

●
upon becoming subject to the Exchange Act, preparing and approving an annual report on executive compensation and such other statements to stockholders which are required by the SEC and other governmental bodies.

Nominating and Governance Committee

Our Nominating and Governance Committee is currently comprised of Michael Keller, who serves as the Nominating and Governance Committee Chair, Kristin Patrick and Jeff Gehl, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Nominating and Governance Committee met four times during the year ended December 31, 2022. Pursuant to its charter, the Nominating and Governance Committee is primarily responsible for, among other things:

●	assisting the Board in identifying qualified candidates to become directors, and recommending to our Board nominees for election at the next annual meeting of stockholders;

●	leading the Board in its annual review of the Board’s performance;

●	recommending to the Board nominees for each Board committee and each committee Chair;

●
reviewing and overseeing matters related to the independence of Board and committee members, in light of the independence requirement of the Nasdaq Stock Market and the rules and regulations of the SEC;

●	overseeing the process of succession planning of our CEO and other executive officers; and

●	developing and recommending to the Board corporate governance guidelines, including our Code of Business Conduct, applicable to the Company.

Board Qualifications and Experience

Our Nominating and Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	personal and professional integrity, ethics and values;

●	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

●	experience as a board member or executive officer of another publicly held company;

●	strong finance experience;

●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;

●	experience relevant to our business industry and with relevant social policy concerns; and

●	relevant academic expertise or other proficiency in an area of our business operations.

Currently, our Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Board Diversity

Our six directors come from diverse backgrounds. We comply with Nasdaq Listing Rule 5605(f), which requires Nasdaq-listed companies to have at least two diverse directors, including one self-identified woman and one individual who self-identifies as an underrepresented minority or as LGBTQ+.

The table below provides certain highlights of the composition of our Board members and nominees as of May 1, 2023. Each of the categories listed in the table below has the meaning as it is used in Nasdaq Listing Rule 5605(f).

Board Diversity Matrix (As of May 1, 2023)
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Identity
Directors	2	4	—	—
Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	5*

*  Did not disclose with respect to LGBTQ+ background.

Compensation Committee Interlocks and Insider Participation

At no time have any of the members of our Compensation Committee been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any other entity that has one or more executive officers on our Board of Directors or Compensation Committee.

Our Board’s Leadership Structure

Our Board has discretion to determine whether to separate or combine the roles of Chair and Chief Executive Officer. Ms. Hand has served in both roles since 2015, and our Board continues to believe that her combined role is most advantageous to the Company and its stockholders. Ms. Hand possesses in-depth knowledge of the issues, opportunities and risks facing us, as well as our business and our industry. Ms. Hand is best positioned to fulfill the Chair’s responsibility to develop meeting agendas that focus the Board’s time and attention on critical matters and to facilitate constructive dialogue among Board members on strategic issues.

In addition to Ms. Hand’s leadership, the Board maintains effective independent oversight through a number of governance practices, including open and direct communication with management, input on meeting agendas, and regular executive sessions.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our employees, officers and directors. We provide our Code of Business Conduct and Ethics under the Corporate Governance section of our website at http://ir.superleague.com.  We intend to disclose any future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of these provisions, on our website or in our filings with the SEC under the Exchange Act.

Limitation of Liability and Indemnification

Our Charter and Bylaws provide the indemnification of our directors and officers to the fullest extent permitted under the Delaware General Corporation Law (“DGCL”). In addition, the Charter provides that our directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director and that if the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

As permitted by the DGCL, we have entered into or plan to enter into separate indemnification agreements with each of our directors and certain of our officers that require us, among other things, to indemnify them against certain liabilities which may arise by reason of their status as directors, officers or certain other employees. We have obtained and expect to maintain insurance policies under which our directors and officers are insured, within the limits and subject to the limitations of those policies, against certain expenses in connection with the defense of, and certain liabilities that might be imposed as a result of, actions, suits or proceedings to which they are parties by reason of being or having been directors or officers. The coverage provided by these policies may apply whether or not we would have the power to indemnify such person against such liability under the provisions of the DGCL.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as our officers and directors. At present, there is no pending litigation or proceeding involving our directors or officers for whom indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Stockholder Communications

If you wish to communicate with the Board of Directors, you may send your communication in writing to:

Super League Gaming, Inc.
2912 Colorado Avenue, Suite #203
Santa Monica, California 90404
Attn: Corporate Secretary

You must include your name and address in the written communication and indicate whether you are a stockholder of the Company. Our Corporate Secretary will review any communication received from a stockholder, and all material and appropriate communications from stockholders will be forwarded to the appropriate director or directors or committee of the Board of Directors based on the subject matter.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended December 31, 2022, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We are an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to our “named executive officers,” who are those individuals serving as our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers at December 31, 2022, the end of the last completed fiscal year (the “Named Executive Officers”).

We have identified Ann Hand, David Steigelfest and Matt Edelman as our Named Executive Officers for the year ended December 31, 2022. Our Named Executive Officers for our fiscal year ending December 31, 2023 are subject to change, as we may hire or appoint new executive officers.

For the fiscal years ended December 31, 2022 and 2021, compensation for our Named Executive Officers was as follows:

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)

Ann Hand	2022	$425,000	$140,000	(2)	$1,627,200	$-	$2,192,200
Chief Executive Officer (4)	2021	$400,000	$109,400	(3)	$340,000	$472,000	$1,321,400

David Steigelfest	2022	$330,000	$40,000	(2)	$336,200	$-	$706,200
Secretary	2021	$300,000	$102,000	(3)	$109,000	$105,000	$616,000

Matt Edelman	2022	$330,000	$100,000	(2)	$336,200	$-	$766,200
Chief Commercial Officer, President (4)	2021	$300,000	$102,000	(3)	$104,000	$100,000	$606,000

(1)
This column represents the grant date fair value calculated in accordance with the FASB’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). The methodology used to calculate the estimated value of the equity awards granted is set forth under Note 2 and Note 8 to the audited Financial Statements as of and for the years ended December 31, 2022 and 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not represent the actual value, if any, that may be realized by the Named Executive Officers.

(2)	Includes executive bonus amounts earned in connection with the 2022 executive bonus program approved at the discretion of the Board.

(3)	Includes executive bonus amounts earned in connection with the 2021 executive bonus program approved at the discretion of the Board.

(4)	Ms. Hand served as the Company’s President during the years ended December 31, 2021 and 2022, and until Mr. Edelman’s appointment as President on January 13, 2023.

Elements of Compensation

Our executive compensation program consisted of the following components of compensation during the years ended December 31, 2022 and 2021:

Base Salary

Each of our executive officers receives a base salary for the expertise, skills, knowledge and experience he or she offers to our management team. The base salary of each of our executive officers is re-evaluated annually, and may be adjusted to reflect:

●	the nature, responsibilities, and duties of the officer’s position;

●	the officer’s expertise, demonstrated leadership ability, and prior performance;

●	the officer’s salary history and total compensation, including annual equity incentive awards; and

●	the competitiveness of the officer’s base salary.

Executive Bonus

The Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as that executive officer’s contribution towards our business objectives. Bonus amounts depend on the level of achievement of individual performance goals, with a target bonus generally set as a percentage of base salary and based on the achievement of pre-determined milestones.  For the year ended December 31, 2022, each of our Named Executive Officers was awarded a bonus by the Compensation Committee in the amount set forth in the Summary Compensation Table above.

Equity Incentive Awards

We believe that to attract and retain management, key employees and non-management directors, the compensation paid to these persons should include, in addition to base salary, annual equity incentives. Our Compensation Committee determines the amount and terms of equity-based compensation granted to each individual. In determining whether to grant certain equity awards to our executive officers, the Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as the executive officer’s contribution towards goals of the Company. All equity awards issued to our Named Executive Officers during the years ended December 31, 2022 and 2021 were issued under our 2014 Plan.

Employment Agreements and Potential Payments upon Termination or Change of Control

Employment Agreements with Named Executive Officers

Ann Hand

On January 5, 2022, we entered into an employment agreement with Ms. Hand, which provides that Ms. Hand shall continue to serve as our Chief Executive Officer, President and Chair of the Board. The term of the agreement is through December 31, 2024 (the “Hand Initial Term”), and provided that neither party provides 30 days’ notice prior to the expiration of the Hand Initial Term or a Renewal Term (defined below) of their intent to allow the agreement to expire and thereby terminate, the agreement shall continue in effect for successive periods of one year (each, a “Hand Renewal Term”). The employment agreement with Ms. Hand provides for a base annual salary of $425,000, which amount may be increased annually, at the sole discretion of the Board. Additionally, Ms. Hand shall be entitled to (i) an annual cash bonus, the amount of which shall be determined by our Compensation Committee, (ii) health insurance for herself and her dependents, for which the Company shall pay 90% of the premiums, (iii) reimbursement for all reasonable business expenses, and (iv) participate in the Company’s annual variable compensation plan approved by the Board. As additional compensation, Ms. Hand was issued a grant of 900,000 performance stock units (“PSUs”) (the “Hand PSUs”), with equal increments of 20% of the Hand PSUs vesting upon the 60 day volume weighted average price of the Company’s Common Stock (the “60-Day VWAP”) reaching (A) $4.75 per share, (B) $6.00 per share, (C) $7.00 per share, (D) $8.00 per share, and (E) $9.00 per share. Ms. Hand has been granted the Hand PSUs in lieu of participating in the equity-grant component, granted pursuant to the Plan, of the Company’s annual executive compensation plan during the Hand Initial Term.

Ms. Hand’s employment agreement is terminable by either party at any time. In the event of termination by us without Cause or by Ms. Hand for Good Reason, as those terms are defined in the agreement, she shall receive a severance package consisting of the following: (i) all accrued obligations as of the termination date; (ii) a cash payment equal to the greater of (A) her base annual salary for 18 months, or (B) the remaining payments due for the term of the agreement; and (iii) the immediate vesting of all options, RSUs and PSUs, that utilize time-based vesting, set to vest over the 18 month period from and after the Termination Date; and (iv) 270,000 of the Hand PSUs shall immediately vest. In the event of termination by us with Cause or by Ms. Hand without Good Reason, Ms. Hand shall be entitled to all salary and benefits accrued prior to the termination date, and nothing else; provided, however, that Ms. Hand shall be entitled to exercise that portion of the Hand Warrant that has vested as of the effective date of the termination until the Hand Warrant’s expiration.

Ms. Hand’s employment agreement replaces a prior employment agreement entered into by the Company and Ms. Hand on June 16, 2017, as amended and restated on November 15, 2018.

Ms. Hand currently serves as the Company’s Chief Executive Officer and Chair of the Board, and served as President until January 13, 2023, when Mr. Edelman was appointed President of the Company.

David Steigelfest

On January 5, 2022, we entered into an employment agreement with Mr. Steigelfest, which provides that Mr. Steigelfest shall continue to serve as our Chief Platform Officer. The initial term of the agreement is three years (the “Steigelfest Initial Term”), and provided that neither party provides 30 days' notice prior to the expiration of the Steigelfest Initial Term or a Steigelfest Renewal Term of their intent to allow the agreement to expire and thereby terminate, the agreement shall continue in effect for successive periods of one year (each, a “Steigelfest Renewal Term”). The employment agreement with Mr. Steigelfest provides for a base annual salary of $330,000, which amount may be increased annually, at the sole discretion of the Board. Additionally, Mr. Steigelfest shall be entitled to (i) health insurance for himself and his dependents, for which the Company shall pay 50% of the premiums, (ii) reimbursement for all reasonable business expenses, and (iv) annual variable compensation plan approved by the Board. As additional compensation, Mr. Steigelfest was issued a grant of 150,000 performance stock units (“PSUs”) (the “Steigelfest PSUs”), with equal increments of 20% of the Steigelfest PSUs vesting upon the 60 day volume weighted average price of the Company’s Common Stock (the “60-Day VWAP”) reaching (A) $4.75 per share, (B) $6.00 per share, (C) $7.00 per share, (D) $8.00 per share, and (E) $9.00 per share. Mr. Steigelfest has been granted the Steigelfest PSUs in lieu of participating in the equity-grant component, granted pursuant to the Plan, of the Company’s annual executive compensation plan during the Steigelfest Initial Term.

In the event the Company terminates Mr. Steigelfest without Cause, or Mr. Steigelfest resigns for Good Reason (each as defined in the agreement), Mr. Steigelfest will be entitled to a cash payment equal to 12 months of the Steigelfest Base Pay from the date of such termination. In the event the Company terminates Mr. Steigelfest for Cause, or, Mr. Steigelfest resigns without Good Reason, Mr. Steigelfest shall only be entitled to salary and benefits accrued prior to such date, provided that Mr. Steigelfest shall retain the right for 90 days from the date of such termination or resignation to exercise any Awards which are vested as of such date. In the event of a Change-In-Control (as defined in the agreement), the vesting of all Awards granted to Mr. Steigelfest shall accelerate, and all such Awards shall be considered fully vested immediately prior to such Change-In-Control.

Mr. Steigelfest’s employment agreement replaces a prior employment agreement entered into by the Company and Mr. Steigelfest on October 31, 2016, as amended and restated on November 1, 2018.

Matt Edelman

On January 5, 2022, we entered into an employment agreement with Mr. Edelman, which provides that Mr. Edelman shall continue to serve as our Chief Commercial Officer. The initial term of the agreement is three years (the “Edelman Initial Term”), and provided that neither party provides 30 days' notice prior to the expiration of the Edelman Initial Term or a Edelman Renewal Term of their intent to allow the agreement to expire and thereby terminate, the agreement shall continue in effect for successive periods of one year (each, a “Edelman Renewal Term”). The employment agreement with Mr. Edelman provides for a base annual salary of $330,000, which amount may be increased annually, at the sole discretion of the Board. Additionally, Mr. Edelman shall be entitled to (i) health insurance for himself and his dependents, for which the Company shall pay 50% of the premiums, (ii) reimbursement for all reasonable business expenses, and (iv) annual variable compensation plan approved by the Board. As additional compensation, Mr. Edelman was issued a grant of 150,000 performance stock units (“PSUs”) (the “Edelman PSUs”), with equal increments of 20% of the Edelman PSUs vesting upon the 60 day volume weighted average price of the Company’s Common Stock (the “60-Day VWAP”) reaching (A) $4.75 per share, (B) $6.00 per share, (C) $7.00 per share, (D) $8.00 per share, and (E) $9.00 per share. Mr. Edelman has been granted the Edelman PSUs in lieu of participating in the equity-grant component, granted pursuant to the Plan, of the Company’s annual executive compensation plan during the Hand Initial Term.

In the event the Company terminates Mr. Edelman without Cause, or Mr. Edelman resigns for Good Reason (each as defined in the agreement), Mr. Edelman will be entitled to a cash payment equal to six months of the Edelman Base Pay from the date of such termination. In the event the Company terminates Mr. Edelman for Cause, or, Mr. Edelman resigns without Good Reason, Mr. Edelman shall only be entitled to salary and benefits accrued prior to such date, provided that Mr. Edelman shall retain the right for 90 days from the date of such termination or resignation to exercise any Awards which are vested as of such date. In the event of a Change-In-Control (as defined in the agreement), the vesting of all Awards granted to Mr. Edelman shall accelerate, and all such Awards shall be considered fully vested immediately prior to such Change-In-Control.

Mr. Edelman’s employment agreement replaces a prior employment agreement entered into by the Company and Mr. Edelman on November 1, 2018.

On January 13, 2023, Mr. Edelman was also appointed as President of the Company.

Employment Agreement with Other Executive Officers

Michael Wann

On January 5, 2022, we entered into an executive employment agreement with Mr. Wann to serve as our Chief Strategy Officer and Executive Vice President of Sales, which served as an amendment and restatement of the existing executive employment agreement of Mr. Wann dated June 1, 2021.

The agreement provided that Mr. Wann would continue to serve for a term beginning on the Effective Date, and concluding on the third anniversary thereof, and that Mr. Wann would be entitled to (i) an annual base salary of $330,000, which may be increased annually at the sole discretion of the Company’s Board; (ii) participation in the Company’s annual variable compensation plan approved by the Board; (iii) in conjunction with Mr. Wann’s prior executive employment agreement executed on June 1, 2021, Mr. Wann was issued a grant, pursuant to the 2014 Plan, of 120,000 non-qualified options to purchase the Company’s Common Stock (“Options”), exercisable for a period of 10 years at the closing trading price as listed on the Nasdaq Capital Market as of the June 1, 2021, with 25% of the Options vesting an the one-year anniversary of June 1, 2021, and the remaining Options vesting in 36 equal monthly installments thereafter; (iv) participate in the Company’s health insurance plan offered by the Company to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses.

On January 13, 2023, Mr. Wann stepped down from his positions as director and Chief Strategy Officer of the Company and Executive Vice President of Sales.

In connection with Mr. Wann stepping down from his roles in the Company, the Company and Mr. Wann entered into a Transition Letter Agreement (the “Agreement”), pursuant to which Mr. Wann will remain a full-time strategic advisor of the Company from the Effective Date through July 14, 2023 (the “Term”). During the Term, Mr. Wann: (i) may not be terminated by the Company from his role as a strategic advisor for any reason; (ii) will continue to be paid on a semi-monthly basis at his current salary of $330,000 per year (the “Annual Salary”); (iii) will continue to have access to all employee benefits and  all outstanding options and restricted stock units (collectively, “Awards”) granted prior to the Effective Date will continue to vest, with no changes to the terms of the Awards under his existing employment agreement with the Company, dated January 5, 2022 (the “Employment Agreement”); and (iv) will be eligible to participate in the 2022 SLG executive bonus plan.  In the event Mr. Wann finds other employment during the Term, Mr. Wann will be entitled to the remainder of his Annual Salary not previously paid to him during the Term, payable in a lump sum payment due within 30 days of Mr. Wann’s termination of his employment with the Company.  In exchange for being released from Mr. Wann’s intellectual property assignment agreement for future intellectual property developed by him, Mr. Wann will continue to be bound by the confidentiality and non-solicitation provisions of the Employment Agreement. With exception to the sections referenced in the Agreement, the Agreement replaces and supersedes the Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses outstanding equity awards held by each of the Named Executive Officers as of December 31, 2022:

		Option/Warrant Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options/ warrants (#) Exercisable		Number of securities underlying unexercised options/ warrants (#) Unexercisable		Option/ warrant Exercise price($)	Option/ warrant expiration date	Number of shares or units of stock that have not vested(#)		Market value of shares or units of stock that have not vested(#)

Ann Hand	6/5/15	166,667		-		$9.00	6/5/25
	6/16/17	51,334		-		$9.00	6/15/27
	6/16/17	100,000		-		$10.80	6/6/27
	10/31/18	250,000		-		$10.80	10/31/28
	2/11/20	48,667	(1)	-		$10.80	10/30/28

	8/5/20	116,667		83,333	(2)	$2.88	8/3/30
	5/27/21	42,675		50,435	(3)	$4.81	5/27/31
	5/27/21	31,667		8,333	(4)	$4.81	5/27/31
	5/27/21							47,060	(5)	$15,831

David Steigelfest	10/16/14	116,667		-		$0.30	10/15/24
	12/21/15	833		-		$9.00	12/21/25
	2/11/20	25,833	(6)(7)	-		$9.00	6/15/27
	2/11/20	70,834	(7)			$10.80	10/31/28

	8/5/20	49,000		35,000	(8)	$2.88	8/3/30
	5/27/21	13,640		16,120	(9)	$4.81	5/27/31
	5/27/21	-		-		-		15,040	(10)	$5,059
	6/16/22	-		-		-		65,000	(15)	21,866

Matt Edelman	2/11/20	7,107	(11)	-		$10.80	6/29/28
	8/5/20	58,333		41,667	(12)	$2.88	8/3/30
	5/27/21	13,017		15,383	(13)	$4.81	5/27/31
	5/27/21	-		-		-		14,353	(14)	$4,828
	6/16/22	-		-		-		65,000	(16)	21,866

(1)
On February 11, 2020, Ms. Hand canceled 150,000 stock options with original grant dates of June 16, 2017 and October 31, 2018 and exercise prices of $9.00 and $10.80, respectively, in exchange for 67,500 RSUs, pursuant to a Board approved exchange. The outstanding equity award table above reflects the reissuance of 48,667 options on February 11, 2020, with the same terms of the original stock option granted, representing the reissuance of the balance of the original stock option grants not included in the exchange. The RSUs issued in the exchange vested over two years commencing on the February 11, 2020 grant date, with 50% of the RSUs vesting at the end of the first year, and 50% vesting at the end of the second year.

(2)	Represents an option to purchase shares of our common stock, which option vests in equal monthly installments over a 48-month period beginning on the grant date of August 5, 2020.

(3)	Represents an option to purchase shares of our common stock, which option vests in equal monthly installments over a 48-month period beginning on February 1, 2021.

(4)	Represents an option to purchase shares of our common stock, which option vests in equal monthly installments over a 24-month period beginning on May 27, 2021.

(5)	Represents a grant of 70,590 RSUs granted on May 27, 2021, which vests in three equal annual installments beginning on February 1, 2021.

(6)	Represents an option to purchase shares of our common stock. 8,834 shares of the original option were returned to the Issuer on February 11, 2020.

(7)
On February 11, 2020, Mr. Steigelfest canceled 70,000 stock options with original grant dates of June 16, 2017 and October 31, 2018 and exercise prices of $9.00 and $10.80, respectively, in exchange for 31,500 RSUs, pursuant to a Board approved exchange. The outstanding equity award table above includes the reissuance of 96,667 options on February 11, 2020, with the same terms of the original stock options granted, representing the reissuance of the balance of the original stock option grants not included in the exchange. The RSUs issued in the exchange vested over two years commencing on the February 11, 2020 grant date, with 50% of the RSUs vesting at the end of the first year, and 50% vesting at the end of the second year. A balance of 70,834 remained of the option exchanged, which originally vested with respect to 25,000 shares on October 31, 2019, and the remainder vesting at a rate of 2,084 shares per month, becoming fully vested on October 30, 2022. 29,166 shares of the original option were returned to the Issuer on February 11, 2020.

(8)	Represents an option to purchase shares of our common stock, which option vests in equal monthly installments over a 48-month period beginning on the grant date of August 5, 2020.

(9)	Represents an option to purchase shares of our common stock, which option vests in equal monthly installments over a 48-month period beginning on February 1, 2021.

(10)	Represents a grant of 22,560 RSUs granted on May 27, 2021, which vests in three equal annual installments beginning on February 1, 2021.

(11)
On February 11, 2020, Mr. Edelman canceled 100,000 stock options with original grant dates of July 24, 2017, June 29, 2018 and October 31, 2018 and an exercise price of $10.80, in exchange for 45,000 RSUs, pursuant to a Board approved exchange. The outstanding equity award table above reflects the reissuance of 7,107 options on February 11, 2020, with the same terms of the original stock options granted, representing the reissuance of the balance of the original stock option grants not included in the exchange. The RSUs issued in the exchange vested over two years commencing on the February 11, 2020 grant date, with 50% of the RSUs vesting at the end of the first year, and 50% vesting at the end of the second year. The options exchanged vested with respect to 4,167 shares on October 31, 2019, and then at a rate of 348 shares per month thereafter. 9,560 shares of the original option were returned to the Issuer on February 11, 2020.

(12)	Represents an option to purchase shares of our common stock, which option vests in equal monthly installments over a 48-month period beginning on the grant date of August 5, 2020.

(13)	Represents an option to purchase shares of our common stock, which option vests in equal monthly installments over a 48-month period beginning on February 1, 2021.

(14)	Represents a grant of 21,530 RSUs granted on May 27, 2021, which vests in three equal annual installments beginning on February 1, 2021.

(15)	Represents a grant of 65,000 RSUs granted on June 16, 2022, which vests in three equal annual installments beginning on February 1, 2022.

(16)	Represents a grant of 65,000 RSUs granted on June 16, 2022, which vests in three equal annual installments beginning on February 1, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)
Equity compensation plans approved by security holders
2014 Plan	2,469,000	$4.89	1,139,000
Equity compensation plans not approved by security holders	500,000	0.67
Total	2,969,000	$4.18

(1)	Excludes 2,046,000 shares of common stock issuable upon the vesting of RSUs as of December 31, 2022.

Stock Option and Incentive Plan

Amended and Restated 2014 Stock Option and Incentive Plan

The Super League 2014 Stock Option and Incentive Plan (the “2014 Plan”) was approved by the Board of Directors and the stockholders of Super League in October 2014. The Plan was subsequently amended in May 2015, May 2016, July 2017 and October 2018. The Plan allows grants of stock options, stock awards and performance shares with respect to common stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The Plan provides for both the direct award and sale of shares of common stock and for the grant of options to purchase shares of common stock. Options granted under the Plan include non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

The Board of Directors administers the Plan and determines which eligible individuals are to receive option grants or stock issuances under the Plan, the times when the grants or issuances are to be made, the number of shares of common stock subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The 2014 Plan was subsequently amended in May 2015, May 2016, July 2017, October 2018, May 2020, April 2021 and June 2022. The maximum number of shares of common stock issuable under the 2014 Plan is currently 6.25 million shares, subject to adjustments for stock splits, stock dividends or other similar changes in our common stock or our capital structure.

Non-Executive Director Compensation

On January 31, 2019, and as amended on August 13, 2019, effective July 1, 2019, our Board adopted a director compensation plan for our non-employee directors, the details of which are presented in the table below. We do not provide deferred compensation or retirement plans for non-employee directors.

Schedule of Director Fees

Compensation Element	Cash (1)		Equity (2)
Annual Retainer	$25,000	(3)	$60,000	(4)
Audit Committee Chair	$15,000		$-
Compensation Committee Chair	$10,000		$-
Nominating and Governance Committee Chair	$5,000		$-
Audit and Nominating and Governance Committee Member	$5,000		$-
Compensation Committee Member	$3,500		$-

(1)	Cash compensation is payable in equal installments on a quarterly basis; provided, however, that no monthly cash retainer will be paid after any termination of service.

(2)
Equity awards will be issuable in the form of restricted stock units (“RSUs”). On the date of the Company’s annual meeting of stockholders, each director will receive RSUs at a per share price equal to the closing price of the Company’s common stock on the grant date, which RSU will become fully vested on the one-year anniversary of the initial grant date.

(3)	Any new non-employee director appointed to the Board will receive cash compensation equal to a prorated portion of the annual retainer amount.

(4)
Any new non-employee director appointed to the Board will receive RSUs having a grant date value equal to a prorated portion of annual RSU award amount, which RSUs will become fully vested on the earlier of (i) the one-year anniversary of the initial grant date or (ii) the next annual meeting of the Company’s stockholders.

2022 Summary Table of Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a non-employee director during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Other Compensation ($)		Total ($)

Jeff Gehl (2)	$40,000	$60,000	$		$100,000
Mark Jung (3)(4)	$40,000	$60,000		$90,000	$190,000
Michael Keller (5)	$38,500	$60,000	$		$98,500
Kristian Patrick (6)	$28,500	$60,000	$		$88,500

(1)
The following table presents: (a) the aggregate number of RSUs granted during the year ended December 31, 2022, the grant date fair values of which are reflected in the table above; (b) the aggregate number of outstanding unvested RSUs at December 31, 2022; and (c) the aggregate number of outstanding options (both vested and unvested) at December 31, 2022.

The grant date fair value is calculated in accordance with the FASB’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”). The methodology used to calculate the estimated value of the equity awards granted is set forth under Note 2 and Note 8 to the audited Financial Statements as of and for the years ended December 31, 2022 and 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not represent the actual value, if any, that may be realized by the individuals listed in the table.

	Restricted Stock Awards Listed in the Table Above		Aggregate Awards as of December 31, 2022
Name	Number of Unvested Shares of Restricted Stock	Number of Vested Shares of Restricted Stock	Aggregate Number of Unvested Restricted Stock Awards Outstanding	Aggregate Number of Options Outstanding

Gehl	60,000	-	60,000	25,001
Jung	60,000	-	60,000
Keller	60,000	-	60,000
Patrick	60,000	-	60,000

(2)	Amounts paid to Mr. Gehl consist of his annual retainer and Audit Committee Chair fees, as described above.

(3)	Amounts paid to Mr. Jung consist of his annual retainer, Compensation Committee Chair fees, and Audit Committee member fees, as described above.

(4)
In connection with Mr. Jung’s appointment as a director on our Board, the Company and Mr. Jung entered into the Consulting Agreement (defined below), pursuant to which Mr. Jung will provide the Company with strategic advice and planning services for which Mr. Jung receives a cash payment of $7,500 per month from the Company. The Consulting Agreement had an initial term that extended to December 31, 2019, was extended through June 30, 2020, and continues on a month-to-month basis, upon mutual agreement of Mr. Jung and the Company.

(5)
Amounts paid to Mr. Keller consist of his annual retainer, Nominating and Governance Committee Chair fees, Compensation Committee member fees and Audit Committee member fees, as described above. Mr. Keller was appointed to the Compensation Committee in April 2020.

(6)	Amounts paid to Ms. Patrick consist of her annual retainer and Compensation Committee member fees, as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of April 11, 2023 for (i) each of our executive officers and directors individually, (ii) all of our executive officers and directors as a group, and (iii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The percentage of beneficial ownership in the table below is based on 37,605,973 shares of common stock deemed to be outstanding as of April 11, 2023, excluding shares reserved for issuance upon exercise and/or vesting of awards issued under our 2014 Plan.

Name, address and title of beneficial owner (1)	Shares of Common Stock	Total Number of Shares Subject to Exercisable Options and Warrants	Total Number of Shares Beneficially Owned		Percentage of Voting Common Stock Outstanding (2)
Officers and Directors:
Ann Hand
Chief Executive Officer and Chair	196,684	852,649	1,049,333	(3)	2.7%
David Steigelfest
Chief Platform Officer, Corporate Secretary and Director	105,899	291,028	396,927	(4)	1.0%
Clayton Haynes
Chief Financial Officer	54,761	108,881	163,642	(5)	*
Matt Edelman
President and Chief Commercial Officer	93,520	94,507	188,027	(6)	*
Jeff Gehl
Director	172,383	25,001	197,384	(7)	*
Kristin Patrick
Director	54,273	-	54,273	(8)	*
Michael Keller
Director	241,282	26,418	267,700	(9)	*
Mark Jung
Director	169,206	-	169,206	(10)	*
Executive Officers and Directors as a Group (8 persons)	1,088,008	1,398,484	2,486,492		6.4%

5% Shareholders:
Evolution Media MC Holdings, LLC
100 Wilshire Blvd, Suite 1200
Santa Monica, CA 90401	9,574,187	-	9,574,187		24.5%

* Less than 1.0%

(1)	Unless otherwise indicated, the business address for each of the executive officers and directors is c/o Super League Gaming, Inc., 2912 Colorado Avenue, Suite #203, Santa Monica, CA 90404.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership by that person, shares of voting common stock subject to outstanding rights to acquire shares of voting common stock held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage of ownership by any other person.

(3)
Includes (i) 516,667 shares of common stock issuable upon conversion of warrants exercisable within 60 days of April 11, 2023, and (ii) 335,982 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 11, 2023. Excludes 23,530 RSUs that will not be vested within 60 days of April 11, 2023.

(4)
Includes 290,194 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 11, 2023 held directly, and (ii) 834 shares issuable upon exercise of stock options exercisable within 60 days of April 11, 2023 held jointly with spouse. Excludes 50,853 RSUs that will not be vested within 60 days of April 11, 2023.

(5)	Includes 108,881 shares issuable upon conversion of stock options exercisable within 60 days of April 11, 2023. Excludes 42,053 RSUs that will not be vested within 60 days of April 11, 2023.

(6)
Includes (i) 94,507 shares issuable upon conversion of stock options exercisable within 60 days of April 11, 2023, and (ii) 12,500 shares of common stock held by 3MB Associates, LLC. Excludes 50,510 RSUs that will not be vested within 60 days of April 11, 2023.

(7)
Includes (i) 25,001 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 11, 2023 held directly, (ii) 76,911 shares of common stock held by BigBoy Investment Partnership, LLC, (iv) and 24,532 shares of common stock held by BigBoy, LLC. Excludes 60,000 RSUs that will not be vested within 60 days of April 11, 2023. Mr. Gehl is the Managing Member of BigBoy Investment Partnership and BigBoy, LLC, and, therefore, may be deemed to beneficially own these shares. The business address for BigBoy Investment Partnership and BigBoy, LLC is 111 Bayside Dr., Suite 270, Newport Beach, CA 92625.

(8)	Excludes 60,000 RSUs that will not be vested within 60 days of April 11, 2023.

(9)
Includes (i) 181,301 shares of common stock held by the Michael R. Keller Trust, (ii) 2,854 shares of common stock, and (iii) 2,854 shares of common stock held by the Keller 2004 IRR Trust FBO Charles. Excludes 60,000 RSUs that will not be vested within 60 days of April 11, 2023.

(10)	Includes 119,602 shares of common stock held in the Reporting Person’s IRA account. Excludes 60,000 RSUs that will not be vested within 60 days of April 11, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with Mr. Jung’s appointment as a director on our Board, the Company and Mr. Jung entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Mr. Jung will provide the Company with strategic advice and planning services for which Mr. Jung will receive a cash payment of $7,500 per month from the Company. The Consulting Agreement had an initial term that continued until December 31, 2019, and was extended through December 31, 2020 upon mutual agreement of Mr. Jung and the Company, and continued on a month-to-month basis during 2022.

Related Party Transaction Policy

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Accordingly, our Board has adopted a written policy addressing the approval of transactions with related persons, in conformity with the requirements for issuers having publicly held common stock listed on the Nasdaq Capital Market. Pursuant to our Related Persons Transactions Policy (the “Policy”), any related-person transaction, and any material amendment or modification of a related-person transaction, is required to be reviewed and approved or ratified by the Board’s Audit Committee, which shall be composed solely of independent directors who are disinterested, or in the event that a member of the Audit Committee is a Related Person, as defined below, then by the disinterested members of the Audit Committee; provided, however, that in the event that management determines that it is impractical or undesirable to delay the consummation of a related person transaction until a meeting of the Audit Committee, then the Chair of the Audit Committee may approve such transaction in accordance with this policy; such approval must be reported to the Audit Committee at its next regularly scheduled meeting. In determining whether to approve or ratify any related person transaction, the Audit Committee must consider all of the relevant facts and circumstances and shall approve only those transactions that are deemed to be in the best interests of the Company.

Pursuant to our Policy and SEC rules, a “related person transaction” includes any transaction, arrangement or relationship which: (i) the Company is a participant; (ii) the amount involved exceeds $120,000; and (iii) an executive officer, director or director nominee, or any person who is known to be the beneficial owner of more than 5% of our common stock, or any person who is an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, had or will have a direct or indirect material interest (each a “Related Person”).

In connection with the review and approval or ratification of a related person transaction:

●
Management shall be responsible for determining whether a transaction constitutes a related person transaction subject to the Policy, including whether the Related Person has a material interest in the transaction, based on a review of all of the facts and circumstances; and

●
Should management determine that a transaction is a related person transaction subject to the Policy, it must disclose to the Audit Committee all material facts concerning the transaction and the Related Person’s interest in the transaction.

Director Independence

Our Board has determined that the following four of our six directors qualify as independent directors, as determined in accordance with the Listing Rule 5605 of the Nasdaq Stock Market: Messrs. Gehl, Keller and Jung, and Ms. Patrick. Nasdaq Listing Rule 5605 includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq Stock Market listing rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Ms. Hand, our Chief Executive Officer and Chair, is a first cousin of Mr. Gehl, a member of our Board. There are no other family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Upon recommendation of the Audit Committee of the Board of Directors, the Board appointed Baker Tilly US, LLP (formerly Squar Milner LLP) (“Baker Tilly”) (Los Angeles, California, PCAOB ID: 23) as our independent registered public accounting firm for the year ending December 31, 2022. The Board may terminate the appointment of Baker Tilly as the Company’s independent registered public accounting firm without the approval of the Company’s stockholders whenever the Board deems such termination necessary or appropriate.

Audit Fees

The following table presents fees billed by Baker Tilly LLP for professional services rendered for the fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit fees (1)	$193,000	$271,000
Audit related fees (2)	27,000	80,000
Tax fees (3)	30,000	21,000
All other fees (4)	-	-
Total	$250,000	$372,000

(1)
Audit fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the interim financial statements that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit related fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.” Included in Audit related fees are fees and expenses related to reviews of registration statements and SEC filings other than annual reports on Form 10-K and quarterly reports on Form 10-Q.

(3)	Tax fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above. No such fees were billed by Baker Tilly for 2022 or 2021.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Auditor Independence

Our Audit Committee and our full Board of Directors considered that the work done for us in the years ended December 31, 2022 and 2021, respectively, by Baker Tilly was compatible with maintaining Baker Tilly independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Gaming, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Gaming, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.3	Asset Purchase Agreement, dated October 4, 2021, among Super League Gaming, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
3.1	Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated November 19, 2018.	Exhibit 3.1 to the Registration Statement, filed on January 4, 2019.
3.2	Second Amended and Restated Bylaws of Super League Gaming, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019.
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019.
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Gaming, Inc., dated July 24, 2020.	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 24, 2020.
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock	Exhibit 3.5 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock	Exhibit 3.6 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series A-3 Preferred Stock	Exhibit 3.7 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
3.8	Certificate of Designation of Preferences, Rights and Limitations of the Series A-4 Preferred Stock	Exhibit 3.8 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
3.9	Certificate of Designation of Preferences, Rights and Limitations of the Series A-5 Preferred Stock	Exhibit 3.9 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on April 25, 2023.
3.11	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K, filed on April 25, 2023.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019.
4.2	Form of Registration Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1 , filed on January 4, 2019.
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019.
10.1†	Super League Gaming, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement , filed on January 4, 2019.

10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement , filed on January 4, 2019.
10.3	Subscription Agreement, among Nth Games, Inc. and certain accredited investors.	Exhibit 10.3 to the Registration Statement , filed on January 4, 2019.
10.4	Subscription Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.4 to the Registration Statement, filed on January 4, 2019.
10.5	Form of Theater Agreement, filed herewith.	Exhibit 10.5 to the Registration Statement , filed on January 4, 2019.
10.6	Lease between Super League Gaming, Inc. and Roberts Business Park Santa Monica LLC, dated June 1, 2016.	Exhibit 10.6 to the Registration Statement, filed on January 4, 2019.
10.7+	License Agreement between Super League Gaming, Inc. and Riot Games, Inc., dated June 22, 2016.	Exhibit 10.7 to the Registration Statement , filed on January 4, 2019.
10.8+	Amended and Restated License Agreement between Super League Gaming, Inc. and Mojang AB, dated August 1, 2016.	Exhibit 10.8 to the Registration Statement , filed on January 4, 2019.
10.9+	Master Agreement between Super League Gaming, Inc. and Viacom Media Networks, dated June 9, 2017.	Exhibit 10.9 to the Registration Statement, filed on January 4, 2019.
10.10	Form of Common Stock Purchase Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.10 to the Registration Statement , filed on January 4, 2019.
10.11	Form of Investors’ Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.11 to the Registration Statement, filed on January 4, 2019.
10.12†	Employment Agreement, between Super League Gaming, Inc. and Ann Hand, dated June 16, 2017.	Exhibit 10.12 to the Registration Statement , filed on January 4, 2019.
10.13†	Employment Agreement, between Super League Gaming, Inc. and David Steigelfest, dated October 31, 2017.	Exhibit 10.13 to the Registration Statement, filed on January 4, 2019.
10.14	Riot Games, Inc. Extension Letter, dated November 21, 2017.	Exhibit 10.14 to the Registration Statement, filed on January 4, 2019.
10.15	Form of Note Purchase Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.15 to the Registration Statement , filed on January 4, 2019.
10.16	Form of Security Agreement, between Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.16 to the Registration Statement, filed on January 4, 2019.
10.17	Form of Intercreditor and Collateral Agent Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.17 to the Registration Statement , filed on January 4, 2019.
10.18	Form of Investors’ Rights Agreement (9% Secured Convertible Promissory Notes), among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.18 to the Registration Statement , filed on January 4, 2019.
10.19	Master Service Agreement and Initial Statement of Work between Super League Gaming, Inc. and Logitech Inc., dated March 1, 2018.	Exhibit 10.19 to the Registration Statement , filed on January 4, 2019.
10.20	Asset Purchase Agreement, between Super League Gaming, Inc. and Minehut, dated June 22, 2018.	Exhibit 10.20 to the Registration Statement, filed on January 4, 2019.
10.21†	Amended and Restated Employment Agreement, between Super League Gaming, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement , filed on January 4, 2019.
10.22†	Amended and Restated Employment Agreement, between Super League Gaming, Inc. and David Steigelfest, dated November 1, 2018.	Exhibit 10.22 to the Registration Statement, filed on January 4, 2019.
10.23†	Employment Agreement, between Super League Gaming, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019.
10.24†	Employment Agreement, between Super League Gaming, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement , filed on January 4, 2019.
10.25++	Commercial Partnership Agreement between Super League Gaming, Inc., and ggCircuit, LLC, dated September 23, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 14, 2019.
10.26	Form of Registration Rights Agreement, dated March 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 11, 2021.

10.27	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.28	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.29	Equity Distribution Agreement, dated as of September 3, 2021, by and between Super League Gaming, Inc. and Maxim Group LLC.	Exhibit 1.3 to the Company’s Registration Statement on Form S-3 (File No. 333-259347, filed September 7, 2021.
10.30	Share Purchase Agreement, by and between Super League Gaming, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.31	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Gaming, Inc. and Tumim Stone Capital LLC	Exhibit 10.31 to the Annual Report on Form 10-K for the period ended December 31, 2021, filed March 31, 2022.
10.32++	Form of Placement Agent Agreement	Exhibit 10.32 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
10.33++	Form of 2022 Series A Subscription Agreement	Exhibit 10.33 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
10.34++	Form of Registration Rights Agreement, among Super League Gaming, Inc. and certain accredited investors.	Exhibit 10.34 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
10.35++	Form of Series A Placement Agent Warrant	Exhibit 10.35 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
10.36++	Form of Series AA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 25, 2023.
10.37++	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed on April 25, 2023.
10.38++	Form of Placement Agent Warrants	Exhibit 10.3 to the Current Report on Form 8-K, filed on April 25, 2023.
14.1	Super League Gaming, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement , filed on January 4, 2019.
23.1	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP	Exhibit 23.1 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Exhibit 32.1 to the Annual Report on Form 10-K for the period ended December 31, 2022, filed March 31, 2023.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

SUPER LEAGUE GAMING, INC.

Date: May 1, 2023	By:	/s/ Ann Hand
Ann Hand
Chief Executive Officer (Principal Executive Officer)