Form 10-Q
period 2023-03-31
Super League Gaming, Inc.
filed 2023-05-15
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 37,795,077 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$590,000	$2,482,000
Accounts receivable	3,463,000	6,134,000
Prepaid expense and other current assets	1,179,000	1,381,000
Total current assets	5,232,000	9,997,000
Property and Equipment, net	130,000	147,000
Intangible and Other Assets, net	19,040,000	20,066,000
Total assets	$24,402,000	$30,210,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,779,000	$6,697,000
Accrued contingent consideration (Note 4)	3,674,000	3,206,000
Deferred revenue	29,000	111,000
Convertible note payable and accrued interest (Note 5)	-	679,000
Total current liabilities	9,482,000	10,693,000
Deferred taxes	313,000	313,000
Total liabilities	9,795,000	11,006,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 12,622 and 10,323 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (Note 6).	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 37,795,077 and 37,605,973 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	47,000	47,000
Additional paid-in capital	232,539,000	229,900,000
Accumulated deficit	(217,979,000)	(210,743,000)
Total stockholders’ equity	14,607,000	19,204,000
Total liabilities and stockholders’ equity	$24,402,000	$30,210,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

REVENUE	$3,322,000	$3,768,000

COST OF REVENUE	1,948,000	1,909,000

GROSS PROFIT	1,374,000	1,859,000

OPERATING EXPENSE
Selling, marketing and advertising	2,650,000	2,734,000
Engineering, technology and development	2,956,000	4,210,000
General and administrative	2,520,000	2,876,000
Contingent consideration	468,000	-
Total operating expense	8,594,000	9,820,000

NET OPERATING LOSS	(7,220,000)	(7,961,000)

OTHER INCOME (EXPENSE)
Interest expense	(40,000)	(2,000)
Other	24,000	1,000
Total other income (expense)	(16,000)	(1,000)

Loss before benefit from income taxes	(7,236,000)	(7,962,000)

Benefit from income taxes	-	46,000

NET LOSS	$(7,236,000)	$(7,916,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.19)	$(0.21)
Weighted-average number of shares outstanding, basic and diluted	37,715,941	36,838,957

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Preferred stock (Shares):
Balance, beginning of period	10,323	-
Issuance of Series A-5 preferred stock at $1,000 per share (Note 6)	2,299	-
Balance, end of period	12,622	-

Preferred stock (Amount):
Balance, beginning of period	$-	$-
Issuance of Series A-5 preferred stock at $1,000 per share (Note 6)	-	-
Balance, end of period	$-	$-

Common stock (Shares):
Balance, beginning of period	37,605,973	36,809,187
Stock-based compensation	189,104	55,770
Balance, end of period	37,795,077	36,864,957

Common stock (Amount):
Balance, beginning of period	$47,000	$46,000
Balance, end of period	$47,000	$46,000

Additional paid-in-capital:
Balance, beginning of period	$229,900,000	$215,943,000
Issuance of Series A-5 preferred stock at $1,000 per share, net of issuance costs (Note 6)	1,919,000	-
Stock-based compensation	720,000	1,099,000
Balance, end of period	$232,539,000	$217,042,000

Accumulated Deficit:
Balance, beginning of period	$(210,743,000)	$(125,292,000)
Net Loss	(7,236,000)	(7,916,000)
Balance, end of period	$(217,979,000)	$(133,208,000)
Total stockholders’ equity	$14,607,000	$83,880,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,236,000)	$(7,916,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337,000	1,348,000
Stock-based compensation	783,000	1,099,000
Amortization of convertible notes discount	40,000	-
Changes in assets and liabilities:
Accounts receivable	2,671,000	543,000
Prepaid expense and other current assets	140,000	215,000
Accounts payable and accrued expense	(919,000)	(1,527,000)
Accrued contingent consideration (Note 4)	468,000	-
Deferred revenue	(82,000)	(3,000)
Deferred taxes	-	(46,000)
Accrued interest on note payable	(180,000)	-
Net cash used in operating activities	(2,978,000)	(6,287,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,000)	(118,000)
Capitalization of software development costs	(281,000)	(297,000)
Acquisition of other intangible assets	(7,000)	(47,000)
Net cash used in investing activities	(294,000)	(462,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs (Note 6)	1,919,000	-
Payments on convertible notes (Note 5)	(539,000)	-
Net cash provided by financing activities	1,380,000	-

DECREASE IN CASH	(1,892,000)	(6,749,000)
Cash and Cash Equivalents - beginning of period	2,482,000	14,533,000
Cash and Cash Equivalents - end of period	$590,000	$7,784,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Gaming, Inc. (Nasdaq: SLGG), (“Super League,” the “Company,” “we,” “us” or “our”) is a leading strategically-integrated publisher and creator of games and experiences across the world’s largest immersive digital platforms. From metaverse gaming powerhouses such as Roblox, Minecraft and Fortnite, to the most popular Web3 environments such as Sandbox and Decentraland, to bespoke worlds built using the most advanced 3D creation tools, Super League’s innovative solutions provide incomparable access to massive audiences who gather in immersive digital spaces to socialize, play, explore, collaborate, shop, learn and create. As a true end-to-end activation partner for dozens of global brands, Super League offers a complete range of development, distribution, monetization and optimization capabilities designed to engage users through dynamic, energized programs. As an originator of new experiences fueled by a network of top developers, a comprehensive set of proprietary creator tools and a future-forward team of creative professionals, Super League accelerates IP and audience success within the fastest growing sector of the media industry.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015. We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, as amended.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of March 31, 2023, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for convertible debt, including estimates and assumptions used to calculate the fair value of debt instruments, and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7.2 million and $7.9 million during the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $218.0 million as of March 31, 2023. For the three months ended March 31, 2023 and 2022, net cash used in operating activities totaled $3.0 million and $6.3 million, respectively.

The Company had cash and cash equivalents of $0.6 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and the threat of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by ASC 205-40, “Going Concern,” (“ASC 205”).

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

On April 19, 2023, April 20, 2023, April 28, 2023, and May 5, 2023, the Company entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 11,231 shares of newly designated Series AA, AA-2, AA-3, and AA-4 Convertible Preferred Stock, as described at Note 6, at a purchase price of $1,000 per share, for aggregate gross proceeds to the Company of approximately $11,231,000.

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

The Company generates revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) content and technology through the production and distribution of our own, advertiser and third-party content, and (iii) direct to consumer offers, including in-game items, e-commerce, game passes and ticketing and digital collectibles.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction-by-transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its media and advertising, publishing and content studio and direct to consumer revenue streams, except in situations where we utilize a reseller partner with respect to direct media and advertising sales arrangements.

Revenue billed or collected in advance is recorded as deferred revenue until the event occurs or until applicable performance obligations are satisfied.

Media and Advertising

Media and advertising revenue primarily consists of direct and reseller sales of our in-game media and analytics products, influencer marketing sales and sales of programmatic display and video advertising units to third-party advertisers and exchanges. Media and advertising arrangements typically include contract terms for time periods ranging from several days to several weeks in length.

For media and advertising arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter-term media and advertising arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Publishing and Content Studio

Publishing and content studio revenue consists of revenues generated from immersive game development and custom game experiences within our owned and affiliate game worlds, and revenue generated in connection with our production, curation and distribution of entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

For publishing and content studio arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter-term publishing and content studio arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and/or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns or projects, and once delivery is complete for shorter-term campaigns or projects.

Direct to Consumer

Direct to consumer revenue primarily consists of monthly digital subscription fees, and sales of in-game digital goods. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

InPvP Platform Generated Sales Transactions. We also generate in-game platform sales revenue from the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
Media and advertising	$1,668,000	$1,856,000
Publishing and content studio	1,272,000	1,405,000
Direct to consumer	382,000	507,000
	$3,322,000	$3,768,000

For the three months ended March 31, 2023, 29% of revenue was recognized at a single point in time, and 71% of revenue was recognized over time, respectively. For the three months ended March 31, 2022, 21% of revenue was recognized at a single point in time, and 79% of revenue was recognized over time, respectively.

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

Advertising

Gaming experience and Super League brand related advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the accompanying statements of operations. Advertising expenses for the three months ended March 31, 2023 and 2022 were $9,000 and $150,000, respectively.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments, contingent consideration recorded in accordance with ASC 480, “Distinguishing liabilities from equity,” “ASC 480”, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the Company's shares, and convertible notes payable recorded at fair value. As described below and at Note 5, the convertible notes outstanding at December 31, 2022 are recorded at fair value, using Level 3 inputs.

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

A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant to ASC 718, “Stock based Compensation,” (“ASC 718”). A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied. Noncash stock compensation expense related to the PSUs totaled $250,000 and $557,000 for the three months ended March 31, 2023 and 2022, respectively.

Noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months Ended March 31,
	2023	2022
Sales, marketing and advertising	$164,000	$230,000
Engineering, technology and development	89,000	189,000
General and administrative	530,000	680,000
Total noncash stock compensation expense	$783,000	$1,099,000

Contingent consideration, in connection with business combinations, that is paid to sellers that remain employed by the acquirer and linked to future services is generally considered compensation cost and recorded in the statement of operations in the post-combination period.

On December 1, 2022, the Company issued 500,000 warrants to a third-party for nonemployee investor relations services. Compensation expense included in the statement of operations for the three months ended March 31, 2023 and as a reduction to prepaid investor relations expense, totaled $63,000.

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheet. Deferred financing costs totaled $282,000 and $349,000 as of March 31, 2023 and December 31, 2022, respectively.

Convertible Debt

The Company evaluates convertible notes outstanding to determine if those contracts or embedded components of those contracts qualify as derivatives under ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires conversion, redemption options, call options and other features (hereinafter, “Embedded Instruments”) contained in the Company’s convertible debt instruments that meet certain criteria to be bifurcated and separately accounted for as an embedded derivative. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

Reportable Segments

The Company utilizes the management approach to identify the Company’s operating segments and measure the financial information disclosed, based on information reported internally to the Chief Operating Decision Maker (“CODM”) to make resource allocation and performance assessment decisions. An operating segment of a public entity has all the following characteristics: (1) it engages in business activities from which it may earn revenue and incur expense; (2) its operating results are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance: and (3) its discrete financial information is available. Based on the applicable criteria under the standard, the components of the Company’s operations are its: (1) media and advertising component, including its publishing and content studio component; and (2) the Company’s direct-to-consumer component.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended March 31,
	2023			2022
Number of customers > 10% of revenue / percent of revenue	Three	/	37%	Three	/	45%

Revenue concentrations were comprised of the following revenue categories:

	Three Months Ended March 31,
	2023	2022
Media and advertising	19%	10%
Publishing and content studio	18%	25%
Direct to consumer	-%	10%
	37%	45%

	March 31 2023			December 31, 2022
Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	58%	Two	/	25%
Number of vendors > 10% of accounts payable / percent of accounts payable	Two	/	22%	One	/	10%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding convertible notes payable, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 6,916,000 and 6,352,000 at March 31, 2023 and 2022, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 22,414,000 at March 31, 2023, have been excluded from the computation of diluted loss per share for the three months ended March 31, 2023 because the effect of inclusion would have been anti-dilutive.

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

Under U.S. GAAP, a tax position is a position in a previously filed tax return, or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not thresholds are measured using a probability weighted approach as the largest amount of tax benefit being realized upon settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. Management believes the Company has no uncertain tax positions for the periods presented.

Recent Accounting Guidance

Recent Accounting Pronouncements – Adopted. In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. This standard is effective for the Company beginning in the first quarter of fiscal year 2023. The adoption of the new accounting standard did not have a material impact on the condensed consolidated balance sheets or statements of operations for the periods presented herein.

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	March 31,	December 31,
	2023	2022

Partner and customer relationships	$13,376,000	$13,376,000
Capitalized software development costs	5,543,000	5,262,000
Capitalized third-party game property costs	500,000	500,000
Developed technology	7,880,000	7,880,000
Influencers/content creators	2,559,000	2,559,000
Trade name	189,000	189,000
Domain	68,000	68,000
Copyrights and other	767,000	760,000
	30,882,000	30,594,000
Less: accumulated amortization	(11,842,000)	(10,528,000)
Intangible and other assets, net	$19,040,000	$20,066,000

Amortization expense included in operating expense for the three months ended March 31, 2023 and 2022 totaled $1,288,000 and $1,301,000, respectively. Amortization expense included in cost of revenue for the three months ended March 31, 2023 and 2022 totaled $26,000 and $18,000, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2023 and future fiscal years as follows:

For the years ending December 31,
2023 Remaining	3,866,000
2024	4,801,000
2025	4,195,000
2026	2,975,000
2027	2,163,000
Thereafter	1,040,000
$19,040,000

4.	CONTINGENT CONSIDERATION

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

The Company hired the Founders of Super Biz in connection with the Super Biz Acquisition. Pursuant to the provisions of the Super Biz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Super Biz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Super Biz Contingent Consideration will be reduced by one-half (50%) for the respective Super Biz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration is determined to be probable and reasonably estimable. During the year ended December 31, 2022, the Company determined that it was probable that the contingency associated with the Super Biz Earn Out Periods would be met in accordance with the terms of the Super Biz Purchase Agreement, and the applicable amounts were reasonably estimable. Accrued contingent consideration totaled $3,674,000 and $3,206,000 at March 31, 2023 and December 31, 2022, respectively (including approximately 1,061,000 and 988,000 shares of common stock valued at $0.555 and $0.336, respectively, the closing price of our common stock as of the applicable dates). Contingent Consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 987,973 shares of our common stock valued at $548,000 at March 31, 2023.

Contingent consideration expense for the periods presented was comprised of the following:

	March 31,	March 31,
	2023	2022

Change in fair value of December 31, 2022 accrued contingent consideration	$217,000	$-
Current period accrued contingent consideration	251,000	-
Contingent consideration expense	$468,000	$-

5.	NOTE PAYABLE

Convertible Notes Payable at Fair Value

On May 16, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount (“OID”) (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). The Notes accrued interest at a guaranteed annual rate of 9% per annum, were set to mature 12 months from the date of issuance, and were convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $4.00 (the “Conversion Price”), subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note, as amended. In the event of the occurrence of an event of default, the Note Holders may, at the Note Holder’s option, convert all, or any part of, the Conversion Amount into shares of common stock at 90% of the lowest volume weighted average price of the ten trading days preceding the date for which the price is being calculated.

In addition, the Company was required to redeem all or a portion of the Notes under certain circumstances, and, in the event (A) the Company sold Company common stock pursuant to the March 25, 2022 Purchase Agreement, described below, or (B) consummated a subsequent equity financing, then the Note Holders had the right, but not the obligation, to require the Company to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Conversion Amount then remaining under the Notes, in cash, at a price equal to the Conversion Amount being redeemed.

During the three months ended March 31, 2023, the Company recorded no interest expense related to the Notes, and made cash interest payments totaling $180,000.

The Notes were issued with an original issue discount of $320,000, or 8%, which was recorded as an adjustment to the carrying amount of the Notes. The original issue discount was amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. At December 31, 2022, the balance of the original issue discount was $40,000, which is included in “Convertible note payable and accrued interest” in the accompanying consolidated balance sheet. Total amortization of original issue discount for the three months ended March 31, 2023 was $40,000.

The Company elected to utilize the FVO to account for the Notes, which are included in current liabilities at December 31, 2022.

At December 31, 2022, the remaining principal balance of the Notes totaled $539,000, and accrued interest totaled $180,000, both of which were paid in full during the three months ended March 31, 2023. As of March 31, 2023, all amounts of principal and interest under the Notes were fully paid, resulting in a Convertible note payable and accrued interest balance of $0.

6.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock Issuances

During the fourth quarter of 2022 and first quarter of 2023, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 12,622 shares of newly designated Series A, A-2, A-3, A-4 and A-5 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series A Preferred,” and the individual offerings of Series A Preferred stock, hereinafter, collectively referred to as the Series A Offerings, as follows:

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)
Fiscal Year Ended December 31, 2022
November 22, 2022	Series A	$0.6200	5,359	$5,359,000	$752,000	$4,607,000	8,644,000	1,253,000
November 28, 2022	Series A-2	$0.6646	1,297	1,297,000	169,000	1,128,000	1,952,000	283,000
November 30, 2022	Series A-3	$0.6704	1,733	1,733,000	225,000	1,508,000	2,585,000	375,000
December 22, 2022	Series A-4	$0.3801	1,934	1,934,000	251,000	1,683,000	5,088,000	738,000
Total – as of December 31, 2022			10,323	10,323,000	1,397,000	8,926,000	18,269,000	2,649,000
Three Months Ended March 31, 2023
January 31, 2023	Series A-5	$0.5546	2,299	2,299,000	299,000	2,000,000	4,145,000	601,000
Total – as of March 31, 2023			12,622	$12,622,000	$1,696,000	$10,926,000	22,414,000	3,250,000

(1)	To be issued upon final closing of the Series A Preferred Stock offering

Use of net proceeds from the Series A Offerings for the periods presented include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 5, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company was required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the three months ended March 31, 2023, $719,000 of the net proceeds from the Series A Offerings were utilized in connection with the redemption of the Notes and related accrued interest.

On the respective effective dates, the Company filed certificates of designation of preferences, rights and limitations of the Series A Preferred with the State of Delaware, respectively.

Each share of Series A Preferred is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each Series A Certificate of Designation, into such number of shares of the Company’s common stock, equal to the number of Series A Preferred to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion, as described above. In addition, subject to beneficial ownership and primary market limitations: (1) the Series A Preferred will automatically convert into shares of common stock at the Conversion Price upon the earlier of (a) the 24-month anniversary of the Effective Date or (b) the consent to conversion by holders of at least 51% of the outstanding shares of Series A Preferred; and (2) on the one year anniversary of the Effective Date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Series A Preferred if the VWAP of the Company’s common stock over the previous 10 days as reported on the NASDAQ Capital Market (the “Series A VWAP”), equals at least 250% of the Conversion Price, or (z) 100% of the outstanding shares of Series A Preferred if and only if the Series A VWAP equals at least 300% of the Conversion Price.

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

The Company sold the shares of Series A Preferred pursuant to a Placement Agency Agreement (the “Placement Agency Agreement”) with a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Placement Agent”) for the Series A Offerings.

Pursuant to the terms of the Placement Agency Agreement, we agreed to pay to the Placement Agent at each Closing a cash fee equal to 10% of the gross proceeds raised in the Series A Offerings and (ii) a non-accountable expense allowance equal to 3% of the gross proceeds of the Series A Offerings. In addition, we agreed to issue to the Placement Agent or its designees for nominal consideration and following the final closing under the Series A Offerings, five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the Series A Preferred shares sold in the Series A Offerings, at an exercise price equal to the applicable conversion price. The Placement Agent Warrants provide for a cashless exercise feature and are exercisable for a period of five years from the Effective Date. In addition, the Company agreed to grant the Placement Agent the right to appoint, subject to the Company’s approval, one representative to serve as a member of the Company’s Board of Directors upon the closing of at least $10 million in aggregate in connection with the Series A Offerings.

The securities issued in the Series A Offerings are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, the investors were accredited investors, the investors purchased the securities for investment and not for resale and the Company took appropriate measures to restrict the transfer of the securities. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

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

Series AA Convertible Preferred Financing

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 11,231 shares of newly designated Series AA, AA-2, AA-3 and AA-4 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AA Preferred,” and the individual offerings of Series AA Preferred stock hereinafter collectively referred to as the Series AA Offerings, as follows:

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

April 19, 2023	Series AA	$0.4715	7,680	$7,680,000	$966,000	$6,714,000	16,288,000	2,285,000
April 20, 2023	Series AA-2	$0.5215	1,500	1,500,000	130,000	1,370,000	2,876,000	278,000
April 28, 2023	Series AA-3	$0.4750	1,025	1,025,000	133,000	892,000	2,158,000	313,000
May 5, 2023	Series AA-4	$0.4642	1,026	1,026,000	133,000	893,000	2,210,000	320,000
Total – as of March 31, 2023			11,231	$11,231,000	$1,362,000	$9,869,000	23,532,000	3,196,000

(1)	To be issued upon final closing of the Series AA Preferred Stock offering.

In connection with the Series AA Offerings, the Company filed Certificates of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock (the “Series AA Certificates of Designation”) with the State of Delaware.

Each share of Series AA Preferred is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each Series AA Certificates of Designation, into such number of shares of the Company’s common stock equal to the number of Series AA Preferred to be converted, multiplied by the stated value of $1,000 (the “AA Stated Value”), divided by the conversion price in effect at the time of the conversion, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. In addition, subject to beneficial ownership and primary market limitations: (1) the Series AA Preferred will automatically convert into shares of common stock at the respective conversion price upon the earlier of (a) the 24-month anniversary of the respective filing date or (b) the consent to conversion by holders of at least 51% of the outstanding shares of Series AA Preferred; and (2) on the one year anniversary of the respective filing date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Series AA Preferred if the VWAP of the Company’s common stock over the previous ten days as reported on the NASDAQ Capital Market (the “Series AA VWAP”), equals at least 250% of the Conversion Price, or (z) 100% of the outstanding shares of Series AA Preferred if the Series AA VWAP equals at least 300% of the respective conversion price.

The Series AA Preferred shall vote together with the common stock on an as-converted basis, and not as a separate class, subject to the primary market limitations, except that holders of Series AA Preferred shall vote as a separate class with respect to (a) amending, altering, or repealing any provision of the Series AA Certificates of Designation in a manner that adversely affects the powers, preferences or rights of the Series AA Preferred, (b) increasing the number of authorized shares of Series AA Preferred, (c) authorizing or issuing an additional class or series of capital stock that ranks senior to or pari passu with the Series AA Preferred with respect to the distribution of assets on liquidation, (d) authorizing, creating, incurring, assuming, guaranteeing or suffering to exist any indebtedness for borrowed money of any kind outside of accounts payable in the ordinary course of business, (e) entering into any agreement with respect to the foregoing; or (f) approving the issuance of common stock below the Conversion Price Floor (as defined in the AA Certificate of Designations). In addition, no holder of Series AA Preferred shall be entitled to vote on any matter presented to the Company’s stockholders relating to approving the conversion of such holder’s Series AA Preferred into an amount in excess of the primary market limitations. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series AA Preferred (together with any Parity Securities (as defined in the Series AA Certificate of Designations)) will be entitled to first receive distributions out of the Company’s assets in an amount per share equal to the AA Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock (after the payment to any senior security, if any).

Holders of the Series AA Preferred will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of common stock equal to 20% of the shares of common stock underlying the Series AA Preferred then held by such holder on the 12 and 24 month anniversaries of the respective filing date. In addition, subject to the beneficial ownership and primary market limitations, holders of Series AA Preferred will be entitled to receive dividends equal, on an as-if-converted to shares of common stock basis, and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of common stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations.

Subject to the effectiveness of the Corporate Actions set forth, and defined in, the Company’s Definitive Information Statements on Schedule 14-C, filed with Securities and Exchange Commission on May 8, 2023 (the “Stockholder Approval”), pursuant to the Subscription Agreements, purchasers that (a) previously held shares of the Company’s Series A Preferred Stock, par value $0.001 per share, or (b) purchased at least $3.5 million in shares of Series AA Preferred (subject to the acceptance of such lesser amounts in the Company’s sole discretion), shall have the right to purchase shares of a newly designated series of Preferred Stock of the Company containing comparable terms as the Series AA Preferred (the “Additional Investment Right”) from the date of each respective closing through the date that is 18 months thereafter as follows: (i) such investor may purchase an additional dollar amount equal to its initial investment amount at $1,000 per share (the “AA Original Issue Price”), with a conversion price equal to the conversion price in effect on the date of original purchase; and (ii) such investor may purchase an additional dollar amount equal to its initial investment amount at the AA Original Issue Price, with a conversion price equal to 125% of the respective conversion price in effect on the date of original purchase.

Further subject to the effectiveness of the Stockholder Approval: (i) for as long as Series AA Preferred remains outstanding and subject to certain carveouts as described in the Series AA Certificates of Designations, if the Company conducts an offering at a price per share less than the then current conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, and undertaken in an arms-length third party transaction, then in such event the conversion price of the Series AA Preferred shall be adjusted to the greater of: (a) the Future Offering Price and (b) the Conversion Price Floor; and (ii) if as of the 24-month anniversary date of April 19, 2023, the VWAP (as defined in the Series AA Certificates of Designation) for the five trading days immediately prior to such 24-month anniversary date is below the then current conversion price, the holder will receive a corresponding adjustment to the then conversion price, such adjustment not to exceed the Conversion Price Floor.

The Company and the investors in the Offering also executed a registration rights agreement (the “AA Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series AA Preferred within sixty days following the final closing of the Offering and to use its best efforts to cause such registration statement to become effective within 90 days of the filing date.

The Company sold the shares of Series AA Preferred pursuant to a placement agency agreement (the “Series AA Placement Agency Agreement”) with a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Series AA Placement Agent”) for the Offering. Pursuant to the terms of the Series AA Placement Agency Agreement, in connection with the closings of the Series AA Offerings, the Company paid the Series AA Placement Agent aggregate cash fees, and non-accountable expense allowances as disclosed in the table above, and will issue to the Series AA Placement Agent or its designees warrants (the “Series AA Placement Agent Warrants”) to purchase shares of common stock as disclosed in the table above at the conversion prices disclosed above. The Series AA Placement Agent shall also earn fees and be issued additional Series AA Placement Agent Warrants with respect to any securities issued pursuant to the Additional Investment Rights. The Company also granted the Series AA Placement Agent the right of first refusal, for a twelve (12) month period after the final closing of the Offering, to serve as the Company’s lead or co-placement agent for any private placement of the Company’s securities (equity or debt) that is proposed to be consummated with the assistance of a registered broker dealer.

The securities to be issued in the Offering are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, the investors are accredited investors, the investors are purchasing the securities for investment and not for resale and the Company took appropriate measures to restrict the transfer of the securities. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

Acquisition of Melon, Inc.

On May 4, 2023, Super League entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Acquisition”). The consummation of the Acquisition (the “Closing”) occurred simultaneously with the execution of the Purchase Agreement. Melon is a development studio building innovative virtual worlds in partnership with powerful consumer brands across music, film, TV, sports, fashion and youth culture.

At the Closing, the Company paid an aggregate total of $900,000 to Melon (the “Closing Consideration”), of which $150,000 was paid in the form of the forgiveness of certain working capital advances paid to Melon between the dates of April 14, 2023 to May 4, 2023 in the equivalent amount, and the remaining $750,000 was paid in the form of shares of the Company’s common stock, valued at $0.4818 (the “Closing Share Price”), the VWAP, as quoted on the Nasdaq Capital Market, for the five (5) trading days immediately preceding May 4, 2023.

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of $2,350,000 (the “Contingent Consideration”) will be payable to Melon in connection with the achievement of certain revenue milestones for the period from the Closing until December 31, 2023 (the “First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Second Earnout Period) in the amount of $1,350,000 (the “Second Earnout Period” and the First Earnout Period are collectively referred to as the “Earnout Periods”). The Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Closing Share Price, and (b) the VWAP for the five trading days immediately preceding the end of each respective Earnout Period.

Additionally, pursuant to the Purchase Agreement, the Company entered into employment agreements with Mr. Joshua Neuman and Mr. Devon Thome, pursuant to which Mr. Neuman and Mr. Thome were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 2,075,550 shares of its common stock. The awards were granted pursuant to terms and conditions fixed by the Compensation Committee of the Board and as an inducement material to each new employee entering employment with Super League in accordance with Nasdaq Listing Rule 5635(c)(4). Of the 2,075,550 RSUs: (A) 830,220 of the RSUs will vest in 25 equal monthly installments beginning on May 4, 2023, and on the first of each calendar month, subject to the applicable employee’s continued service with Super League on each such vesting date; and (B) 1,245,330 of the RSUs will vest as follows: (i) 25% will vest upon the achievement of certain net revenue targets for the fiscal year ending December 31, 2024, to be determined by the Board in its discretion; (ii) 25% upon the achievement of certain net revenue targets for the fiscal year ending December 31, 2025, to be determined by the Board in its sole discretion; (iii) 25% upon Super League’s common stock maintaining a minimum closing price of at least $1.50 over a rolling 30 consecutive trading day period, as quoted on the Nasdaq Capital Market; and (iv) 25% upon Super League’s common stock maintaining a minimum closing price of at least $2.50 over a rolling 30 consecutive trading day period, as quoted on the Nasdaq Capital Market. The vesting of the RSUs will accelerate upon a change of control of the Company. In addition, upon (Y) the Company’s termination of the employment of the respective employee without cause, or (Z) the respective employees resignation for good reason, the RSUs will continue to vest as if (Y) or (Z) had not occurred. The RSUs are subject to the terms and conditions of the RSU agreement covering each grant.

The Acquisition was approved by the board of directors of each of the Company and Melon, and was approved by the sole stockholder of Melon.

The Purchase Agreement contains representations, warranties and covenants of the Company and Melon that are customary for a transaction of this nature, including among others, covenants by Melon regarding the validity of certain material contracts entered into between Melon and third-parties being assigned to the Company, title to the Melon Assets, the condition and sufficiency of the Melon Assets, Melon’s ownership and rights to its intellectual property, tax liabilities, and the investment representations of Melon.

The Purchase Agreement also contains customary indemnification provisions whereby Melon will indemnify the Company for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of Melon, pre-closing taxes of Melon, and certain other matters, subject to certain caps and thresholds.

Equity-Based Compensation

On April 30, 2023 (the “Grant Date”), the Board of Directors of the Company (the “Board”) approved the cancellation of certain stock options to purchase an aggregate of 1,179,979 shares of the Company’s common stock previously granted to certain executives and employees under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the "2014 Plan"), with an average exercise price of approximately $2.82. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 522,015 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $9.99. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 6,100,000 shares of common stock under the 2014 Plan, at an exercise price of $0.49 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the Grant Date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service. The exercise of the options under these awards is contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, and will be subject to cancellation in the event stockholder approval is not obtained.

In addition, on the Grant Date, the Board approved the cancellation of an aggregate of 1,350,000 Performance Stock Units (“PSUs”) previously granted to certain executives under the 2014 Plan. In exchange for the cancelled PSUs, the executives were granted an aggregate of 1,350,000 PSUs, which vest upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $0.80 per share, (ii) 20% upon achieving a 60-day VWAP of $1.00 per share; (iii) 20% upon achieving a 60-day VWAP of $1.20 per share; (iv) 20% upon achieving a 60-day VWAP of $1.40 per share; and (v) 20% upon achieving a 60-day VWAP of $1.60 per share, in each case, as quoted on the Nasdaq Capital Market.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 584,438 shares of the Company’s common stock previously granted to its employees under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 1,356,000 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $0.4905, with a range of zero to one-third of the options vesting on the Grant Date dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Gaming, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Gaming, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Super League Gaming, Inc. is a leading strategically-integrated publisher and creator of games and experiences across the world’s largest immersive digital platforms. From metaverse gaming powerhouses such as Roblox, Minecraft and Fortnite, to the most popular Web3 environments such as Sandbox and Decentraland, to bespoke worlds built using the most advanced 3D creation tools, Super League’s innovative solutions provide incomparable access to massive audiences who gather in immersive digital spaces to socialize, play, explore, collaborate, shop, learn and create. As a true end-to-end activation partner for dozens of global brands, Super League offers a complete range of development, distribution, monetization and optimization capabilities designed to engage users through dynamic, energized programs. As an originator of new experiences fueled by a network of top developers, a comprehensive set of proprietary creator tools and a future-forward team of creative professionals, Super League accelerates IP and audience success within the fastest growing sector of the media industry.

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

Executive Summary

Revenue for the three months ended March 31, 2023 totaled $3.3 million, a decrease of 12%, compared to $3.8 million for the comparable prior year quarter. Excluding product design and software development kit related revenue totaling $919,000 recognized during three months ended March 31, 2022, total revenue for the three months ended March 31, 2023 increased $473,000, or 17% compared to the prior year quarter. Cost of revenue for the three months ended March 31, 2023 was $1.9 million compared to $1.9 million in the comparable prior year quarter. As a percent of revenue, gross profit for the three months ended March 31, 2023 was 41% compared to 49% in the prior year quarter, primarily reflecting the impact of lower cost product design and software development kit related revenue recognized during the three months ended March 31, 2022. Excluding product design and software development kit related revenues and cost of revenue, revenue and cost of revenue for the three months ended March 31, 2023 increased 17% and 21%, respectively, compared to the prior year quarter.

Total operating expense for the three months ended March 31, 2023 were $8.6 million compared to $9.8 million in the comparable prior year quarter, and reflected decreases in cloud services and other technology platform costs totaling $861,000, or 47%, and decreases in personnel, marketing and other corporate costs, reflecting the impact of ongoing cost reduction and optimization activities. Excluding non-cash stock compensation and amortization expense, operating expense for the three months ended March 31, 2023 was $6.5 million compared to $7.4 million in the comparable prior year quarter.

On a GAAP-basis, which includes the impact of noncash amortization and stock compensation charges summarized below, net loss for the three months ended March 31, 2023 was $7.2 million, or $(0.19) per share, compared to a net loss of $7.9 million, or $(0.21) per share, in the comparable prior year quarter.

During the three months ended March 31, 2023, we continued to focus on forging strategic partnerships to create a global reseller network to augment our direct salesforce efforts. These partners have breadth and depth across all of the significant industry verticals along with global geographic coverage, which we believe will facilitate the acceleration of the rollout and awareness for our innovative ad products and drive the acceleration of future monetization.

Acquisition of Melon, Inc.

On May 4, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Acquisition”). The consummation of the Acquisition (the “Closing”) occurred simultaneously with the execution of the Purchase Agreement. Melon is a development studio building innovative virtual worlds in partnership with powerful consumer brands across music, film, TV, sports, fashion and youth culture. With this acquisition, Super League further strengthens its position as a one-stop solutions provider and strategic operating partner for marquee brands and businesses seeking to expand and activate communities throughout the gaming metaverse.

At the Closing, the Company paid an aggregate total of $900,000 to Melon (the “Closing Consideration”), of which $150,000 was paid in the form of the forgiveness of certain working capital advances paid to Melon in the equivalent amount, and the remaining $750,000 was paid in the form of shares of the Company’s common stock, valued at $0.4818 (the “Closing Share Price”), the VWAP, as quoted on the Nasdaq Capital Market, for the five (5) trading days immediately preceding May 4, 2023.

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of $2,350,000 (the “Contingent Consideration”) will be payable to Melon in connection with the achievement of certain revenue milestones for the period from the Closing until December 31, 2023 (the “First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Second Earnout Period) in the amount of $1,350,000 (the “Second Earnout Period” and the First Earnout Period are collectively referred to as the “Earnout Periods”). The Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Closing Share Price, and (b) the VWAP for the five trading days immediately preceding the end of each respective Earnout Period.

Additionally, pursuant to the Purchase Agreement, the Company entered into employment agreements with Mr. Joshua Neuman and Mr. Devon Thome, pursuant to which Mr. Neuman and Mr. Thome were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 2,075,550 shares of its common stock as described at Note 7 to the condensed consolidated financial statements contained elsewhere herein.

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

On April 4, 2023, we received a letter (the “Extension Notice”) from the Listing Qualifications Staff of Nasdaq notifying the Company that Nasdaq has granted the Company a 180-day extension, or until October 2, 2023 (the “Extension Period”), to regain compliance with the requirement for the Company’s common stock, to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). To qualify for this additional 180-day compliance period, the Company met the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company was required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.

The Extension Notice has no immediate effect on the continued listing status of the Company's common stock on the Nasdaq Capital Market. The Company's listing on the Nasdaq Capital Market remains fully effective.

The Company will continue to monitor the closing bid price of its common stock and seek to regain compliance with the Minimum Bid Price Requirement within the Extension Period. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from April 5, 2022 to October 2, 2023. If the Company does not regain compliance with the Minimum Bid Price Requirement within the Extension Period, Nasdaq will provide written notification to the Company that its common stock will be subject to delisting, at which time the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). There can be no assurance that, if the Company does need to appeal a Nasdaq delisting determination to the Panel, that such appeal would be successful.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the second half of our fiscal year, with the fourth quarter typically representing our highest revenue quarter each year. Advertising spending is traditionally seasonally strong in the second half of each year, reflecting the impact of seasonal back to school, game release and holiday season advertising spending by brands and advertisers. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect relatively higher advertising revenue in the second half of each year, compared to the first half of the year.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth a summary of our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months
	Ended March 31,		Change
	2023	2022	$	%
REVENUE	$3,322,000	$3,768,000	$(446,000)	(12)%
COST OF REVENUE	1,948,000	1,909,000	39,000	2%
GROSS PROFIT	1,374,000	1,859,000	(485,000)	(26)%
OPERATING EXPENSE
Selling, marketing and advertising	2,650,000	2,734,000	(84,000)	(3)%
Engineering, technology and development	2,956,000	4,210,000	(1,254,000)	(30)%
General and administrative	2,520,000	2,876,000	(356,000)	(12)%
Contingent consideration	468,000	-	468,000	100%
Total operating expense	8,594,000	9,820,000	(1,226,000)	(12)%
NET LOSS FROM OPERATIONS	(7,220,000)	(7,961,000)	741,000	(9)%
OTHER INCOME (EXPENSE), NET	(16,000)	(1,000)	(15,000)	N/A %
Loss before benefit from income taxes	(7,236,000)	(7,962,000)	726,000	(9)%
Benefit from income taxes	-	46,000	(46,000)	(100)%
NET LOSS	$(7,236,000)	$(7,916,000)	$680,000	(9)%

Comparison of the Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
Media and advertising	$1,668,000	$1,856,000	$(188,000)	(10)%
Publishing and content studio	1,272,000	1,405,000	(133,000)	(9)%
Direct to consumer	382,000	507,000	(125,000)	(25)%
	$3,322,000	$3,768,000	$(446,000)	(12)%

	Three Months Ended March 31,
	2023			2022
Number of customers > 10% of revenue / percent of revenue	Three	/	37%	Three	/	45%
By revenue category:
Media and advertising	Two	/	19%	One	/	10%
Publishing and content studio	One	/	18%	One	/-	25%
Direct to consumer		-		One	/	10%

Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022:

●

Total revenue decreased $446,000 or 12% to $3.3 million, compared to $3.8 million in the comparable prior year quarter. Revenue for the three months ended March 31, 2022 included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer. Excluding product design and software development kit related revenue recognized during the three months ended March 31, 2022, total revenue for the three months ended March 31, 2023 increased $473,000, or 17% compared to the prior year quarter.

●

Media and advertising revenue decreased 10% driven primarily by a decrease in our direct sales advertising revenue, reflecting a 36% decrease in our direct sales advertising related average revenue per customer for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The number of direct sales advertising revenue generating customers remained relatively flat for the periods presented. The decrease was partially offset by a $467,000, or 212% increase in reseller media and advertising revenues reflecting the continued expansion of our global network sales partnerships focused on the expansion and acceleration of monetization of our expanding advertising inventory.

●	Publishing and content studio revenue, excluding product design and software development kit related revenue recognized during the three months ended March 31, 2022, increased $786,000, or 162% driven primarily by an increase in game development and immersive experience related revenues, resulting in a 278% increase in average publishing and content studio sales revenue per customer. Publishing and content studio sales revenue for the three months ended March 31, 2022 included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer

●

Direct to consumer revenue for the three months ended March 31, 2023 decreased $125,000, or 25%, compared to the comparable prior year quarter. Direct to consumer revenue is primarily comprised of revenue generated from our Minehut digital property, which provides various Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community, and direct to consumer in-game platform sales revenue through the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, within our Mineville and Pixel Paradise gaming servers. Our Mineville and Pixel Paradise gaming servers leverage the flexibility of the Microsoft Minecraft Bedrock platform, are powered by our InPvP cloud architecture technology, and represent two of the seven official Microsoft Minecraft partner servers. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

Cost of Revenue

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, content capture and production services, direct marketing, cloud services, software, prizing, revenue sharing fees and venue fees. Cost of revenue fluctuates period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, media and advertising campaigns and publishing and content studio sales activities occurring each period.

Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022:

●

Cost of revenue for the three months ended March 31, 2023 was relatively flat compared to the three months ended March 31, 2022, as compared to the 12% decrease in related revenues for the same periods. The less than proportionate change in cost of revenue was driven by higher margin product design and software development kit related revenue recognized during the three months ended March 31, 2022, as described above. Excluding product design and software development kit related revenues and related costs of revenue recognized during the three months ended March 31, 2022, total revenues and cost of revenues for the three months ended March 31, 2023 increased 17% and 21%, respectively, compared to the prior year quarter.

Operating Expense

Refer to the table summarizing our results of operations for the three months ended March 31, 2023 and 2022 above.

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Sales, marketing and advertising	$164,000	$230,000	$(66,000)	(29)%
Engineering, technology and development	89,000	189,000	(100,000)	(53)%
General and administrative	530,000	680,000	(150,000)	(22)%
Total noncash stock compensation expense	$783,000	$1,099,000	$(316,000)	(29)%

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 270,000 PSUs, based on satisfaction of market related vesting conditions during the three-year period commencing on January 1, 2022, as described at Note 2 to the consolidated financial statements included elsewhere herein. A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied. Noncash stock compensation expense related to the PSUs totaled $250,000 and $557,000 for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense for the periods presented was included in the following operating expense line items:

	Three Months Ended March 31,		Change
	2023	2022		%
Sales, marketing and advertising	$526,000	$526,000	$-	-%
Engineering, technology and development	576,000	574,000	2,000	-%
General and administrative	186,000	202,000	(16,000)	(8)%
Total amortization expense	$1,288,000	$1,302,000	$(14,000)	(1)%

Selling, Marketing and Advertising

Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022:

●

Selling, marketing and advertising expense decreased $84,000, or 3% driven primarily by a 29% decrease in noncash stock compensation expense and a general reduction in direct and other marketing related costs.

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

Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022:

●	Engineering, technology and development costs decreased $1,254,000, or 30% driven primarily by a decrease in cloud services and other technology platform costs totaling $861,000, or 47%, reflecting the impact of ongoing cost reduction and optimization activities, and a 16% and 53% decrease in product and engineering personnel and noncash stock compensation expense, respectively.

General and Administrative

General and administrative expense for the periods presented was comprised of the following:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Personnel costs	$590,000	$575,000	$15,000	3%
Office and facilities	56,000	67,000	(11,000)	(16)%
Professional fees	298,000	423,000	(125,000)	(30)%
Stock-based compensation	530,000	680,000	(150,000)	(22)%
Depreciation and amortization	209,000	230,000	(21,000)	(9)%
Other	837,000	901,000	(64,000)	(7)%
Total general and administrative expense	$2,520,000	$2,876,000	$(356,000)	(12)%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022:

●	Professional fees costs decreased $125,000 or 30%, primarily due to reduced audit fees incurred in connection with our fiscal year 2021 acquisitions and related year end audit.

●

Noncash stock compensation expense included in general and administrative expense decreased $150,000, primarily due to the reduced amortization of noncash stock compensation in connection with performance-based stock units granted on January 1, 2022, which vest based on the achievement of certain Company stock price targets as described at Note 2 to the condensed consolidated financial statements elsewhere herein, and are amortized on an accelerated basis in the earlier periods due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award.

Contingent Consideration

The Company hired the Founders of Super Biz in connection with the Super Biz Acquisition. Pursuant to the provisions of the Super Biz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Super Biz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Super Biz Contingent Consideration will be reduced by one-half (50%) for the respective Super Biz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration is determined to be probable and reasonably estimable. During the year ended December 31, 2022, the Company determined that it was probable that the contingency for the Super Biz Earn Out Periods would be met in accordance with the terms of the Super Biz Purchase Agreement, and the applicable amounts were reasonably estimable. Accrued contingent consideration totaled $3,674,000 and $3,206,000 at March 31, 2023 and December 31, 2022, respectively (including approximately 1,061,000 and 988,000 shares of common stock valued at $0.555 and $0.336, respectively, the closing price of our common stock as of the applicable dates). Contingent Consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

Contingent consideration expense for the periods presented was comprised of the following:

	March 31,	March 31,
	2023	2022

Change in fair value of December 31, 2022 accrued contingent consideration	$217,000	$-
Current period accrued contingent consideration	251,000	-
Contingent consideration expense	$468,000	$-

In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period (as defined at Note 4 to the condensed consolidated financial statements elsewhere herein), comprised of $2.9 million of cash payments and payment of 987,973 shares of our common stock valued at $548,000 at March 31, 2023.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $0.6 million and $2.5 million at March 31, 2023 and December 31, 2022, respectively. Refer to “Management’s Plans” below for financing activities occurring subsequent to March 31, 2023. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7.2 million and $7.9 million during the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $218.0 million as of March 31, 2023. For the three months ended March 31, 2023, net cash used in operating activities totaled $3.0 million.

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

In addition, on the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 11,231 shares of newly designated Series AA, AA-2, AA-3 and AA-4 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AA Preferred,” and the individual offerings of Series AA Preferred stock hereinafter collectively referred to as the Series AA Offerings, as follows:

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

April 19, 2023	Series AA	$0.4715	7,680	$7,680,000	$966,000	$6,714,000	16,288,000	2,285,000
April 20, 2023	Series AA-2	$0.5215	1,500	1,500,000	130,000	1,370,000	2,876,000	278,000
April 28, 2023	Series AA-3	$0.4750	1,025	1,025,000	133,000	892,000	2,158,000	313,000
May 5, 2023	Series AA-4	$0.4642	1,026	1,026,000	133,000	893,000	2,210,000	320,000
Total – as of March 31, 2023			11,231	$11,231,000	$1,362,000	$9,869,000	23,532,000	3,196,000

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

Cash Flows for the Three Months Ended March 31, 2023 and 2022

The following table summarizes the change in cash balances for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,978,000)	$(6,287,000)
Net cash used in investing activities	(294,000)	(462,000)
Net cash provided by financing activities	1,380,000	-
Decrease in cash	(1,892,000)	(6,749,000)
Cash and cash equivalents, at beginning of period	2,482,000	14,533,000
Cash and cash equivalents, at end of period	$590,000	$7,784,000

Cash Flows from Operating Activities.

Net cash used in operating activities during the three months ended March 31, 2023, primarily reflected our net GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $783,000, depreciation and amortization charges of $1,377,000 and net changes in working capital of $2,098,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Net cash used in operating activities during the three months ended March 31, 2022, primarily reflected our net GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $1,099,000, depreciation and amortization charges of $1,348,000 and net changes in working capital of $818,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
Purchase of property and equipment	(6,000)	(118,000)
Capitalization of software development costs	(281,000)	(297,000)
Acquisition of other intangible and other assets	(7,000)	(47,000)
Net cash used in investing activities	$(294,000)	$(462,000)

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
Proceeds from issuance of preferred stock, net of issuance costs (Note 6)	$1,919,000	$-
Payments on convertible notes	(539,000)	-
Net cash provided by financing activities	$1,380,000	$-

Convertible Preferred Stock

During the fourth quarter of 2022 and first quarter of 2023, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 12,622 shares of newly designated Series A, A-2, A-3, A-4 and A-5 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series A Preferred,” and the individual offerings of Series A Preferred stock hereinafter collectively referred to as the Series A Offerings, as follows:

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)
Fourth Quarter 2022
November 22, 2022	Series A	$0.6200	5,359	$5,359,000	$752,000	$4,607,000	8,644,000	1,253,000
November 28, 2022	Series A-2	$0.6646	1,297	1,297,000	169,000	1,128,000	1,952,000	283,000
November 30, 2022	Series A-3	$0.6704	1,733	1,733,000	225,000	1,508,000	2,585,000	375,000
December 22, 2022	Series A-4	$0.3801	1,934	1,934,000	251,000	1,683,000	5,088,000	738,000
Total – as of December 31, 2022			10,323	10,323,000	1,397,000	8,926,000	18,269,000	2,649,000
First Quarter 2023
January 31, 2023	Series A-5	$0.5546	2,299	2,299,000	299,000	2,000,000	4,145,000	601,000
Total – as of March 31, 2023			12,622	$12,622,000	$1,696,000	$10,926,000	22,414,000	3,250,000

(1)	– To be issued upon final closing of the Series A Preferred Stock offering

Use of net proceeds from the Series A Offering include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 5, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company was required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the three months ended March 31, 2023 and year ended December 31, 2022, $719,000 and $3,621,000, respectively, of the net proceeds from the Series A Offerings were utilized in connection with the partial redemption of the Notes.

Convertible Debt.

On May 16, 2022, as summarized above and further described at Note 5, the Company entered into a securities purchase agreement with three institutional investors, providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount. As of December 31, 2022, the outstanding balance of the Notes and related accrued interest totaled $719,000, which was subsequently paid in full during the three months ended March 31, 2023.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of March 31, 2023, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of March 31, 2023 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021.

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

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2022. In addition, refer to Note 2 to the condensed consolidated financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

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

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction and is evaluated on a transaction-by-transaction basis. To the extent we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. Where applicable, we have determined that it acts as the principal in all of its media and advertising, publishing and content studio and direct to consumer revenue streams, except in situations where we utilize a reseller partner with respect to direct advertising sales arrangements.

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

Media and Advertising

Media and advertising revenue primarily consists of direct and reseller sales of our in-game media and analytics products, influencer marketing sales and sales of programmatic display and video advertising units to third-party advertisers and exchanges. Media and advertising arrangements typically include contract terms for time periods ranging from several days to several weeks in length.

For media and advertising arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter-term media and advertising arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns, and once delivery is complete for shorter-term campaigns.

Publishing and Content Studio

Publishing and content studio revenue consists of revenues generated from immersive game development and custom game experiences within our owned and affiliate game worlds, and revenue generated in connection with our production, curation and distribution of entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

For publishing and content studio arrangements that include performance obligations satisfied over time, customers typically simultaneously receive and consume the benefits under the arrangement as we satisfy our performance obligations, over the applicable contract term. As such, revenue is recognized over the contract term based upon estimates of progress toward complete satisfaction of the contract performance obligations (typically utilizing a time, effort or delivery-based method of estimation). Revenue from shorter-term publishing and content studio arrangements that provide for a contractual delivery or performance date is recognized when performance is substantially complete and/or delivery occurs. Payments are typically due from customers during the term of the arrangement for longer-term campaigns or projects, and once delivery is complete for shorter-term campaigns or projects.

Direct to Consumer:

Direct to consumer revenue primarily consists of digital subscription fees, in-game digital goods, and gameplay access fees. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

Platform Generated Sales Transactions. We also generate in-game platform sales revenue from the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

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

Except as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the following risk factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

We may experience difficulties in integrating the operations of Melon into our business and in realizing the expected benefits of the Acquisition of Melon.

The success of the Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of the Melon Assets with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of the Melon Assets with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

The Acquisition will present challenges associated with integrating operations, personnel, and other aspects of the companies and the potential assumption of liabilities that may exist and which may be known or unknown by the Company.

The results of the Company following the Acquisition will depend in part upon the Company’s ability to integrate Melon’s business with the Company’s business in an efficient and effective manner. The Company’s attempt to integrate Melon’s assets into the Company, two companies that have previously operated independently, may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the Company. In addition, the Company may adjust the way in which Melon or the Company has conducted its operations and utilized its assets, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments after the Acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of Company’s or Melon’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the business of Company. Any inability of management to integrate the operations of the Company and Melon successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the Acquisition will subject the Company to contractual or other obligations and liabilities of associated with the Melon Assets, some of which may be unknown. Although the Company and its legal and financial advisors have conducted due diligence on Melon and its business, there can be no assurance that the Company is aware of all obligations and liabilities of Melon related to the Melon Assets. These liabilities, and any additional risks and uncertainties related to Melon’s business and to the Acquisition not currently known to the Company or that the Company may currently be aware of, but that prove to be more significant than assessed or estimated by the Company, could negatively impact the business, financial condition, and results of operations of the combined company following consummation of the Acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended March 31, 2023 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference
2.1	Asset Purchase Agreement, by and between Super League Gaming, Inc., and Melon, Inc., dated May 4, 2023**	Exhibit 2.3 to the Current Report on Form 8-K/A, filed on May 10, 2023

3.1	Certificate of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on April 25, 2023

3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K, filed on April 25, 2023

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on May 4, 2023

3.4	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K/A, filed on May 10, 2023.

10.1	Form of Series AA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 25, 2023

10.2	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed on April 25, 2023

10.3	Form of Placement Agent Warrants	Exhibit 10.3 to the Current Report on Form 8-K, filed on April 25, 2023

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

** Certain portions of this exhibit (indicated by “[*****]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

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
Date: May 15, 2023