Form 10-Q
period 2023-06-30
Super League Gaming, Inc.
filed 2023-08-14
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

As of August 10, 2023, there were 50,426,199 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,569,000	$2,482,000
Accounts receivable	5,226,000	6,134,000
Prepaid expense and other current assets	1,083,000	1,381,000
Total current assets	8,878,000	9,997,000
Property and Equipment, net	110,000	147,000
Intangible assets, net	16,152,000	20,066,000
Goodwill	1,864,000	-
Total assets	$27,004,000	$30,210,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,755,000	$6,697,000
Accrued contingent consideration	1,485,000	3,206,000
Contract liabilities	269,000	111,000
Convertible note payable and accrued interest	-	679,000
Total current liabilities	7,509,000	10,693,000
Accrued contingent consideration – long term	656,000	-
Warrant liability	1,764,000	-
Deferred taxes	-	313,000
Total liabilities	9,929,000	11,006,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 19,892 and 10,323 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 48,334,818 and 37,605,973 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	57,000	47,000
Additional paid-in capital	241,833,000	229,900,000
Accumulated deficit	(224,815,000)	(210,743,000)
Total stockholders’ equity	17,075,000	19,204,000
Total liabilities and stockholders’ equity	$27,004,000	$30,210,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE	$5,052,000	$4,279,000	$8,374,000	$8,047,000

COST OF REVENUE	2,911,000	2,458,000	4,857,000	4,367,000

GROSS PROFIT	2,141,000	1,821,000	3,517,000	3,680,000

OPERATING EXPENSE
Selling, marketing and advertising	2,956,000	3,001,000	5,606,000	5,735,000
Engineering, technology and development	2,246,000	4,570,000	5,202,000	8,780,000
General and administrative	2,302,000	2,993,000	4,823,000	5,869,000
Contingent consideration	540,000	-	1,008,000	-
Loss on intangible asset disposal	2,284,000	-	2,284,000	-
Total operating expense	10,328,000	10,564,000	18,923,000	20,384,000

NET OPERATING LOSS	(8,187,000)	(8,743,000)	(15,406,000)	(16,704,000)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	1,040,000	-	1,040,000	-
Interest expense	(2,000)	23,000	(43,000)	21,000
Other	-	-	24,000	1,000
Total other income (expense)	1,038,000	23,000	1,021,000	22,000

Loss before benefit from income taxes	(7,149,000)	(8,720,000)	(14,385,000)	(16,682,000)

Benefit from income taxes	313,000	-	313,000	46,000

NET LOSS	$(6,836,000)	$(8,720,000)	$(14,072,000)	$(16,636,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted loss per common share	$(0.17)	$(0.24)	$(0.36)	$(0.45)
Weighted-average number of shares outstanding, basic and diluted	40,494,953	36,946,587	39,113,124	36,893,069

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Preferred stock (Shares):
Balance, beginning of period	12,622	-	10,323	-
Issuance of Series A-5 preferred stock at $1,000 per share	-	-	2,299	-
Issuance of Series AA preferred stock at $1,000 per share	7,680	-	7,680	-
Issuance of Series AA-2 preferred stock at $1,000 per share	1,500	-	1,500	-
Issuance of Series AA-3 preferred stock at $1,000 per share	1,025	-	1,025	-
Issuance of Series AA-4 preferred stock at $1,000 per share	1,026	-	1,026	-
Issuance of Series AA-5 preferred stock at $1,000 per share	550	-	550	-
Conversion of Series A preferred stock	(4,511)	-	(4,511)	-
Balance, end of period	19,892	-	19,892	-

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-	$-	$-
Issuance of Series A-5 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-2 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-3 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-4 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-5 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Conversion of Series A preferred stock	-	-	-	-
Balance, end of period	$-	$-	$-	$-

Common stock (Shares):
Balance, beginning of period	37,795,077	36,864,957	37,605,973	36,809,187
Common stock issued for Melon Acquisition	1,556,663	-	1,556,663	-
Common stock issued for Super Biz Acquisition	987,973	-	987,973	-
Conversion of Series A preferred stock	7,995,105	-	7,995,105	-
Stock-based compensation	-	121,396	189,104	177,166
Other	-	57,425	-	57,425
Balance, end of period	48,334,818	37,043,778	48,334,818	37,043,778

Common stock (Amount):
Balance, beginning of period	$47,000	$46,000	$47,000	$46,000
Conversion of Series A preferred stock	8,000	-	8,000	-
Stock-based compensation	-	-	-	-
Common stock issued for Melon Acquisition	1,000	-	1,000	-
Common stock issued for Super Biz Acquisition	1,000	-	1,000	-
Balance, end of period	$57,000	$46,000	$57,000	$46,000

Additional paid-in-capital:
Balance, beginning of period	$232,539,000	$217,042,000	$229,900,000	$215,943,000
Issuance of Series A-5 preferred stock at $1,000 per share, net of issuance costs	-	-	1,919,000	-
Issuance of Series AA preferred stock at $1,000 per share, net of issuance costs	6,518,000	-	6,518,000	-
Issuance of Series AA-2 preferred stock at $1,000 per share, net of issuance costs	1,370,000	-	1,370,000	-
Issuance of Series AA-3 preferred stock at $1,000 per share, net of issuance costs	892,000	-	892,000	-
Issuance of Series AA-4 preferred stock at $1,000 per share, net of issuance costs	893,000	-	893,000	-
Issuance of Series AA-5 preferred stock at $1,000 per share, net of issuance costs	479,000	-	479,000	-
Common stock purchase warrants issued to placement agent	(2,804,000)	-	(2,804,000)	-
Common stock issued for Melon Acquisition	721,000	-	721,000	-
Common stock issued for Super Biz Acquisition	547,000	-	547,000	-
Stock-based compensation	686,000	1,000,000	1,406,000	2,099,000
Other	(8,000)	8,000	(8,000)	8,000
Balance, end of period	$241,833,000	$218,050,000	$241,833,000	$218,050,000

Accumulated Deficit:
Balance, beginning of period	$(217,979,000)	$(133,208,000)	$(210,743,000)	$(125,292,000)
Net Loss	(6,836,000)	(8,720,000)	(14,072,000)	(16,636,000)
Balance, end of period	$(224,815,000)	$(141,928,000)	$(224,815,000)	$(141,928,000)
Total stockholders’ equity	$17,075,000	$76,168,000	$17,075,000	$76,168,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,072,000)	$(16,636,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,679,000	2,701,000
Stock-based compensation	1,532,000	2,099,000
Change in fair value of warrant liability	(1,040,000)	-
Change in fair value of contingent consideration	286,000	-
Change in fair value of convertible notes	-	(49,000)
Amortization of convertible notes discount	40,000	39,000
Loss on intangible asset disposal	2,284,000	-
Changes in assets and liabilities:
Accounts receivable	944,000	1,685,000
Prepaid expense and other current assets	174,000	49,000
Accounts payable and accrued expense	(1,131,000)	(74,000)
Accrued contingent consideration	(2,153,000)	-
Contract liabilities	158,000	(47,000)
Deferred taxes	(313,000)	(46,000)
Accrued interest on note payable	(180,000)	32,000
Net cash used in operating activities	(10,792,000)	(10,247,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with Melon Acquisition	(150,000)	-
Purchase of property and equipment	(8,000)	(153,000)
Purchase of third-party game properties	-	(500,000)
Capitalization of software development costs	(483,000)	(497,000)
Acquisition of other intangible assets	(11,000)	(71,000)
Net cash used in investing activities	(652,000)	(1,221,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	12,070,000	-
Proceeds from issuance of common stock, net of issuance costs	-	8,000
Proceeds from convertible notes, net	-	4,000,000
Payments on convertible notes	(539,000)	(4,000)
Net cash provided by financing activities	11,531,000	4,004,000

INCREASE/(DECREASE) IN CASH	87,000	(7,464,000)
Cash and Cash Equivalents – beginning of period	2,482,000	14,533,000
Cash and Cash Equivalents – end of period	$2,569,000	$7,069,000

SUPPLEMENTAL NONCASH INVESTING
Issuance of common stock in connection with Melon Acquisition	$722,000	-
Issuance of common stock in connection with the payment of Super Biz Contingent Consideration	548,000	-

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

On May 30, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended (the “Amendment”), increasing the number of authorized shares of Common Stock from 100,000,000 to 400,000,000. The Company’s Board of Directors previously approved the Amendment on March 17, 2023, and the Company obtained the approval of the Amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

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

The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of June 30, 2023, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for business combinations and related contingent consideration, accounting for convertible debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for convertible preferred stock, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses, including noncash charges, of $14.1 million and $16.6 million for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $224.8 million as of June 30, 2023. For the six months ended June 30, 2023 and 2022, net cash used in operating activities totaled $10.8 million and $10.2 million, respectively.

The Company had cash and cash equivalents of $2.6 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and the threat of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by ASC 205-40, “Going Concern,” (“ASC 205”).

Management’s Plans

The Company experienced significant growth in fiscal year 2023, 2022 and 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter and year over year increases in recognized revenue across our primary revenue streams. In fiscal year 2023, we focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of operating costs. Management continues to consider alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings. Refer to Note 6 for recent equity financing activities.

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

Publishing and Content Studio

Publishing and content studio revenue consists of revenue generated from immersive game development and custom game experiences within our owned and affiliate game worlds, and revenue generated in connection with our production, curation and distribution of entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Media and advertising	$3,634,000	$3,518,000	$5,302,000	$5,374,000
Publishing and content studio	1,030,000	288,000	2,301,000	1,693,000
Direct to consumer	388,000	473,000	771,000	980,000
	$5,052,000	$4,279,000	$8,374,000	$8,047,000

For the three and six months ended June 30, 2023, 35% and 32% of revenue was recognized at a single point in time, and 65% and 68% of revenue was recognized over time, respectively. For the three and six months ended June 30, 2022, 43% and 33% of revenue was recognized at a single point in time, and 57% and 67% of revenue was recognized over time, respectively.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $76,000 at December 31, 2021, $111,000 at December 31, 2022 and $269,000 at June 30, 2023. Revenue recognized in the three and six months ended June 30, 2023 relating to contract liabilities as of December 31, 2022 were $0 and $82,000, respectively. Revenue recognized in the three and six months ended June 30, 2022 relating to contract liabilities as of December 31, 2021 were $44,000 and $47,000, respectively.

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts with customers, these reporting requirements are not applicable as per ASC 606-10-50-14.

Cost of Revenue

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, internal and third-party game developers, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees.

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the condensed consolidated statements of operations. Advertising expense for the three and six months ended June 30, 2023 were 13,000 and $22,000, respectively. Advertising expense for the three and six months ended June 30, 2022 were $134,000 and $284,000, respectively.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments, contingent consideration and warrant liabilities recorded in accordance with ASC 480, “Distinguishing liabilities from equity,” (“ASC 480”), and convertible notes payable recorded at fair value. As described below, at Note 4, Note 5 and Note 6 contingent consideration, convertible notes payable and warrant liabilities outstanding during the periods presented, respectively, are recorded at fair value. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the periods presented.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in the statement of operations.

Acquisitions

Acquisition Method. Acquisitions that meet the definition of a business under ASC 805, “Business Combinations,” (“ASC 805”) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the condensed consolidated statements of operations.

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

Intangible Assets

Intangible assets primarily consist of (i) internal-use software development costs, (ii) domain name, copyright and patent registration costs, (iii) commercial licenses and branding rights, (iv) developed technology acquired, (v) partner, customer, creator and influencer related intangible assets acquired and (vi) other intangible assets, which are recorded at cost (or in accordance with the acquisition method or cost accumulation methods described above) and amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years.

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

Cancellation of an existing equity-classified award along with a concurrent grant of a replacement award is accounted for as a modification under ASC 718, “Stock-based Compensation.” Total compensation cost to be recognized in connection with a modification and concurrent grant of a replacement award is equal to the original grant date fair value plus any incremental fair value, calculated as the excess of the fair value of the replacement award over the fair value of the original awards on the cancellation date. Any incremental compensation cost related to vested awards is recognized immediately on the modification date. Any incremental compensation cost related to unvested awards is recognized prospectively over the remaining service period, in addition to the remaining unrecognized grant date fair value.

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 270,000 PSUs, based on satisfaction of the following vesting conditions during the three-year period commencing on January 1, 2022: (i) the Company’s stock price equaling $4.75 per share based on 60-day volume weighted average price (“VWAP”); (ii) the Company’s stock price equaling $6.00 per share based on 60-day VWAP; (iii) the Company’s stock price equaling $7.00 per share based on 60-day VWAP; (iv) the Company’s stock price equaling $8.00 per share based on 60-day VWAP; and (v) the Company’s stock price equaling $9.00 per share based on 60-day VWAP. Noncash stock compensation expense related to the PSUs totaled $48,000 and $298,000 for the three and six months ended June 30, 2023, respectively. Noncash stock compensation expense related to the PSUs totaled $564,000 and $1,121,000 for the three and six months ended June 30, 2022, respectively.

In December 2022, the Company issued 500,000 warrants to a third-party for nonemployee investor relations services. The warrants have an exercise price of $0.67, a grant date fair value of $0.50, vest in twelve equal monthly installments commencing on the grant date and expire five years from the grant date. Compensation expense included in the condensed consolidated statement of operations for the three and six months ended June 30, 2023 totaled $62,000 and $124,000, respectively.

Modifications to Equity-Based Awards

On April 30, 2023, the Board of Directors of the Company (the “Board”) approved the cancellation of the 1,350,000 PSUs previously granted to certain executives under the 2014 Plan (as described above). In exchange for the cancelled PSUs, the executives were granted an aggregate of 1,350,000 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $0.80 per share, (ii) 20% upon achieving a 60-day VWAP of $1.00 per share; (iii) 20% upon achieving a 60-day VWAP of $1.20 per share; (iv) 20% upon achieving a 60-day VWAP of $1.40 per share; and (v) 20% upon achieving a 60-day VWAP of $1.60 per share, in each case, as quoted on the Nasdaq Capital Market (“PSU Modification”). Total incremental compensation cost related to the PSU Modification totaled $540,000 which will be recognized over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the PSUs immediately before and after the modification. Incremental noncash stock compensation expense related to the PSU Modification recognized during the three months ended June 30, 2023 totaled $89,000.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 1,179,979 shares of the Company’s common stock previously granted to certain executives and employees under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $2.82. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 522,015 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $9.99. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 6,100,000 shares of common stock under the 2014 Plan, at an exercise price of $0.49 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”). The exercise of the options under these awards is contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, and will be subject to cancellation in the event stockholder approval is not obtained. As such, there was no financial statement impact for the periods presented in connection with this equity award exchange.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 584,438 shares of the Company’s common stock previously granted to its employees under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 1,356,000 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $0.4905, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which will be recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Employee Grant Modifications totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which will be recognized prospectively over the remaining service period of 4 years.

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Sales, marketing and advertising	$236,000	$251,000	$400,000	481,000
Engineering, technology and development	102,000	74,000	191,000	263,000
General and administrative	411,000	675,000	941,000	1,355,000
Total noncash stock compensation expense	$749,000	$1,000,000	$1,532,000	2,099,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheet. Deferred financing costs totaled $282,000 and $349,000 as of June 30, 2023 and December 31, 2022, respectively.

Convertible Debt

The Company evaluates convertible notes outstanding to determine if those contracts or embedded components of those contracts qualify as derivatives under ASC 815, “Derivatives and Hedging,” (“ASC 815”). ASC 815 requires conversion, redemption options, call options and other features (hereinafter, “Embedded Instruments”) contained in the Company’s convertible debt instruments that meet certain criteria to be bifurcated and separately accounted for as an embedded derivative. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

In the event that the fair value option election is not made, as described below, the Company evaluates the balance sheet classification for convertible debt instruments issued to determine whether the instrument should be classified as debt or equity, and whether the Embedded Instruments should be accounted for separately from the host instrument. Embedded Instruments of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the feature, were it a standalone instrument, meets the definition of an “embedded derivative.” Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it is required to be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the condensed consolidated statements of operations.

Fair Value Option (“FVO”) Election. The Company accounts for certain convertible notes issued, as described at Note 5 under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed consolidated statement of operations. With respect to the note described at Note 5, as provided for by ASC 825, the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying condensed consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying condensed consolidated statement of operations.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
Number of customers > 10% of revenue / percent of revenue	Two	/	22%	Two	/	46%	One	/	11%	Three	/	36%

Revenue concentrations were comprised of the following revenue categories:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Media and advertising	22%	46%	11%	25%
Publishing and content studio	-%	-%	-%	11%
	22%	46%	11%	36%

	June 30, 2023			December 31, 2022
Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	36%	Two	/	25%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	12%	One	/	10%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding convertible notes payable, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 15,757,000 and 6,787,000 at June 30, 2023 and 2022, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding convertible preferred stock totaling 38,989,000 at June 30, 2023, have been excluded from the computation of diluted loss per share for the three and six months ended June 30, 2023 because the effect of inclusion would have been anti-dilutive.

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

During the three months ended June 30, 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers, as described at Note 3. The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy carried over, with no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting included the establishment of a net deferred tax liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes,” (“ASC 740”) required the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As a result of the disposal of the Bannerfy intangible assets, the Company fully amortized the related remaining net deferred tax liability, resulting in a $313,000 tax benefit reflected in the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	June 30,	December 31,
	2023	2022

Partner and customer relationships	$13,566,000	$13,376,000
Capitalized software development costs	5,745,000	5,262,000
Capitalized third-party game property costs	500,000	500,000
Developed technology	5,062,000	7,880,000
Influencers/content creators	2,559,000	2,559,000
Trade name	209,000	189,000
Domain	68,000	68,000
Copyrights and other	820,000	760,000
	28,529,000	30,594,000
Less: accumulated amortization	(12,377,000)	(10,528,000)
Intangible and other assets, net	$16,152,000	$20,066,000

Intangible assets at June 30, 2023 reflected in the table above includes the intangible assets acquired in connection with the Melon Acquisition totaling $510,000, as described at Note 4 below.

Amortization expense included in operating expense for the three and six months ended June 30, 2023 totaled $1,316,000 and $2,604,000, respectively. Amortization expense included in operating expense for the three and six months ended June 30, 2022 totaled $1,300,000 and $2,601,000, respectively. Amortization expense included in cost of revenue for the three and six months ended June 30, 2023 totaled $5,000 and $31,000, respectively. Amortization expense included in cost of revenue for the three and six months ended June 30, 2022 totaled $27,000 and $31,000, respectively.

During the three months ended June 30, 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000, which is included in “Loss on intangible asset disposal” in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2023. Developed technology related intangibles asset acquisition costs were reduced $3,069,000, and related accumulated depreciation was reduced $785,000, in connection with the disposal of the intangible asset.

The Company expects to record amortization of intangible assets for the year ending December 31, 2023 and future fiscal years as follows:

For the years ending December 31,
2023 remaining	2,432,000
2024	4,538,000
2025	3,915,000
2026	2,653,000
2027	1,807,000
Thereafter	807,000
$16,152,000

4.	ACQUISITIONS

Acquisition of Melon, Inc.

On May 4, 2023 (“Melon Acquisition Date”), Super League entered into an Asset Purchase Agreement (the “Melon Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Melon Acquisition”). The consummation of the Acquisition (the “Melon Closing”) occurred simultaneously with the execution of the Purchase Agreement. Melon is a development studio building innovative virtual worlds in partnership with powerful consumer brands across music, film, TV, sports, fashion and youth culture. The acquisition of Melon further strengthens the Company’s position as a one-stop solutions provider and strategic operating partner for brands and businesses seeking to expand and activate communities throughout the gaming metaverse.

At the Melon Closing, the Company paid an aggregate total of $900,000 to Melon (the “Melon Closing Consideration”), of which $150,000 was paid in the form of the forgiveness of certain working capital advances paid in the form of cash to Melon between the dates of April 14, 2023 to May 4, 2023 (prior to the Melon Closing) in the equivalent amount, and the remaining $750,000 was paid in the form of shares of the Company’s common stock, valued at $0.4818 (the “Closing Share Price”), the VWAP, as quoted on the Nasdaq Capital Market, for the five (5) trading days immediately preceding May 4, 2023.

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of $2,350,000 (the “Melon Contingent Consideration”) will be payable to Melon in connection with the achievement of certain revenue milestones for the period from the Melon Closing until December 31, 2023 (the “First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Second Earnout Period) in the amount of $1,350,000 (the “Second Earnout Period” and the First Earnout Period are collectively referred to as the “Earnout Periods”). The Melon Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Melon Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Closing Share Price, and (b) the VWAP for the five trading days immediately preceding the end of each respective Earnout Period.

Additionally, pursuant to the Melon Purchase Agreement, the Company entered into employment agreements with two former key Melon employees (“Key Melon Employees”), pursuant to which the Key Melon Employees were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 2,075,550 shares of the Company’s common stock. The awards were granted pursuant to terms and conditions fixed by the Compensation Committee of the Board and as an inducement material to each new employee entering employment with Super League in accordance with Nasdaq Listing Rule 5635(c)(4). Of the 2,075,550 RSUs: (A) 830,220 of the RSUs will vest in 25 equal monthly installments beginning on May 4, 2023, and on the first of each calendar month, subject to the applicable employee’s continued service with Super League on each such vesting date; and (B) 1,245,330 of the RSUs will vest as follows: (i) 25% will vest upon the achievement of certain net revenue targets for the fiscal year ending December 31, 2024, to be determined by the Board in its discretion; (ii) 25% upon the achievement of certain net revenue targets for the fiscal year ending December 31, 2025, to be determined by the Board in its sole discretion; (iii) 25% upon Super League’s common stock maintaining a minimum closing price of at least $1.50 over a rolling 30 consecutive trading day period, as quoted on the Nasdaq Capital Market; and (iv) 25% upon Super League’s common stock maintaining a minimum closing price of at least $2.50 over a rolling 30 consecutive trading day period, as quoted on the Nasdaq Capital Market. The vesting of the RSUs will accelerate upon a change of control of the Company. In addition, upon (Y) the Company’s termination of the employment of the respective employee without cause, or (Z) the respective employees resignation for good reason, the RSUs will continue to vest as if (Y) or (Z) had not occurred. The RSUs are subject to the terms and conditions of the RSU agreement covering each grant.

The Acquisition was approved by the board of directors of each of the Company and Melon, and was approved by the sole stockholder of Melon.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Melon subsequent to the Melon Closing Date. Disclosure of revenue and net loss for Melon on a stand-alone basis for the three and six months ended June 30, 2023 is not practical due to the integration of Melon activities, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Melon Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition, totaling approximately $47,000, were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820.

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Melon Acquisition:

Cash consideration at closing		$150,000
Equity consideration at closing – shares of common stock	1,556,663
Super League closing stock price per share on the Melon Closing Date	$0.4640
Fair value of equity consideration issued at closing	$722,000	722,000
Fair value of contingent consideration at closing		1,350,000
Fair value of total consideration issued at closing		$2,222,000

The purchase price allocation was based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Melon Acquisition, as follows:

Amount
Assets Acquired and Liabilities Assumed:
Accounts receivable and other assets	$36,000
Liabilities assumed	(188,000)
Identifiable intangible assets	510,000
Identifiable net assets acquired	358,000
Goodwill	1,864,000
Total purchase price	$2,222,000

The following table presents details of the fair values of the acquired intangible assets of Melon:

	Estimated Useful Life (in years)	Amount
Developed technology	5	$250,000
Developer relationships	2	50,000
Customer relationships	6	190,000
Trade names / trademarks	0.5	20,000
Total intangible assets acquired		$510,000

Contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The estimated fair value of the Melon Contingent Consideration was $1,432,000 at June 30, 2023, resulting in a change in fair value of $82,000, which is included in contingent consideration expense in the accompanying statement of operations for the three and six months ended June 30, 2023. The fair value of the Melon Contingent Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk free interest rates of 4.04 % and 5.14%, volatility rate of 85%, and discount rate of 30%.

Aggregated amortization expense for the three months ended June 30, 2023, related to intangible assets acquired in connection with the Melon Acquisition, totaled $23,000. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Melon Acquisition is primarily attributable to expected synergies from combining the operations and assets of Super League and Melon, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Melon Closing Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Melon Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. Any adjustments to the fair values of intangibles assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations.

The fair values of the acquired intangible assets, as described above, was determined using the following methods:

Description	Valuation Method Applied	Valuation Method Description	Assumptions

Customer relationships	Multi-Period Excess Earnings Method “MPEE”) under the Income Approach

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

Discount rate: 30.0%; Forecast period: 6.7 years; Attrition Rate: 30.0%.

Trade names / trademarks	Relief-from-Royalty Method under the Income Approach

Under the Relief-from-Royalty method, the royalty savings is calculated by estimating a reasonable royalty rate that a third-party would negotiate in a licensing agreement. Such royalties are most commonly expressed as a percentage of total revenue involving the technology.

Forecast period: 8.0 months; Royalty Rate: 1.0%; Discount Rate: 30.0%.

Non-Compete agreements	Differential Cash Flows

The Differential Cash Flows Approach is a version of the income approach that values an intangible asset as the present value of the cash flows that a company would lose if they did not have the asset in place. The differential cash flow is calculated as the difference between the cash flow assuming competition and the cash flow without competition.

Competition Probability: 30.0%; Revenue impact: 20.0%; Discount Rate: 30.0%; Term 2.16 years.

Developed technology	Replacement Cost Method

In the Replacement Cost Method, value is estimated by determining the current cost of replacing an asset with one of equivalent economic utility. The premise of the approach is that a prudent investor would pay no more for an asset than the amount for which the utility of the asset could be replaced.

Rate of Return: 30.0%; Discount rate: 30.0%; Replacement period: 3.0 months.

For tax purposes, consistent with the accounting for book purposes, the Melon Closing Consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess purchase price allocated to goodwill. As a result, no deferred tax assets or liabilities were recorded with the acquisition and all of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only. The unaudited pro forma combined statements of operations for the three and six months ended June 30, 2023 and 2022, assume the acquisition occurred as of January 1, 2022. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$5,357,000	$4,900,000	$9,089,000	$9,358,000
Net Loss	(6,808,000)	(9,752,000)	(14,866,000)	(17,925,000)

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over the estimated economic useful life as described above, the exclusion of nonrecurring transaction costs, the exclusion of depreciation related to tangible and intangible assets of Melon existing immediately prior to the Melon Acquisition Date, and adjustments related to administrative redundancies.

Acquisition of Super Biz – Contingent Consideration

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

The Company hired the Founders of Super Biz in connection with the Super Biz Acquisition. Pursuant to the provisions of the Super Biz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Super Biz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Super Biz Contingent Consideration will be reduced by one-half (50%) for the respective Super Biz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Super Biz Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of contingent consideration is determined to be probable and reasonably estimable. During the year ended December 31, 2022, the Company determined that it was probable that the contingency associated with the Super Biz Earn Out Periods would be met in accordance with the terms of the Super Biz Purchase Agreement, and the applicable amounts were reasonably estimable. Contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.

The change in accrued Super Biz Contingent Consideration, including the change in fair value measured using Level 1 inputs, as described at Note 2, and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Beginning balance	$3,674,000	$-	$3,206,000		$-
Change in fair value	(13,000)	-	204,000		-
Current period accrued contingent consideration	471,000	-	722,000		-
Contingent consideration payments(2)	(3,423,000)	-	(3,423,000)		-
Accrued contingent consideration	$709,000 (1)	$-	$709,000	(1)	$-

(1)	Includes approximately 216,000 shares of common stock valued at $0.38, the closing price of our common stock as of the applicable date.
(2)

In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 987,973 shares of our common stock valued at $548,000.

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

The Notes were issued with an original issue discount of $320,000, or 8%, which was recorded as an adjustment to the carrying amount of the Notes. The original issue discount was amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. At December 31, 2022, the balance of the original issue discount was $40,000, which is included in “Convertible note payable and accrued interest” in the accompanying condensed consolidated balance sheet. Total amortization of original issue discount for the three and six months ended June 30, 2023 was $0 and $40,000, respectively.

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

6.	STOCKHOLDERS’ EQUITY AND EQUITY-LINKED INSTRUMENTS

Convertible Preferred Stock Issuances

Series AA Convertible Preferred Financing

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 11,781 shares of newly designated Series AA, AA-2, AA-3, AA-4 and AA-5 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AA Preferred,” and the individual offerings of Series AA Preferred stock hereinafter collectively referred to as the Series AA Offerings, as follows:

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

April 19, 2023	Series AA	$0.4715	7,680	$7,680,000	$966,000	$6,714,000	16,288,000	2,285,000
April 20, 2023	Series AA-2	$0.5215	1,500	1,500,000	130,000	1,370,000	2,876,000	278,000
April 28, 2023	Series AA-3	$0.4750	1,025	1,025,000	133,000	892,000	2,158,000	313,000
May 5, 2023	Series AA-4	$0.4642	1,026	1,026,000	133,000	893,000	2,210,000	320,000
May 26, 2023	Series AA-5	$0.5300	550	550,000	72,000	479,000	1,038,000	150,000
Total			11,781	$11,781,000	$1,434,000	$10,348,000	24,570,000	3,346,000

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series AA Preferred Stock offering.

In connection with the Series AA Offerings, the Company filed Certificates of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock (the “Series AA Certificates of Designation”) with the State of Delaware.

Each share of Series AA Preferred is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each Series AA Certificates of Designation, into such number of shares of the Company’s common stock equal to the number of Series AA Preferred to be converted, multiplied by the stated value of $1,000 (the “AA Stated Value”), divided by the applicable conversion price (refer to table above), subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The conversion price is equal to the “Minimum Price,” as defined in NASDAQ Rule 5635(d)(1)). In addition, subject to beneficial ownership and primary market limitations, on the one year anniversary of the respective filing date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Series AA Preferred if the VWAP of the Company’s common stock over the previous ten days as reported on the NASDAQ Capital Market (the “Series AA VWAP”), equals at least 250% of the Conversion Price, or (z) 100% of the outstanding shares of Series AA Preferred if the Series AA VWAP equals at least 300% of the respective conversion price.

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

Pursuant to the Series AA Certificate of Designations: (i) for as long as Series AA Preferred remains outstanding and subject to certain carveouts as described in the Series AA Certificates of Designations, if the Company conducts an offering at a price per share less than the then current conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, and undertaken in an arms-length third party transaction, then in such event the conversion price of the Series AA Preferred shall be adjusted to the greater of: (a) the Future Offering Price and (b) the Conversion Price Floor; and (ii) if as of the 24-month anniversary date of April 19, 2023, the VWAP (as defined in the Series AA Certificates of Designation) for the five trading days immediately prior to such 24-month anniversary date is below the then current conversion price, the holder will receive a corresponding adjustment to the then conversion price, such adjustment not to exceed the Conversion Price Floor.

The Company and the investors in the Offering also executed a registration rights agreement (the “AA Registration Rights Agreement”), pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-273282), covering the resale of the shares of common stock issuable upon conversion of the Series AA Preferred, which was declared effective on August 1, 2023.

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

Series A Convertible Preferred Financing

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

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

November 22, 2022	Series A	$0.6200	5,359	$5,359,000	$752,000	$4,607,000	8,644,000	1,253,000
November 28, 2022	Series A-2	$0.6646	1,297	1,297,000	169,000	1,128,000	1,952,000	283,000
November 30, 2022	Series A-3	$0.6704	1,733	1,733,000	225,000	1,508,000	2,585,000	375,000
December 22, 2022	Series A-4	$0.3801	1,934	1,934,000	251,000	1,683,000	5,088,000	738,000
January 31, 2023	Series A-5	$0.5546	2,299	2,299,000	299,000	2,000,000	4,145,000	601,000
Total – as of June 30, 2023			12,622	$12,622,000	$1,696,000	$10,926,000	22,414,000	3,250,000

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series A Preferred Stock offering

Use of net proceeds from the Series A Offerings for the periods presented include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 5, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company was required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the three and six months ended June 30, 2023, $0 and $719,000 of the net proceeds from the Series A Offerings were utilized in connection with the redemption of the Notes and related accrued interest, respectively.

On the respective effective dates, the Company filed certificates of designation of preferences, rights and limitations of the Series A Preferred with the State of Delaware, respectively.

Each share of Series A Preferred is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each Series A Certificate of Designation, into such number of shares of the Company’s common stock, equal to the number of Series A Preferred to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the applicable conversion price (refer to the table above), subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The conversion price is equal to the “Minimum Price,” as defined in NASDAQ Rule 5635(d)(1)) on the date of closing. In addition, subject to beneficial ownership and primary market limitations: (1) the Series A Preferred will automatically convert into shares of common stock at the Conversion Price upon the earlier of (a) the 24-month anniversary of the Effective Date or (b) the consent to conversion by holders of at least 51% of the outstanding shares of Series A Preferred; and (2) on the one year anniversary of the Effective Date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Series A Preferred if the VWAP of the Company’s common stock over the previous 10 days as reported on the NASDAQ Capital Market (the “Series A VWAP”), equals at least 250% of the Conversion Price, or (z) 100% of the outstanding shares of Series A Preferred if and only if the Series A VWAP equals at least 300% of the Conversion Price.

During the applicable periods presented, conversions of Series A Preferred stock into shares of the Company’s common stock were comprised of the following:

Conversion Date	Series Designation	Conversion Price	Preferred Shares Converted	Conversion Shares – Common Stock

06/13/2023	Series A	$0.6200	1,771	2,947,746
06/14/2023	Series A-2	$0.6646	1,160	1,890,644
06/21/2023	Series A-3	$0.6704	1,200	2,506,437
06/26/2023	Series A-4	$0.3801	280	488,986
06/29/2023	Series A-5	$0.5546	100	161,292
Totals			4,511	7,995,105

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

The Company and the investors in the Series A Offerings also executed a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company filed registration statement on Form S-3 (File No. 333-271424), covering the resale of the shares of common stock issuable upon conversion of the Series A Preferred, which was declared on June 5, 2023.

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

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred and the Series AA Preferred, described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability at fair value on the condensed consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$-	$-	$-	$-
Initial fair value of warrant liability – grant date	2,804,000	-	2,804,000	-
Change in fair value	(1,040,000)	-	(1,040,000)	-
Fair value of warrant liability at June 30, 2023	$1,764,000	$-	$1,764,000	$-

The fair value of the Placement Agent Warrants was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates presented:

				June 30,
	Grant Date			2023
Expected Volatility		95%			95%
Risk–free interest rate		3.88%			4.13%
Dividend yield		-%			-%
Expected life of options (in years)	5.0	-	5.19	4.99	-	5.18

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

Roblox Partner Program

On August 2, 2023, we announced that Super League joined the Roblox (NYSE: RBLX) Partner Program. As an early mover in building and distributing creative and impactful programs for brands, in partnership with hundreds of top Roblox developers, joining the Roblox Partner Program will allow Super League to elevate its offerings to include the official Roblox advertising system with Immersive Ads. The added capabilities augment Super League’s powerful end-to-end, innovative solutions, enabling brands to reach the highly engaged audience on Roblox, a global immersive platform where over 66 million people connect and communicate daily.

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

Executive Summary

Revenue for the three and six months ended June 30, 2023 totaled $5.1 million and $8.4 million, reflecting increases of 18% and 4%, respectively, compared to the comparable prior year periods. Excluding product design and software development kit related revenue totaling $919,000 recognized during the six months ended June 30, 2022, total revenue for the six months ended June 30, 2023 increased $1.2 million, or 17% compared to the comparable prior year period. Cost of revenue for the three and six months ended June 30, 2023 was $2.9 million and $4.9 million, respectively, compared to $2.5 million and $4.4 million, respectively, in the comparable prior year periods. As a percent of revenue, gross profit for the three and six months ended June 30, 2023 was 42% and 42%, respectively, compared to 43% and 46%, respectively, for the prior year comparable periods, primarily reflecting the impact of lower cost product design and software development kit related revenue recognized during the six months ended June 30, 2022.

Total operating expense for the three and six months ended June 30, 2023 decreased to $10.3 million and $18.9 million, compared to $10.6 million and $20.4 million, respectively, in the comparable prior year periods, reflecting decreases in cloud services and other technology platform costs and decreases in personnel, marketing and other corporate costs, resulting from ongoing cost reduction and optimization activities. Excluding noncash stock compensation and amortization expense, operating expense for the three and six months ended June 30, 2023 was $6.0 million and $12.5 million, respectively, reflecting a 28% and 20% reduction in operating expense, respectively, compared to the comparable prior year periods.

On a GAAP-basis, which includes the impact of significant noncash amortization and stock compensation charges summarized below, net loss for the three months ended June 30, 2023 was $6.8 million or $(0.17) per share, compared to a net loss of $8.7 million, or $(0.24) per share, in the comparable prior year period. On a GAAP-basis net loss for the six months ended June 30, 2023 was $14.1 million or $(0.36) per share, compared to a net loss of $16.6 million, or $(0.45) per share, in the comparable prior year period.

During the second quarter of 2023, we continued to deliver top line growth, including a 52% increase in sequential quarterly revenues and an 18% increase in revenues compared to the prior year quarter. During the quarter we continued to demonstrate the effectiveness of our overall strategy, providing us with increasing opportunities to take a greater share of advertisers’ wallet, as demonstrated by larger deal sizes and continued high repeat customer percentages, and our focus on cost reductions and optimization has positively impacted operating leverage. In addition, we continued to focus on our direct sales force and continued to see increases in sales force effectiveness, as demonstrated by larger total revenue wins for our direct sellers.

During the second quarter of 2023, we continued to work with signature clients like Hamilton and Yas Island where we are delivering immersive experiences that are not just short-term campaigns, but persistent virtual worlds that will continue to change the magnitude of our future revenues and the distribution of our future revenues, more in-line with a recurring revenue model, more forecastable in nature and less like a traditional advertising model. We are a leading scalable, vertically integrated publishing machine across some of today’s largest digital social platforms and a metaverse innovation engine for the future of the immersive web.

LandVault Strategic Partnership

In April 2023, we formed a strategic partnership with LandVault, the largest construction company in the metaverse. This created a unique powerful metaverse alliance ready to provide brands with scalable solutions and bridge the gap between Web2 and Web3.  Together, we have already launched programs in the UAE specific to virtual tourism and see significant opportunities in this vertical and others across the greater Gulf Cooperation Council (GCC) countries.

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

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of $2,350,000 (the “Contingent Consideration”) will be payable to Melon in connection with the achievement of certain revenue milestones for the period from the Closing until December 31, 2023 (the “First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Second Earnout Period) in the amount of $1,350,000 (the “Second Earnout Period” and the First Earnout Period are collectively referred to as the “Earnout Periods”). The Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Closing Share Price, and (b) the volume weighted average price (“VWAP”) for the five trading days immediately preceding the end of each respective Earnout Period.

Additionally, pursuant to the Purchase Agreement, the Company entered into employment agreements with two former key Melon employees (“Key Melon Employees”), pursuant to which the Key Melon Employees were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 2,075,550 shares of its common stock as described at Note 7 to the condensed consolidated financial statements contained elsewhere herein.

Refer to Note 4 to the condensed consolidated financial statements elsewhere herein for additional information.

Roblox Partner Program

On August 2, 2023, we announced that Super League joined the Roblox (NYSE: RBLX) Partner Program. As an early mover in building and distributing creative and impactful programs for brands, in partnership with hundreds of top Roblox developers, joining the Roblox Partner Program will allow Super League to elevate its offerings to include the official Roblox advertising system with Immersive Ads. The added capabilities augment Super League’s powerful end-to-end, innovative solutions, enabling brands to reach the highly engaged audience on Roblox, a global immersive platform where over 66 million people connect and communicate daily.

Super League was an early mover in the space, enabling extensive third-party distribution for brands on Roblox by providing hundreds of developers in the community with measurement, monetization, and optimization tools. Through the Roblox Partner Program, Super League is evolving its offering by repurposing its previous ad network to solely focus on Roblox’s Immersive Ads product to enable brands to reach audiences at scale. Super League will be integrating Roblox’s Immersive Ads into its growing suite of cross-platform offerings and capabilities inclusive of experience creation, promotion, distribution, and monetization:

●	Highly immersive ad formats for the official Roblox advertising system
●	Bespoke brand integrations into popular experiences
●	Proprietary Pop-Up Shops, interactive characters, and integrated content products
●	First-to-market home grown solution to turn digital in-experience codes into real-world physical redemptions
●	Robust influencer marketing programs
●	In-experience brand lift studies
●	Expert video content creation for Tik Tok, YouTube, and more
●	Metaverse strategy & innovation consulting

Super League’s inclusion in the Roblox Partner Program, combined with its longstanding dedication to supporting hundreds of Roblox developers with software to help manage and grow their businesses, creates an unparalleled opportunity to achieve massive reach and powerful results for brands. Immediate benefits of being part of the program include access to educational resources and training, along with comprehensive tools, collateral, and insights for brand onboarding and education.

Increase in Authorized Common Stock

On May 30, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended (the “Amendment”), increasing the number of authorized shares of Common Stock from 100,000,000 to 400,000,000. The Company’s Board of Directors previously approved the Amendment on March 17, 2023, and the Company obtained the approval of the Amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

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

The Extension Notice has no immediate effect on the continued listing status of the Company’s common stock on the Nasdaq Capital Market. The Company’s listing on the Nasdaq Capital Market remains fully effective.

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

Consolidated Results of Operations

The following table sets forth a summary of our results of operations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
REVENUE	$5,052	$4,279	$773	18%	$8,374	$8,047	$327	4%
COST OF REVENUE	2,911	2,458	453	18%	4,857	4,367	490	11%
GROSS PROFIT	2,141	1,821	320	18%	3,517	3,680	(163)	(4)%
OPERATING EXPENSE
Selling, marketing and advertising	2,956	3,001	(45)	(1)%	5,606	5,735	(129)	(2)%
Engineering, technology and development	2,246	4,570	(2,324)	(51)%	5,202	8,780	(3,578)	(41)%
General and administrative	2,302	2,993	(691)	(23)%	4,823	5,869	(1,046)	(18)%
Contingent consideration	540	-	540	100%	1,008	-	1,008	100%
Loss on intangible asset disposal	2,284	-	2,284	100%	2,284	-	2,284	100%
Total operating expense	10,328	10,564	(236)	(2)%	18,923	20,384	(1,461)	(7)%
NET LOSS FROM OPERATIONS	(8,187)	(8,743)	(556)	(6)%	(15,406)	(16,704)	(1,298)	(8)%
OTHER INCOME (EXPENSE), NET	1,038	23	1,015	N/A %	1,021	22	999	N/A %
Loss before benefit from income taxes	(7,149)	(8,720)	(1,571)	(18)%	(14,385)	(16,682)	(2,297)	(14)%
Benefit from income taxes	313	-	313	100%	313	46	267	580%
NET LOSS	$(6,836)	$(8,720)	$(1,884)	(22)%	$(14,072)	$(16,636)	$(2,564)	(15)%

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Revenue (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Media and advertising	$3,634	$3,518	$116	3%	$5,302	$5,374	$(72)	(1)%
Publishing and content studio	1,030	288	742	258%	2,301	1,693	608	36%
Direct to consumer	388	473	(85)	(18)%	771	980	(209)	(21)%
	$5,052	$4,279	$773	18%	$8,374	$8,047	$327	4%

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
Number of customers > 10% of revenue / percent of revenue	Two	/	22%	Two	/	46%	One	/	11%	Three	/	36%
By revenue category:
Media and advertising	Two	/	22%	Two	/	46%	One	/	11%	Two	/	25%
Publishing and content studio		-			-			-		One	/	11%

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

●	Total revenue increased $773,000 or 18% to $5.1 million, compared to $4.3 million in the comparable prior year quarter.

●	Media and advertising revenue increased 3%, to $3.6 million, compared to $3.5 million in the comparable prior year quarter.

●

Publishing and content studio revenue increased $742,000, or 258%, driven primarily by an increase in game development and immersive experience related revenue, reflecting a 234% increase in average publishing and content studio sales revenue per customer.

●

Direct to consumer revenue for the three months ended June 30, 2023 decreased $85,000, or 18%, compared to the comparable prior year quarter. Direct to consumer revenue is primarily comprised of revenue generated from our Minehut digital property, which provides Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community, and direct to consumer in-game platform sales revenue through the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, within our official Microsoft Minecraft partner gaming servers. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

●

Total revenue increased $327,000 or 4% to $8.4 million, compared to $8.0 million in the comparable prior year period. Revenue for the six months ended June 30, 2022 included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer. Excluding product design and software development kit related revenue recognized during the six months ended June 30, 2022, total revenue for the six months ended June 30, 2023 increased $1.2 million, or 17% compared to the comparable prior year period.

●	Total media and advertising revenue was relatively flat for the year to date periods presented.

●

Publishing and content studio revenue, excluding product design and software development kit related revenue recognized during the six months ended June 30, 2022, increased $1.5 million, or 197%, driven primarily by an increase in game development and immersive experience related revenue, resulting in a 325% increase in average publishing and content studio sales revenue per customer. Publishing and content studio sales revenue for the six months ended June 30, 2022 included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer.

●

Direct to consumer revenue for the six months ended June 30, 2023 decreased $209,000, or 21%, compared to the comparable prior year quarter. Direct to consumer revenue is primarily comprised of revenue generated from our Minehut digital property, which provides Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community, and direct to consumer in-game platform sales revenue through the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, within our official Microsoft Minecraft partner gaming servers. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

Cost of Revenue

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, internal and third-party game developers, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees. Cost of revenue fluctuates period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, media and advertising campaigns and publishing and content studio sales activities occurring each period.

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

●	Cost of revenue increased $453,000, or 18%, relatively consistent with the 18% increase in related revenues for the quarterly periods presented.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

●

Cost of revenue increased $490,000, or 11%, compared to the 4% increase in related revenues for the year to date periods presented. The less than proportionate change in cost of revenue was driven by higher margin product design and software development kit related revenue recognized during the six months ended June 30, 2022, as described above. Excluding product design and software development kit related revenue and related cost of revenue recognized during the six months ended June 30, 2022, total revenue and cost of revenue for the six months ended June 30, 2023 increased 17% and 20%, respectively, compared to the prior year comparable period.

Operating Expense

Refer to the table summarizing our results of operations for the three and six months ended June 30, 2023 and 2022 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales, marketing and advertising	$236	$251	$(15)	(6)%	$400	$481	$(81)	(17)%
Engineering, technology and development	102	74	28	38%	191	263	(72)	(27)%
General and administrative	411	675	(264)	(39)%	941	1,355	(414)	(31)%
Total noncash stock compensation expense	$749	$1,000	$(251)	(25)%	$1,532	$2,099	$(567)	(27)%

On January 1, 2022, the Company issued 1,350,000 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”), which vest in five equal increments of 270,000 PSUs, based on satisfaction of market based vesting conditions as describe at Note 2 to the condensed consolidated financial statements elsewhere herein. Noncash stock compensation expense related to the PSUs totaled $48,000 and $298,000 for the three and six months ended June 30, 2023, respectively. Noncash stock compensation expense related to the PSUs totaled $564,000 and $1,121,000 for the three and six months ended June 30, 2022, respectively.

Modifications to Equity-Based Awards

On April 30, 2023, the Board of Directors of the Company (the “Board”) approved the cancellation of the 1,350,000 PSUs previously granted to certain executives under the 2014 Plan (as described above). In exchange for the cancelled PSUs, the executives were granted an aggregate of 1,350,000 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $0.80 per share, (ii) 20% upon achieving a 60-day VWAP of $1.00 per share; (iii) 20% upon achieving a 60-day VWAP of $1.20 per share; (iv) 20% upon achieving a 60-day VWAP of $1.40 per share; and (v) 20% upon achieving a 60-day VWAP of $1.60 per share, in each case, as quoted on the Nasdaq Capital Market (“PSU Modification”). Total incremental compensation cost related to the PSU Modification totaled $540,000 which will be recognized over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the PSUs immediately before and after the modification. Incremental noncash stock compensation expense related to the PSU Modification recognized during the three and six months ended June 30, 2023 totaled $89,000.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 1,179,979 shares of the Company’s common stock previously granted to certain executives and employees under the 2014 Plan, with an average exercise price of approximately $2.82. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 522,015 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $9.99. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 6,100,000 shares of common stock under the 2014 Plan, at an exercise price of $0.49 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”). The exercise of the options under these awards is contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, and will be subject to cancellation in the event stockholder approval is not obtained. As such, there was no financial statement impact for the periods presented in connection with this equity award exchange.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 584,438 shares of the Company’s common stock previously granted to employees under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 1,356,000 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $0.4905, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”). Unrecognized compensation expense related to the original awards as of the date of the Employee Grant Modifications totaled $960,000 which will be recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Employee Grant Modifications totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which will be recognized prospectively over the remaining service period of 4 years.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales, marketing and advertising	$531	$526	$5	1%	$1,057	$1,052	$5	-%
Engineering, technology and development	588	573	15	3%	1,164	1,147	17	1%
General and administrative	196	201	(5)	(2)%	382	403	(21)	(5)%
Intangible asset disposal	2,284	-	2,284	100%	2,284	-	2,284	100%
Total amortization expense	$3,599	$1,300	$2,299	177%	$4,887	$2,602	$2,285	88%

During the three months ended June 30, 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000, which is included in “Loss on intangible asset disposal” in the accompanying condensed consolidated statements of operations.

Selling, Marketing and Advertising

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

●	Selling, marketing and advertising expense decreased $45,000, or 1% driven primarily by a decrease in third-party sales consultant and direct and other marketing related costs.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

●	Selling, marketing and advertising expense decreased $129,000, or 2% driven primarily by a decrease in third-party sales consultant and direct and other marketing related costs.

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

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

●

Engineering, technology and development costs decreased $2,324,000, or 51% driven primarily by a decrease in cloud services and other technology platform costs totaling $1,227,000, or 71%, and a decrease in product and engineering personnel costs totaling $1,020,000, or 53%, reflecting the impact of ongoing cost reduction and optimization activities.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

●

Engineering, technology and development costs decreased $3,578,000, or 41% driven primarily by a decrease in cloud services and other technology platform costs totaling $2,088,000, or 58%, and a decrease in product and engineering personnel costs totaling $1,218,000, or 36%, reflecting the impact of ongoing cost reduction and optimization activities.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Personnel costs	$597	$729	$(132)	(18)%	$1,187	$1,304	$(117)	(9)%
Office and facilities	49	63	(14)	(22)%	105	130	(25)	(19)%
Professional fees	179	322	(143)	(44)%	477	745	(268)	(36)%
Stock-based compensation	411	676	(265)	(39)%	941	1,356	(415)	(31)%
Depreciation and amortization	218	227	(9)	(4)%	427	457	(30)	(7)%
Other	848	976	(128)	(13)%	1,686	1,877	(191)	(10)%
Total general and administrative expense	$2,302	$2,993	$(691)	(23)%	$4,823	$5,869	$(1,046)	(18)%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

●

Noncash stock compensation expense included in general and administrative expense decreased $265,000, primarily due to a reduction in amortization of noncash stock compensation expense in connection with performance-based stock units granted on January 1, 2022, which vest based on the achievement of certain Company stock price targets, as described at Note 2 to the condensed consolidated financial statements elsewhere herein, and are amortized on an accelerated basis in the earlier periods due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award.

●

Professional fees costs decreased $143,000 or 44%, primarily due to legal and audit related professional fees incurred in the prior year period in connection with our June 2022 convertible debt financing which were expensed as incurred and a decrease in external legal fees due to the transitioning of the Company’s corporate legal services function from third-party consultant to inhouse.

●

Other general and administrative expense decreased primarily due to a 35% decrease in Director’s and Officer’s insurance premiums for the 2023-2024 policy period, which covers the period from March 2023 to February 2024, as well as a decrease in travel and entertainment and other general corporate expense.

For the Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

●

Noncash stock compensation expense included in general and administrative expense decreased $415,000, or 31% primarily due to a reduction in amortization of noncash stock compensation expense in connection with performance-based stock units granted on January 1, 2022, which vest based on the achievement of certain Company stock price targets, as described at Note 2 to the condensed consolidated financial statements elsewhere herein, and are amortized on an accelerated basis in the earlier periods due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award.

●

Professional fees costs decreased $268,000 or 36%, primarily due to legal and audit related professional fees incurred in the prior year period in connection with our June 2022 convertible debt financing which were expensed as incurred, a decrease in external legal fees due to the transitioning of the Company’s corporate legal services function from third-party consultant to inhouse, and a reduction in complex transaction related audit fees.

●

Other general and administrative expense decreased primarily due to a 35% decrease in Director’s and Officer’s insurance premiums for the 2023-2024 policy period, which covers the period from March 2023 to February 2024, as well as a decrease in travel and entertainment and other general corporate expense.

Contingent Consideration

The Company hired the Founders of Super Biz Co. (“Super Biz”) in connection with the acquisition of (i) substantially all of the assets of Super Biz (the “Super Biz Assets”), and (ii) the personal goodwill of the founders of Super Biz (the “Founders”) regarding Super Biz’s business (collectively, the “Super Biz Acquisition”). Pursuant to the provisions of the Asset Purchase Agreement entered into for the Super Biz Acquisition (the “Super Biz Purchase Agreement”), in the event that a Founder ceases to be an employee during the period from the October 4, 2021 (the “Super Biz Closing Date”) until December 31, 2022 and for the fiscal year ending December 31, 2023 (the “Super Biz Earnout Periods”), as a consequence of his resignation without good cause, or termination for cause, the Super Biz Contingent Consideration (See Note 4) will be reduced by one-half (50%) for the respective Super Biz Earn Out Period, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration is determined to be probable and reasonably estimable. During the year ended December 31, 2022, the Company determined that it was probable that the contingency for the Super Biz Earn Out Periods would be met in accordance with the terms of the Super Biz Purchase Agreement, and the applicable amounts were reasonably estimable. Contingent Consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Beginning balance	$3,674	$-	$3,206		$-
Change in fair value(3)	(13)	-	204		-
Current period accrued contingent consideration(3)	471	-	722		-
Contingent consideration payments(2)	(3,423)	-	(3,423)		-
Accrued contingent consideration	$709 (1)	$-	$709	(1)	$-

(1)	Includes approximately 216,000 shares of common stock valued at $0.38, the closing price of our common stock as of the applicable date.
(2)

In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 987,973 shares of our common stock valued at $548,000.

(3)	Reflected in the condensed consolidated statement of operations for the applicable period.

Other Income (Expense), Net

Change in Fair Value of Warrant Liability

The Placement Agent Warrants issued in connection with the Series A Preferred and the Series AA Preferred include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described herein, the Fundamental transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 480, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability at fair value on the condensed consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.

The change in warrant liability and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$-	$-	$-	$-
Initial fair value of warrant liability – grant date	2,804,000	-	2,804,000	-
Change in fair value (1)	(1,040,000)	-	(1,040,000)	-
Fair value of warrant liability at June 30, 2023	$1,764,000	$-	$1,764,000	$-

(1)	Reflected in the condensed consolidated statement of operations for the applicable period.

Benefit from Income Taxes

During the three months ended June 30, 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers, as described at Note 3. The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy carried over, with no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting included the establishment of a net deferred tax liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, a difference between the book and tax bases of the assets arises. ASC 740 required the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As a result of the disposal of the Bannerfy intangible assets, the Company fully amortized the related remaining net deferred tax liability, resulting in a $313,000 tax benefit reflected in the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $2.6 million and $2.5 million at June 30, 2023 and December 31, 2022, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses, including noncash charges, of $14.1 million and $16.6 million for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $224.8 million as of June 30, 2023. For the six months ended June 30, 2023 and 2022, net cash used in operating activities totaled $10.8 million and $10.2 million, respectively.

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

Management’s Plans

The Company experienced significant growth in fiscal year 2023, 2022 and 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter and year over year increases in recognized revenue across our primary revenue streams. In fiscal year 2023, we focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of operating costs. Management continues to consider alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings. Refer to “Cash Flows from Financing Activities” below for recent financing activities.

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

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(10,792)	$(10,247)
Net cash used in investing activities	(652)	(1,221)
Net cash provided by financing activities	11,531	4,004
Increase/(Decrease) in cash	87	(7,464)
Cash and cash equivalents, at beginning of period	2,482	14,533
Cash and cash equivalents, at end of period	$2,569	$7,069

Cash Flows from Operating Activities.

Net cash used in operating activities during the six months ended June 30, 2023, primarily reflected our net GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $1,532,000, depreciation and amortization charges of $2,679,000, disposal of intangible asset charges of $2,284,000, net changes in fair value of certain liabilities of ($754,000) and net changes in working capital of ($2,501,000). Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course and the payment of the cash portion of the Super Biz Contingent Consideration as described above.

Net cash used in operating activities during the six months ended June 30, 2022, primarily reflected our net GAAP loss for the six months ended June 30, 2022, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included $2,099,000 of noncash stock compensation charges, depreciation and amortization of $2,701,000 and net changes in working capital of $1,599,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid in connection with Melon Acquisition, net	(150)	-
Purchase of property and equipment	(8)	(153)
Purchase of third-party game properties	-	(500)
Capitalization of software development costs	(483)	(497)
Acquisition of other intangible and other assets	(11)	(71)
Net cash used in investing activities	$(652)	$(1,221)

Melon Acquisition. On May 4, 2023, we entered into an Asset Purchase Agreement with Melon, pursuant to which the Company acquired substantially all of the assets of Melon, as described above. At the Closing, the Company paid an aggregate total of $900,000 to Melon, of which $150,000 was paid in the form of the forgiveness of certain working capital advances paid to Melon in the equivalent amount, and the remaining $750,000 was paid in the form of shares of the Company’s common stock, valued at the Closing Share Price, as described above.

Anime Battlegrounds X. During the three months ended June 30, 2022, the Company purchased Anime Battlegrounds X, one of the highest rated games on Roblox, from a third-party game developer. Total purchase price of $500,000 was capitalized and amortized to cost of revenue over the applicable useful life of 5 years.

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Proceeds from issuance of preferred stock, net of issuance costs	$12,070	$-
Proceeds from convertible notes	-	4,000
Payments on convertible notes	(539)	(4)
Proceeds from issuance of common stock, net	-	8
Net cash provided by financing activities	$11,531	$4,004

Convertible Preferred Stock

Series A Convertible Preferred Financing

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

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)
Fourth Quarter 2022
November 22, 2022	Series A	$0.6200	5,359	$5,359,000	$752,000	$4,607,000	8,644,000	1,253,000
November 28, 2022	Series A-2	$0.6646	1,297	1,297,000	169,000	1,128,000	1,952,000	283,000
November 30, 2022	Series A-3	$0.6704	1,733	1,733,000	225,000	1,508,000	2,585,000	375,000
December 22, 2022	Series A-4	$0.3801	1,934	1,934,000	251,000	1,683,000	5,088,000	738,000
Total – as of December 31, 2022			10,323	10,323,000	1,397,000	8,926,000	18,269,000	2,649,000
First Quarter 2023
January 31, 2023	Series A-5	$0.5546	2,299	2,299,000	299,000	2,000,000	4,145,000	601,000
Total			12,622	$12,622,000	$1,696,000	$10,926,000	22,414,000	3,250,000

(1) –	Issued on May 26, 2023 upon final closing of the convertible preferred financings.

Use of net proceeds from the Series A Offering include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development.

Series AA Convertible Preferred Financing

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 11,781 shares of newly designated Series AA, AA-2, AA-3, AA-4 and AA-5 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AA Preferred,” and the individual offerings of Series AA Preferred stock hereinafter collectively referred to as the Series AA Offerings, as follows:

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

April 19, 2023	Series AA	$0.4715	7,680	$7,680,000	$966,000	$6,714,000	16,288,000	2,285,000
April 20, 2023	Series AA-2	$0.5215	1,500	1,500,000	130,000	1,370,000	2,876,000	278,000
April 28, 2023	Series AA-3	$0.4750	1,025	1,025,000	133,000	892,000	2,158,000	313,000
May 5, 2023	Series AA-4	$0.4642	1,026	1,026,000	133,000	893,000	2,210,000	320,000
May 26, 2023	Series AA-5	$0.5300	550	550,000	72,000	479,000	1,038,000	150,000
Total			11,781	$11,781,000	$1,434,000	$10,348,000	24,570,000	3,346,000

(1) -	Issued on May 26, 2023 upon final closing of the convertible preferred financings.

Use of net proceeds from the Series AA Offerings include working capital and general corporate purposes, including sales and marketing activities and product development.

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

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of June 30, 2023, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of June 30, 2023 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021.

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

Publishing and Content Studio

Publishing and content studio revenue consists of revenue generated from immersive game development and custom game experiences within our owned and affiliate game worlds, and revenue generated in connection with our production, curation and distribution of entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

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

Accounting for Business Combinations

Acquisition Method.  Acquisitions that meet the definition of a business under ASC 805, “Business Combinations” (“ASC 805”) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the condensed consolidated statements of operations. Contingent consideration, if any, is recognized and measured at fair value as of the acquisition date.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended June 30, 2023 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 2, 2023

3.6	Certificate of Amendment to Super League Gaming, Inc.’s Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.2 to the Current Report on Form 8-K, filed on June 2, 2023

10.4	Form of Placement Agency Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2023

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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
Ann Hand Chief Executive Officer (Principal Executive Officer)

	By	/s/ Clayton Haynes
Clayton Haynes Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 14, 2023