Form 10-Q
period 2023-09-30
Super League Enterprise, Inc.
filed 2023-11-14
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from                    to

Commission File Number 001-38819

SUPER LEAGUE ENTERPRISE, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLE	NASDAQ Capital Market

As of November 12, 2023, there were 4,234,998 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,140,000	$2,482,000
Accounts receivable	7,831,000	6,134,000
Prepaid expense and other current assets	1,389,000	1,381,000
Total current assets	10,360,000	9,997,000
Property and Equipment, net	89,000	147,000
Intangible assets, net	14,929,000	20,066,000
Goodwill	1,864,000	-
Total assets	$27,242,000	$30,210,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,360,000	$6,697,000
Accrued contingent consideration	1,501,000	3,206,000
Contract liabilities	336,000	111,000
Convertible note payable and accrued interest	-	679,000
Total current liabilities	10,197,000	10,693,000
Accrued contingent consideration – long term	178,000	-
Warrant liability	252,000	-
Deferred taxes	-	313,000
Total liabilities	10,627,000	11,006,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 15,877 and 10,323 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 4,170,085 and 1,880,298 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	81,000	47,000
Additional paid-in capital	244,333,000	229,900,000
Accumulated deficit	(227,799,000)	(210,743,000)
Total stockholders’ equity	16,615,000	19,204,000
Total liabilities and stockholders’ equity	$27,242,000	$30,210,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUE	$7,195,000	$4,508,000	$15,569,000	$12,555,000

COST OF REVENUE	4,655,000	2,719,000	9,512,000	7,086,000

GROSS PROFIT	2,540,000	1,789,000	6,057,000	5,469,000

OPERATING EXPENSE
Selling, marketing and advertising	3,161,000	2,958,000	8,767,000	8,693,000
Engineering, technology and development	2,066,000	3,827,000	7,268,000	12,607,000
General and administrative	2,271,000	3,249,000	7,094,000	9,118,000
Contingent consideration	(462,000)	1,836,000	546,000	1,836,000
Loss on intangible asset disposal	-	-	2,284,000	-
Impairment of goodwill	-	42,000,000	-	42,000,000
Total operating expense	7,036,000	53,870,000	25,959,000	74,254,000

NET OPERATING LOSS	(4,496,000)	(52,081,000)	(19,902,000)	(68,785,000)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	1,512,000	-	2,552,000	-
Interest expense	-	(514,000)	(43,000)	(493,000)
Other	-	(7,000)	24,000	(6,000)
Total other income (expense)	1,512,000	(521,000)	2,533,000	(499,000)

Loss before benefit from income taxes	(2,984,000)	(52,602,000)	(17,369,000)	(69,284,000)

Benefit from income taxes	-	-	313,000	46,000

NET LOSS	$(2,984,000)	$(52,602,000)	$(17,056,000)	$(69,238,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted net loss per common share	$(1.01)	$(28.14)	$(7.44)	$(37.37)
Weighted-average number of shares outstanding, basic and diluted	2,957,271	1,869,349	2,293,191	1,852,975

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Preferred stock (Shares):
Balance, beginning of period	19,892	-	10,323	-
Issuance of Series A-5 preferred stock at $1,000 per share	-	-	2,299	-
Issuance of Series AA preferred stock at $1,000 per share	-	-	7,680	-
Issuance of Series AA-2 preferred stock at $1,000 per share	-	-	1,500	-
Issuance of Series AA-3 preferred stock at $1,000 per share	-	-	1,025	-
Issuance of Series AA-4 preferred stock at $1,000 per share	-	-	1,026	-
Issuance of Series AA-5 preferred stock at $1,000 per share	-	-	550	-
Conversions of Series A Preferred stock to common stock	(1,218)	-	(5,729)
Conversions of Series AA Preferred stock to common stock	(2,797)	-	(2,797)	-
Balance, end of period	15,877	-	15,877	-

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-	$-	$-
Issuance of Series A-5 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-2 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-3 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-4 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-5 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Conversions of Series A Preferred stock	-	-	-	-
Conversions of Series AA Preferred stock	-	-	-	-
Balance, end of period	$-	$-	$-	$-

Common stock (Shares):
Balance, beginning of period	2,416,741	1,852,189	1,880,299	1,840,459
Issuance of common stock at $2.60 per share, net of issuance costs	811,269		811,269	-
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	67,500		67,500	-
Common stock issued for Melon Acquisition	-	-	77,833	-
Common stock issued for Super Biz Acquisition	-	-	49,398	-
Common stock issued in connection with Bannerfy disposition	8,984	2,683	8,984	2,683
Conversion of Series A preferred stock	99,463	-	499,216
Conversion of Series AA preferred stock	766,128	-	766,128	-
Stock-based compensation	-	7,495	9,458	16,354
Other	-	16,182	-	19,053
Balance, end of period	4,170,085	1,878,549	4,170,085	1,878,549

Common stock (Amount):
Balance, beginning of period	$57,000	$46,000	$47,000	$46,000
Issuance of common stock at $2.60 per share, net of issuance costs	16,000	-	16,000	-
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	1,000	-	1,000	-
Conversion of Series A and AA preferred stock	7,000	-	15,000	-
Stock-based compensation	-	-	-	-
Common stock issued for Melon Acquisition	-	-	1,000	-
Common stock issued for Super Biz Acquisition	-	-	1,000	-
Other	-	1,000	-	1,000
Balance, end of period	$81,000	$47,000	$81,000	$47,000

Additional paid-in-capital:
Balance, beginning of period	$241,833,000	$218,050,000	$229,900,000	$215,943,000
Issuance of Series A-5 preferred stock at $1,000 per share, net of issuance costs	-	-	1,919,000	-
Issuance of Series AA preferred stock at $1,000 per share, net of issuance costs	-	-	6,518,000	-
Issuance of Series AA-2 preferred stock at $1,000 per share, net of issuance costs	-	-	1,370,000	-
Issuance of Series AA-3 preferred stock at $1,000 per share, net of issuance costs	-	-	892,000	-
Issuance of Series AA-4 preferred stock at $1,000 per share, net of issuance costs	-	-	893,000	-
Issuance of Series AA-5 preferred stock at $1,000 per share, net of issuance costs	-	-	479,000	-
Issuance of common stock at $2.60 per share, net of issuance costs	1,710,000	-	1,710,000	-
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	158,000	-	158,000	-
Common stock purchase warrants issued to placement agent	-	-	(2,804,000)	-
Common stock issued for Melon Acquisition	-	-	721,000	-
Common stock issued for Super Biz Acquisition	-	-	547,000	-
Common stock issued for Bannerfy Acquisition	70,000	220,000	70,000	220,000
Stock-based compensation	580,000	1,185,000	1,986,000	3,284,000
Other	(18,000)	312,000	(26,000)	320,000
Balance, end of period	$244,333,000	$219,767,000	$244,333,000	$219,767,000

Accumulated Deficit:
Balance, beginning of period	$(224,815,000)	$(141,928,000)	$(210,743,000)	$(125,292,000)
Net Loss	(2,984,000)	(52,602,000)	(17,056,000)	(69,238,000)
Balance, end of period	$(227,799,000)	$(194,530,000)	$(227,799,000)	$(194,530,000)
Total stockholders’ equity	$16,615,000	$25,284,000	$16,615,000	$25,284,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,056,000)	$(69,238,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,929,000	4,055,000
Stock-based compensation	2,175,000	3,284,000
Change in fair value of warrant liability	(2,552,000)	-
Change in fair value of contingent consideration	(527,000)	-
Change in fair value of convertible notes	-	285,000
Amortization of convertible notes discount	40,000	120,000
Impairment of goodwill	-	42,000,000
Write off of intangible asset	-	423,000
Loss on intangible asset disposal	2,284,000	-
Changes in assets and liabilities:
Accounts receivable	(1,661,000)	1,128,000
Prepaid expense and other current assets	(194,000)	(34,000)
Accounts payable and accrued expense	1,542,000	1,998,000
Accrued contingent consideration	(1,802,000)	-
Contract liabilities	225,000	(42,000)
Deferred taxes	(313,000)	(46,000)
Accrued interest on note payable	(180,000)	31,000
Net cash used in operating activities	(14,090,000)	(16,036,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with Melon Acquisition	(150,000)	-
Purchase of property and equipment	(8,000)	(149,000)
Purchase of third-party game properties	-	(500,000)
Capitalization of software development costs	(483,000)	(766,000)
Acquisition of other intangible assets	(17,000)	(99,000)
Net cash used in investing activities	(658,000)	(1,514,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	12,060,000	-
Proceeds from issuance of common stock, net of issuance costs	1,885,000	320,000
Proceeds from issuance convertible notes, net	-	4,000,000
Payments on convertible notes	(539,000)	(160,000)
Net cash provided by financing activities	13,406,000	4,160,000

INCREASE/(DECREASE) IN CASH	(1,342,000)	(13,390,000)
Cash and Cash Equivalents – beginning of period	2,482,000	14,533,000
Cash and Cash Equivalents – end of period	$1,140,000	$1,143,000

SUPPLEMENTAL NONCASH INVESTING
Issuance of common stock in connection with Melon Acquisition	$722,000	-
Issuance of common stock in connection with the payment of Super Biz Contingent Consideration	548,000	-
Issuance of common stock in connection with Bannerfy Acquisition	70,000	220,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Enterprise, Inc. (Nasdaq: SLE), (“Super League,” the “Company,” “we,” “us” or “our”) is a leading strategically-integrated publisher and creator of games and experiences across the world’s largest immersive digital platforms. From metaverse gaming powerhouses such as Roblox, Minecraft and Fortnite, to the most popular Web3 environments such as Sandbox and Decentraland, to bespoke worlds built using the most advanced 3D creation tools, Super League’s innovative solutions provide incomparable access to massive audiences who gather in immersive digital spaces to socialize, play, explore, collaborate, shop, learn and create. As a true end-to-end activation partner for dozens of global brands, Super League offers a complete range of development, distribution, monetization and optimization capabilities designed to engage users through dynamic, energized programs. As an originator of new experiences fueled by a network of top developers, a comprehensive set of proprietary creator tools and a future-forward team of creative professionals, Super League accelerates IP and audience success within the fastest growing sector of the media industry.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015, and Super League Enterprise on September 11, 2023. We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, as amended.

On May 30, 2023, the Company filed a Certificate of Amendment (the “First Amendment”) to its Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), increasing the number of authorized shares of common stock, par value $0.001 per share (“common stock”) from 100,000,000 to 400,000,000. The Company’s Board of Directors (the “Board”) previously approved the Amendment on March 17, 2023, and the Company obtained the approval of the First Amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

On September 7, 2023, the Company filed a Certificate of Amendment (the “Second Amendment”) to the Charter, which Second Amendment became effective as of September 11, 2023, to change the name of the Company from Super League Gaming, Inc. to Super League Enterprise, Inc. (the “Name Change”) and to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-20 (the “Reverse Split”). The Name Change and the Reverse Split were approved by the Company’s Board on  July 5, 2023, and approved by the stockholders of the Company on September 7, 2023. Refer to Note 6 below for additional information regarding the Reverse Split.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

In connection with the Name Change, the Company also changed its Nasdaq ticker symbol to “SLE” from “SLGG.”

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

The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of September 30, 2023, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Reclassifications

Certain reclassifications to revenue categories and operating expense line items have been made to prior period amounts for consistency and comparability with the current periods’ condensed consolidated financial statements presentation. These reclassifications had no effect on the reported total revenue, operating expense, net loss or stockholder's equity for the periods presented.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses, including noncash charges, of $17.1 million and $69.2 million for the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of $227.8 million as of September 30, 2023. For the nine months ended September 30, 2023 and 2022, net cash used in operating activities totaled $14.1 million and $16.0 million, respectively.

The Company had cash and cash equivalents of $1.1 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and the threat of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by ASC 205-40, “Going Concern,” (“ASC 205”).

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

Revenue was comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Media and advertising	$2,886,000	$2,321,000	$6,904,000	$7,162,000
Publishing and content studio	3,960,000	1,768,000	7,547,000	3,994,000
Direct to consumer	349,000	419,000	1,118,000	1,399,000
	$7,195,000	$4,508,000	$15,569,000	$12,555,000

For the three and nine months ended September 30, 2023, 16% and 25% of revenue was recognized at a single point in time, and 84% and 75% of revenue was recognized over time, respectively. For the three and nine months ended September 30, 2022, 34% and 33% of revenue was recognized at a single point in time, and 66% and 67% of revenue was recognized over time, respectively.

Contract liabilities represent payments received in advance of providing services under certain contracts and were $47,000 at December 31, 2021, $111,000 at December 31, 2022 and $336,000 at September 30, 2023. Revenue recognized in the three and nine months ended September 30, 2023 relating to contract liabilities as of December 31, 2022 were $0 and $82,000, respectively. Revenue recognized in the three and nine months ended September 30, 2022 relating to contract liabilities as of December 31, 2021 were $0 and $47,000, respectively.

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts with customers, these reporting requirements are not applicable as per ASC 606-10-50-14 as the performance obligation is part of a contract that has an original duration of one year or less.

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

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the condensed consolidated statements of operations. Advertising expense for the three and nine months ended September 30, 2023 were 28,000 and $50,000, respectively. Advertising expense for the three and nine months ended September 30, 2022 were $126,000 and $409,000, respectively.

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

On January 1, 2022, the Company issued 67,500 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 13,500 PSUs, based on satisfaction of the following vesting conditions during the three-year period commencing on January 1, 2022: (i) the Company’s stock price equaling $95.00 per share based on 60-day volume weighted average price (“VWAP”); (ii) the Company’s stock price equaling $120.00 per share based on 60-day VWAP; (iii) the Company’s stock price equaling $140.00 per share based on 60-day VWAP; (iv) the Company’s stock price equaling $160.00 per share based on 60-day VWAP; and (v) the Company’s stock price equaling $180.00 per share based on 60-day VWAP. Noncash stock compensation expense related to the PSUs totaled $0 and $298,000 for the three and nine months ended September 30, 2023, respectively. Noncash stock compensation expense related to the PSUs totaled $570,000 and $1,691,000 for the three and nine months ended September 30, 2022, respectively.

In December 2022, the Company issued 25,000 warrants to a third-party for nonemployee investor relations services. The warrants have an exercise price of $13.40, a grant date fair value of $10.00, vest in twelve equal monthly installments commencing on the grant date and expire five years from the grant date. Compensation expense included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 totaled $62,000 and $186,000, respectively.

Modifications to Equity-Based Awards

On April 30, 2023, the Board approved the cancellation of the 67,500 PSUs previously granted to certain executives under the 2014 Plan (as described above). In exchange for the cancelled PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“PSU Modification”). Total incremental compensation cost related to the PSU Modification totaled $540,000 which will be recognized over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the PSUs immediately before and after the modification. Noncash stock compensation expense related to the modified PSUs, which is recognized on an accelerated basis over the derived term, totaled $131,000 and $220,000 for the three and nine months ended September 30, 2023, respectively.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80 (“Executive Grant Modification”). In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”). The exercise of the options under these awards was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting. Total incremental compensation cost related to the Executive Grant Modifications totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which will be recognized prospectively over the remaining service period of 3 years.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which will be recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Employee Grant Modifications totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which will be recognized prospectively over the remaining service period of 4 years.

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Sales, marketing and advertising	$231,000	$295,000	$631,000	$776,000
Engineering, technology and development	14,000	114,000	205,000	377,000
General and administrative	398,000	776,000	1,339,000	2,131,000
Total noncash stock compensation expense	$643,000	$1,185,000	$2,175,000	$3,284,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheet. Deferred financing costs totaled $289,000 and $349,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
Number of customers > 10% of revenue / percent of revenue	Two	/	36%	Two	/	26%	-	/	-%	One	/	12%

Revenue concentrations were comprised of the following revenue categories:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Media and advertising	17%	26%	-%	12%
Publishing and content studio	19%	-%	-%	-%

	September 30, 2023			December 31, 2022
Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	40%	Two	/	25%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	15%	One	/	10%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding convertible notes payable, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings. Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 1,044,000 and 339,000 at September 30, 2023 and 2022, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding convertible preferred stock totaling 4,077,000 at September 30, 2023, have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2023 because the effect of inclusion would have been anti-dilutive.

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

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers, as described at Note 3. The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy carried over, with no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting included the establishment of a net deferred tax liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes,” (“ASC 740”) required the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As a result of the disposal of the Bannerfy intangible assets, the Company fully amortized the related remaining net deferred tax liability, resulting in a $313,000 tax benefit reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

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

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following for the periods presented:

	September 30,	December 31,
	2023	2022

Partner and customer relationships	$13,566,000	$13,376,000
Capitalized software development costs	5,745,000	5,262,000
Capitalized third-party game property costs	500,000	500,000
Developed technology	5,062,000	7,880,000
Influencers/content creators	2,559,000	2,559,000
Trade name	209,000	189,000
Domain	68,000	68,000
Copyrights and other	826,000	760,000
	28,535,000	30,594,000
Less: accumulated amortization	(13,606,000)	(10,528,000)
Intangible and other assets, net	$14,929,000	$20,066,000

Intangible assets at September 30, 2023 reflected in the table above includes the intangible assets acquired in connection with the Melon Acquisition totaling $510,000, as described at Note 4 below.

Amortization expense included in operating expense for the three and nine months ended September 30, 2023 totaled $1,228,000 and $3,832,000, respectively. Amortization expense included in operating expense for the three and nine months ended September 30, 2022 totaled $1,712,000 and $4,313,000, respectively. Amortization expense included in cost of revenue for the three and nine months ended September 30, 2023 totaled $0 and $31,000, respectively. Amortization expense included in cost of revenue for the three and nine months ended September 30, 2022 totaled $29,000 and $60,000, respectively.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000, which is included in “Loss on intangible asset disposal” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2023. Developed technology related intangibles asset acquisition costs were reduced $3,069,000, and related accumulated depreciation was reduced $785,000, in connection with the disposal of the intangible asset.

The Company expects to record amortization of intangible assets for the year ending December 31, 2023 and future fiscal years as follows:

For the years ending December 31,
2023 remaining	$1,204,000
2024	4,539,000
2025	3,916,000
2026	2,654,000
2027	1,808,000
Thereafter	808,000
$14,929,000

4.	ACQUISITIONS

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

At the Melon Closing, the Company paid an aggregate total of $900,000 to Melon (the “Melon Closing Consideration”), of which $150,000 was paid in the form of the forgiveness of certain working capital advances paid in the form of cash to Melon between the dates of April 14, 2023 to May 4, 2023 (prior to the Melon Closing) in the equivalent amount, and the remaining $750,000 was paid in the form of shares of the Company’s common stock (with a closing date fair value of $722,000), valued at $9.64 (the “Closing Share Price”), the VWAP, as quoted on the Nasdaq Capital Market, for the five (5) trading days immediately preceding May 4, 2023. Refer to the table below for calculation of the fair value of consideration paid.

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

Additionally, pursuant to the Melon Purchase Agreement, the Company entered into employment agreements with two former key Melon employees (“Key Melon Employees”), pursuant to which the Key Melon Employees were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 103,780 shares of the Company’s common stock. The awards were granted pursuant to terms and conditions fixed by the Compensation Committee of the Board and as an inducement material to each new employee entering employment with Super League in accordance with Nasdaq Listing Rule 5635(c)(4). Of the 103,780 RSUs: (A) 41,512 of the RSUs will vest in 25 equal monthly installments beginning on May 4, 2023, and on the first of each calendar month, subject to the applicable employee’s continued service with Super League on each such vesting date; and (B) 62,268 of the RSUs will vest as follows: (i) 25% will vest upon the achievement of certain net revenue targets for the fiscal year ending December 31, 2024, to be determined by the Board in its discretion; (ii) 25% upon the achievement of certain net revenue targets for the fiscal year ending December 31, 2025, to be determined by the Board in its sole discretion; (iii) 25% upon Super League’s common stock maintaining a minimum closing price of at least $30.00 over a rolling 30 consecutive trading day period, as quoted on the Nasdaq Capital Market; and (iv) 25% upon Super League’s common stock maintaining a minimum closing price of at least $50.00 over a rolling 30 consecutive trading day period, as quoted on the Nasdaq Capital Market. The vesting of the RSUs will accelerate upon a change of control of the Company. In addition, upon (Y) the Company’s termination of the employment of the respective employee without cause, or (Z) the respective employees resignation for good reason, the RSUs will continue to vest as if (Y) or (Z) had not occurred. The RSUs are subject to the terms and conditions of the RSU agreement covering each grant.

The Acquisition was approved by the board of directors of each of the Company and Melon, and was approved by the sole stockholder of Melon.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Melon subsequent to the Melon Closing Date. Disclosure of revenue and net loss for Melon on a stand-alone basis for the three and nine months ended September 30, 2023 is not practical due to the integration of Melon activities, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

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

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Melon Acquisition:

Cash consideration at closing		$150,000
Equity consideration at closing – shares of common stock	77,833
Super League closing stock price per share on the Melon Closing Date	$9.28
Fair value of equity consideration issued at closing	$722,000	722,000
Fair value of contingent consideration at closing		1,350,000
Fair value of total consideration issued at closing		$2,222,000

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

Contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The estimated fair value of the Melon Contingent Consideration was $682,000 at September 30, 2023. The fair value of the Melon Contingent Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk free interest rates ranging from 4.04 % to 5.35%, volatility rates ranging from 70% to 85%, and discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the accompanying statement of operations for the applicable periods present was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,432,000	$-	$1,350,000	$-
Change in fair value	(750,000)	-	(668,000)	-
Accrued contingent consideration	$682,000	$-	$682,000	$-

Aggregated amortization expense for the three and nine months ended September 30, 2023, related to intangible assets acquired in connection with the Melon Acquisition, totaled $37,000 and $60,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Melon Acquisition is primarily attributable to expected synergies from combining the operations and assets of Super League and Melon, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition.

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

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only. The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 2023 and 2022, assume the acquisition occurred as of January 1, 2022. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$7,195,000	$5,234,000	$16,284,000	$14,592,000
Net Loss	(3,011,000)	(53,591,000)	(17,877,000)	(71,516,000)

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

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023		2022
Beginning balance	$709,000		$-	$3,206,000		$-
Change in fair value	(63,000)		-	141,000		-
Current period accrued contingent consideration	351,000		-	1,073,000		-
Contingent consideration payments(2)	-		-		(3,423,000)	-
Accrued contingent consideration	$997,000	(1)	$-	$997,000	(1)	$-

(1)	Includes 16,636 shares of common stock valued at $1.74, the closing price of our common stock as of the applicable date.
(2)

In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 49,399 shares of our common stock valued at $548,000.

Other

During the three months ended September 30, 2022, the Company released a holdback amount related to a fiscal year 2021 acquisition as follows: (i) $55,000 payable in the form of cash, and (ii) approximately $220,000 in the form of shares of the Company’s common stock, at a price per share of $4.10.

5.	NOTE PAYABLE

Convertible Notes Payable at Fair Value

On May 16, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with three institutional investors (collectively, the “Note Holders”) providing for the sale and issuance of a series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount (“OID”) (each, a “Note,” and, collectively, the “Notes,” and such financing, the “Note Offering”). The Notes accrued interest at a guaranteed annual rate of 9% per annum, were set to mature 12 months from the date of issuance, and were convertible at the option of the Note Holders into that number of shares of the Company’s common stock, equal to the sum of the outstanding principal balance, accrued and unpaid interest, and accrued and unpaid late charges (the “Conversion Amount”), divided by $80.00 (the “Conversion Price”), subject to adjustment upon the occurrence of certain events as more specifically set forth in the Note, as amended. In the event of the occurrence of an event of default, the Note Holders may, at the Note Holder’s option, convert all, or any part of, the Conversion Amount into shares of common stock at 90% of the lowest volume weighted average price of the ten trading days preceding the date for which the price is being calculated.

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

The Notes were issued with an original issue discount of $320,000, or 8%, which was recorded as an adjustment to the carrying amount of the Notes. The original issue discount was amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. At December 31, 2022, the balance of the original issue discount was $40,000, which is included in “Convertible note payable and accrued interest” in the accompanying condensed consolidated balance sheet. Total amortization of original issue discount for the three and nine months ended September 30, 2023 was $0 and $40,000, respectively.

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

On September 7, 2023, the Company filed the Second Amendment, effecting the Reverse Stock Split (the 1-for-20 reverse split of the Company's issued and outstanding common stock). The Reverse Split was approved by the Company’s Board on July 5, 2023. The Second Amendment became effective on September 11, 2023. The Company’s shares began trading on a Reverse Split-adjusted basis on the Nasdaq Capital Market on September 11, 2023.

As a result of the Reverse Split, every 20 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock. No fractional shares of common stock were issued as a result of the Reverse Split. Instead, in lieu of any fractional shares to which a stockholder of record would otherwise be entitled as a result of the Reverse Split, the Company paid cash (without interest) equal to the value of such fractional share. The Reverse Split did not modify the rights or preferences of the common stock.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

Equity Financing

On August 21, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), relating to the Company’s public offering (the “Common Stock Offering”) of 778,653 shares of its common stock, and pre-funded warrants to purchase 67,500 shares of the Company’s common stock, in lieu of the Company’s common stock (the “Pre-Funded Warrants”, and collectively with the Shares, the “Firm Securities”) to certain investors. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“Option”) to purchase an additional 126,923 shares of the Company’s common stock and/or Pre-Funded Warrants (the “Option Securities”, and together with the Firm Securities, the “Securities”). On September 12, 2023, the Underwriter partially exercised its Option and purchased an additional 32,616 shares of common stock at a price of $2.60 per share. The issuance by the Company of the Option Securities resulted in total gross proceeds of approximately $84,800, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company.

On August 23, 2023, the Company issued the Firm Securities and closed the Offering at a public price of $2.60 per share, and $2.58 per share underlying each Pre-Funded Warrant, for net proceeds to the Company of approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Each Pre-Funded Warrant had an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant was subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. Under the Pre-Funded Warrants, a holder would not be entitled to exercise any portion of any Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of Pre-Funded Warrants would be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Pre-Funded Warrants immediately prior to the fundamental transaction. The Pre-Funded Warrants were fully exercised as of August 29, 2023.

The Firm Securities were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-259347) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a prospectus supplement, dated August 23, 2023, relating to the Securities (together with the accompanying base prospectus, dated September 7, 2021, the “Prospectus Supplement”), filed with the SEC pursuant to Rule 424(b) of the Securities Act on August 23, 2023.

The Underwriting Agreement includes customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of the Underwriting Agreement and as of the specific applicable dates contained in the Underwriting Agreement, were solely for the benefit of the parties to the Underwriting Agreement and were subject to limitations agreed upon by the contracting parties.

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

Date	Series Design- ation	Conversion Price – At Issuance(2)	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares – At Issuance	Placement Agent Warrants (1)

April 19, 2023	Series AA	$9.43	7,680	$7,680,000	$966,000	$6,714,000	814,000	114,000
April 20, 2023	Series AA-2	$10.43	1,500	1,500,000	130,000	1,370,000	144,000	13,000
April 28, 2023	Series AA-3	$9.50	1,025	1,025,000	133,000	892,000	108,000	15,000
May 5, 2023	Series AA-4	$9.28	1,026	1,026,000	133,000	893,000	111,000	16,000
May 26, 2023	Series AA-5	$10.60	550	550,000	72,000	479,000	52,000	7,000
Total			11,781	$11,781,000	$1,434,000	$10,348,000	1,229,000	165,000

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series AA Preferred Stock offering.
(2)

The Conversion price for Series AA Preferred stock outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred stock, was adjusted to $0.13 as a result of the Down Round Feature described below. The original conversion prices for the Series AA Preferred, as of the respective issuance dates, were as follows: Series AA - $9.43; Series AA-2 - $10.43; Series AA-3 - $9.50; Series AA-4 - $9.28; Series AA-5 - $10.60.

At September 30, 2023, Series AA Preferred stock outstanding was comprised of the following, including conversions of Series AA Preferred stock into shares of the Company’s common stock for the applicable periods presented:

	Conversion
Series	Price As	Preferred Shares			Conversion Shares
Designation	Adjusted(1)	Series Preferred AA			Series Preferred AA
							Additional Conversion Shares -	Adjusted
		Issued	Converted	Outstanding	Original Conversion Shares	Conversions During the Period	Adjusted Conversion Price(1)	Conversion Shares At End of Period

Series AA	$2.60	7,680	(1,292)	6,388	814,000	(476,000)	2,119,000	2,457,000
Series AA-2	$2.60	1,500	(1,500)	-	144,000	(288,000)	144,000	-
Series AA-3	$2.60	1,025	-	1,025	108,000	-	286,000	394,000
Series AA-4	$2.60	1,026	(5)	1,021	111,000	(2,000)	284,000	393,000
Series AA-5	$2.60	550	-	550	52,000	-	160,000	212,000
Total as of September 30, 2023		11,781	(2,797)	8,984	1,229,000	(766,000)	2,993,000	3,456,000

(1)

The Conversion price for Series AA Preferred stock outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred stock, was adjusted to $0.13 as a result of the Down Round Feature described below. The original conversion prices for the Series AA Preferred, as of the respective issuance dates, were as follows: Series AA - $9.43; Series AA-2 - $10.43; Series AA-3 - $9.50; Series AA-4 - $9.28; Series AA-5 - $10.60.

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

Pursuant to the Series AA Certificate of Designations: (i) for as long as Series AA Preferred remains outstanding and subject to certain carveouts as described in the Series AA Certificates of Designations, if the Company conducts an offering at a price per share less than the then current conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, and undertaken in an arms-length third party transaction, then in such event the conversion price of the Series AA Preferred shall be adjusted to the greater of: (a) the Future Offering Price and (b) the Conversion Price Floor (“Down Round Feature”); and (ii) if as of the 24-month anniversary date of April 19, 2023, the VWAP (as defined in the Series AA Certificates of Designation) for the five trading days immediately prior to such 24-month anniversary date is below the then current conversion price, the holder will receive a corresponding adjustment to the then conversion price, such adjustment not to exceed the Conversion Price Floor.

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

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

November 22, 2022	Series A	$12.40	5,359	$5,359,000	$752,000	$4,607,000	432,000	62,000
November 28, 2022	Series A-2	$13.29	1,297	1,297,000	169,000	1,128,000	98,000	14,000
November 30, 2022	Series A-3	$13.41	1,733	1,733,000	225,000	1,508,000	129,000	18,000
December 22, 2022	Series A-4	$7.60	1,934	1,934,000	251,000	1,683,000	254,000	36,000
January 31, 2023	Series A-5	$11.09	2,299	2,299,000	299,000	2,000,000	207,000	30,000
Total – as of September 30, 2023			12,622	$12,622,000	$1,696,000	$10,926,000	1,120,000	160,000

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series A Preferred Stock offering

Use of net proceeds from the Series A Offerings for the periods presented include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 5, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company was required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the three and nine months ended September 30, 2023, $0 and $719,000 of the net proceeds from the Series A Offerings were utilized in connection with the redemption of the Notes and related accrued interest, respectively.

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

During the applicable periods presented, conversions of Series A Preferred stock into shares of the Company’s common stock were comprised of the following:

		Preferred Shares			Conversion Shares
		Series Preferred A			Series Preferred A
Series Designation	Conversion Price	Issued	Converted	Outstanding	Original Conversion Shares	Conversions During the Period	Conversion Shares At End of Period

Series A	$0.6200	5,359	(3,126)	2,233	432,000	(252,000)	180,000
Series A-2	$0.6646	1,297	(375)	922	98,000	(28,000)	70,000
Series A-3	$0.6704	1,733	(1,130)	603	129,000	(84,000)	45,000
Series A-4	$0.3801	1,934	(878)	1,056	254,000	(115,000)	139,000
Series A-5	$0.5546	2,299	(220)	2,079	207,000	(20,000)	187,000
		12,622	(5,729)	6,893	1,120,000	(499,000)	621,000

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

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,764,000	$-	$-	$-
Initial fair value of warrant liability – grant date	-	-	2,804,000	-
Change in fair value	(1,512,000)	-	(2,552,000)	-
Fair value of warrant liability at September 30, 2023	$252,000	$-	$252,000	$-

The fair value of the Placement Agent Warrants was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates presented:

	May 26,			September 30,
	2023			2023
Expected Volatility		95%			95%
Risk–free interest rate		3.88%			4.60%
Dividend yield		-%			-%
Expected life of options (in years)	5.0	-	5.19	4.67	-	4.85

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Enterprise, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Super League Enterprise, Inc. is a leading strategically-integrated publisher and creator of games and experiences across the world’s largest immersive digital platforms. From metaverse gaming powerhouses such as Roblox, Minecraft and Fortnite, to the most popular Web3 environments such as Sandbox and Decentraland, to bespoke worlds built using the most advanced 3D creation tools, Super League’s innovative solutions provide incomparable access to massive audiences who gather in immersive digital spaces to socialize, play, explore, collaborate, shop, learn and create. As a true end-to-end activation partner for dozens of global brands, Super League offers a complete range of development, distribution, monetization and optimization capabilities designed to engage users through dynamic, energized programs. As an originator of new experiences fueled by a network of top developers, a comprehensive set of proprietary creator tools and a future-forward team of creative professionals, Super League accelerates IP and audience success within the fastest growing sector of the media industry.

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

Reverse Stock Split and Name Change

On September 7, 2023, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as Amended (the “Charter”), which became effective September 11, 2023, to change the name of the Company from Super League Gaming, Inc. to Super League Enterprise, Inc. (the “Name Change”) and to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Split”). The Name Change and the Reverse Split were approved by the Company’s Board of Directors (the “Board”) on July 5, 2023, and approved by the stockholders of the Company on September 7, 2023. Refer to Note 6 to the condensed consolidated financial statements elsewhere herein for additional information regarding the Reverse Split.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

In connection with the Name Change, the Company also changed its Nasdaq ticker symbol to “SLE” from “SLGG.”

Executive Summary

Revenue for the three and nine months ended September 30, 2023 totaled $7.2 million and $15.6 million, reflecting increases of 60% and 24%, respectively, compared to the comparable prior year periods. Excluding product design and software development kit related revenue totaling $919,000 recognized during the nine months ended September 30, 2022, total revenue for the nine months ended September 30, 2023 increased $3.9 million, or 34% compared to the comparable prior year period. Cost of revenue for the three and nine months ended September 30, 2023 was $4.7 million and $9.5 million, respectively, compared to $2.7 million and $7.1 million, respectively, in the comparable prior year periods, driven primarily by the significant increase in quarterly revenues. As a percent of revenue, gross profit for the three and nine months ended September 30, 2023 was 35% and 39%, respectively, compared to 40% and 44%, respectively, for the prior year comparable periods, driven by partial delivery during the three and nine months ended September 30, 2023 under a significant custom integration and platform media revenue contract with a customer that had a higher average direct cost profile, compared to the other programs that generated revenues during the comparable prior year quarter, and for the year to date periods presented, by lower cost product design and software development kit related revenue recognized during the nine months ended September 30, 2022.

Total operating expense for the three and nine months ended September 30, 2023 decreased to $7.0 million and $26.0 million, compared to $53.9 million and $74.3 million, respectively, in the comparable prior year periods. Operating expense for the three and nine months ended September 30, 2022 included a noncash goodwill impairment charge of $42.0 million. Excluding the noncash goodwill impairment charge, the decrease in total operating expense reflects decreases in cloud services and other technology platform costs and decreases in personnel, marketing and other corporate costs, resulting from ongoing cost reduction and optimization activities. Excluding noncash stock compensation expense, amortization expense, intangible asset impairment charges and mark to market related fair value adjustments, operating expense for the three and nine months ended September 30, 2023 was $6.0 million and $18.2 million, respectively, reflecting a 33% and 26% reduction in operating expense, respectively, compared to the comparable prior year periods.

Net loss for the three months ended September 30, 2023, which includes the impact of significant mark to market related credits for the 2023 periods presented, as described below, and noncash stock compensation, amortization and intangible asset impairment charges, as summarized below, was $3.0 million or $(1.01) per share, compared to a net loss of $52.6 million, or $(28.14) per share, in the comparable prior year period. Net loss for the nine months ended September 30, 2023 was $17.1 million or $(7.44) per share, compared to a net loss of $69.2 million, or $(37.37) per share, in the comparable prior year period.

During the third quarter of 2023, we continued to deliver top line revenue growth, including a 42% increase in sequential quarterly revenues and a 60% increase in revenues compared to the prior year quarter. During the quarter we continued to demonstrate the effectiveness of our overall strategy, providing us with increasing opportunities to take a greater share of advertisers’ wallet, as demonstrated by larger deal sizes and continued high repeat customer percentages, and our focus on cost reductions and optimization has positively impacted operating leverage. In addition, we continued to focus on our direct sales force and continued to see increases in sales force effectiveness, as demonstrated by larger total revenue wins for our direct sellers.

During the third quarter of 2023, we continued to work with signature clients including Kraft Heinz, Hamilton and Yas Island where we are delivering immersive experiences that are not just short-term campaigns, but persistent virtual worlds that we believe will continue to change the magnitude and the distribution of our future revenues, more in-line with a recurring revenue model, more forecastable in nature and less like a traditional advertising model. We are a leading scalable, vertically integrated publishing machine across some of today’s largest digital social platforms and a metaverse innovation engine for the future of the immersive web.

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

Acquisition of Melon, Inc.

On May 4, 2023 (the “Melon Closing Date”), we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Acquisition”). The consummation of the Acquisition (the “Closing”) occurred simultaneously with the execution of the Purchase Agreement. Melon is a development studio building innovative virtual worlds in partnership with powerful consumer brands across music, film, TV, sports, fashion and youth culture. With this acquisition, Super League further strengthens its position as a one-stop solutions provider and strategic operating partner for marquee brands and businesses seeking to expand and activate communities throughout the gaming metaverse.

At the Closing, the Company paid an aggregate total of $900,000 to Melon (the “Closing Consideration”), of which $150,000 was paid in the form of the forgiveness of certain working capital advances paid to Melon in the equivalent amount, and the remaining $750,000 was paid in the form of shares of the Company’s common stock (with a closing date fair value of $722,000), valued at $9.64 (the “Closing Share Price”), the volume weighted average price (“VWAP”) of the Company’s common stock for the five trading days immediately preceding the Melon Closing Date, as quoted on the Nasdaq Capital Market. Refer to the table at Note 4 for calculation of the fair value of consideration paid.

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

Additionally, pursuant to the Purchase Agreement, the Company entered into employment agreements with two former key Melon employees (“Key Melon Employees”), pursuant to which the Key Melon Employees were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 103,780 shares of its common stock as described at Note 7 to the condensed consolidated financial statements contained elsewhere herein.

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

Increase in Authorized Common Stock

On May 30, 2023, the Company filed a Certificate of Amendment to its Charter (the “May Amendment”), increasing the number of authorized shares of common stock from 100,000,000 to 400,000,000. The Company’s Board previously approved the May Amendment on March 17, 2023, and the Company obtained the approval of the May Amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

Equity Financing

On August 21, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), relating to the Company’s public offering (the “Common Stock Offering”) of 778,653 shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase 67,500 shares of the Company’s common stock, in lieu of the Company’s common stock (the “Pre-Funded Warrants”, and collectively with the Shares, the “Firm Securities”) to certain investors. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“Option”) to purchase an additional 126,923 shares of the Company’s common stock and/or Pre-Funded Warrants (the “Option Securities”, and together with the Firm Securities, the “Securities”). On September 12, 2023, the Underwriter partially exercised its Option and purchased an additional 32,616 shares of common stock at a price of $2.60 per share. The issuance by the Company of the Option Securities resulted in total gross proceeds of approximately $84,800, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company.

On August 23, 2023, the Company issued the Firm Securities and closed the Offering at a public price of $2.60 per share, and $2.58 per share underlying each Pre-Funded Warrant, for net proceeds to the Company of approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Firm Securities were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-259347) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a prospectus supplement, dated August 23, 2023, relating to the Securities (together with the accompanying base prospectus, dated September 7, 2021, the “Prospectus Supplement”), filed with the SEC pursuant to Rule 424(b) of the Securities Act on August 23, 2023.

Compliance with NASDAQ Listing Rule 5550(a)(2)

On September 25, 2023, we received a written notice from The Nasdaq Stock Market (“Nasdaq”) informing Super League that it has regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market.

Previously, On October 4, 2022, we received a letter (the “Letter”) from the Listing Qualifications Staff of Nasdaq, indicating that, based upon the closing bid price of our common stock for 30 consecutive business days, the Company was not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in the Rule, and on April 4, 2023, we received an extension notice letter (the “Extension Notice”) from Nasdaq notifying the Company that Nasdaq has granted the Company a 180-day extension until October 2, 2023 (the “Extension Period”), to regain compliance with the Rule.

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

Consolidated Results of Operations

The following table sets forth a summary of our results of operations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
REVENUE	$7,195	$4,508	$2,687	60%	$15,569	$12,555	$3,014	24%
COST OF REVENUE	(4,655)	(2,719)	1,936	71%	(9,512)	(7,086)	2,426	34%
GROSS PROFIT	2,540	1,789	751	42%	6,057	5,469	588	11%
OPERATING EXPENSE
Selling, marketing and advertising	3,161	2,958	203	7%	8,767	8,693	74	1%
Engineering, technology and development	2,066	3,827	(1,761)	(46)%	7,268	12,607	(5,339)	(42)%
General and administrative	2,271	3,249	(978)	(30)%	7,094	9,118	(2,024)	(22)%
Contingent consideration	(462)	1,836	(2,298)	(125)%	546	1,836	(1,290)	(70)%
Loss on intangible asset disposal	-	-	-	-%	2,284	-	2,284	100%
Impairment of goodwill	-	42,000	(42,000)	(100)%	-	42,000	(42,000)	(100)%
Total operating expense	7,036	53,870	(46,834)	(87)%	25,959	74,254	(48,295)	(65)%
NET LOSS FROM OPERATIONS	(4,496)	(52,081)	(47,585)	(91)%	(19,902)	(68,785)	(48,883)	(71)%
OTHER INCOME (EXPENSE), NET	1,512	(521)	(2,033)	(390)%	2,533	(499)	(3,032)	(608)%
Loss before benefit from income taxes	(2,984)	(52,602)	(49,618)	(94)%	(17,369)	(69,284)	(51,915)	(75)%
Benefit from income taxes	-	-	-	-%	313	46	267	580%
NET LOSS	$(2,984)	$(52,602)	$(49,618)	(94)%	$(17,056)	$(69,238)	$(52,182)	(75)%

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Revenue (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Media and advertising	$2,886	$2,321	$565	24%	$6,904	$7,162	$(258)	(4)%
Publishing and content studio	3,960	1,768	2,192	124%	7,547	3,994	3,553	89%
Direct to consumer	349	419	(70)	(17)%	1,118	1,399	(281)	(20)%
	$7,195	$4,508	$2,687	60%	$15,569	$12,555	$3,014	24%

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
Number of customers > 10% of revenue / percent of revenue	Two	/	36%	Two	/	26%	-	/	-%	One	/	12%
By revenue category:
Media and advertising	One	/	17%	Two	/	26%	-	/	-%	One	/	12%
Publishing and content studio	One	/	19%	-	/	-%	-	/	-%	-	/	-%

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

●	Total revenue increased $2.7 million or 60% to $7.2 million, compared to $4.5 million in the comparable prior year quarter.

●

Media and advertising revenue increased 24%, to $2.9 million, compared to $2.3 million in the comparable prior year quarter, driven primarily by a net 46% increase in Roblox immersive advertising media product sales revenues, including portals and 3D pop up characters and a net 5% increase in influencer marketing related revenues.

●

Publishing and content studio revenue increased $2.2 million, or 124%, driven primarily by a $2.3 million, or 184% increase in custom game development and immersive experience related revenues, including revenues for immersive experiences for Kraft Lunchables, Hamiliton, Arm & Hammer and Universal Pictures, “Trolls Band Together.”

●

Direct to consumer revenue decreased $70,000, or 17%, compared to the comparable prior year quarter, driven primarily by a 25% decrease in “in-game” platform sales of digital goods within our Mineville, official Microsoft Minecraft partner gaming server digital property, partially offset by a 12% increase in revenues for our Minehut digital property, which provides Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

●

Total revenue increased $3.0 million or 24% to $15.6 million, compared to $12.6 million in the comparable prior year period. Revenue for the nine months ended September 30, 2022 included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer. Excluding product design and software development kit related revenue recognized during the nine months ended September 30, 2022, total revenue for the nine months ended September 30, 2023 increased $3.9 million, or 34% compared to the comparable prior year period.

●	Media and advertising revenue was relatively flat, decreasing $258,000, or 4%, to $6.9 million, compared to $7.2 million in the comparable prior year quarter.

●

Publishing and content studio revenue, excluding product design and software development kit related revenue recognized during the nine months ended September 30, 2022, increased $4.5 million, or 145%, driven primarily by a 271% increase in custom game development and immersive experience related revenues, including revenues for immersive experiences for Kraft Lunchables, Lego, Dave & Busters, Proctor & Gamble, Yas Island, Hamiliton, Arm & Hammer and Universal Pictures, “Trolls Band Together.” Publishing and content studio sales revenue for the nine months ended September 30, 2022 included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer.

●

Direct to consumer revenue decreased $281,000, or 20%, compared to the comparable prior year quarter, driven primarily by a 23% decrease in “in-game” platform sales of digital goods within our Mineville, official Microsoft Minecraft partner gaming server digital property, partially offset by a 14% increase in revenues for our Minehut digital property, which provides Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community.

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

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

●

Cost of revenue increased $1.9 million, or 71%, compared to the 60% increase in related revenues for the quarterly periods presented. The greater than proportionate change in cost of revenue was driven by partial delivery during the quarter under a significant custom integration and platform media revenue contract with a customer that had a higher average direct cost profile in the current quarter compared to the programs generating revenues during the comparable prior year quarter.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

●

Cost of revenue increased $2.4 million, or 34%, compared to the 24% increase in related revenues for the year to date periods presented. The greater than proportionate change in cost of revenue was driven by partial delivery during the period under a significant custom integration and platform media revenue contract with a customer that had a higher average direct cost profile compared to the programs that generated revenues during the comparable prior year period.

Operating Expense

Refer to the table summarizing our results of operations for the three and nine months ended September 30, 2023 and 2022 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales, marketing and advertising	$231	$295	$(64)	(22)%	$631	$776	$(145)	(19)%
Engineering, technology and development	14	115	(101)	(88)%	205	377	(172)	(46)%
General and administrative	398	776	(378)	(49)%	1,339	2,131	(792)	(37)%
Total noncash stock compensation expense	$643	$1,186	$(543)	(46)%	$2,175	$3,284	$(1,109)	(34)%

Modifications to Equity-Based Awards

On January 1, 2022, the Company issued 67,500 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”), which vest in five equal increments of 13,500 PSUs, based on satisfaction of market based vesting conditions as describe at Note 2 to the condensed consolidated financial statements elsewhere herein. Noncash stock compensation expense related to the PSUs, which is recognized on an accelerated basis over the derived term, totaled $0 and $298,000 for the three and nine months ended September 30, 2023, respectively. Noncash stock compensation expense related to the PSUs totaled $570,000 and $1,691,000 for the three and nine months ended September 30, 2022, respectively.

On April 30, 2023, the Board approved the cancellation of the 67,500 PSUs previously granted to certain executives under the 2014 Plan (as described above). In exchange for the cancelled PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“PSU Modification”). Total incremental compensation cost related to the PSU Modification totaled $540,000 which will be recognized over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the PSUs immediately before and after the modification. Noncash stock compensation expense related to the modified PSUs, which is recognized on an accelerated basis over the derived term, totaled $131,000 and $220,000 for the three and nine months ended September 30, 2023, respectively.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees under the 2014 Plan, with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80 (“Executive Grant Modification”). In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”). The exercise of the options under these awards was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting. Total incremental compensation cost related to the Executive Grant Modifications totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which will be recognized prospectively over the remaining service period of 3 years.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which will be recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Employee Grant Modifications totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which will be recognized prospectively over the remaining service period of 4 years.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales, marketing and advertising	$534	$526	$8	2%	$1,591	$1,578	$13	1%
Engineering, technology and development	492	584	(92)	(16)%	1,656	1,731	(75)	(4)%
General and administrative	202	611	(409)	(67)%	584	1,014	(430)	(42)%
Intangible asset disposal	-	-	-	-%	2,284	-	2,284	100%
Total amortization expense	$1,228	$1,721	$(493)	(29)%	$6,115	$4,323	$1,792	41%

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000, which is included in “Loss on intangible asset disposal” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2023.

Selling, Marketing and Advertising

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

●

Selling, marketing and advertising expense increased $203,000 or 7% driven primarily by a net increase in sales and account management personnel costs and an increase in sales commissions consistent with the increase in revenues for the quarterly periods presented.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

●	Selling, marketing and advertising expense was relatively flat for the periods presented.

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

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

●

Engineering, technology and development costs decreased $1.8 million, or 46% driven primarily by a decrease in cloud services and other technology platform costs totaling $840,000, or 67%, and a decrease in product and engineering personnel costs totaling $686,000, or 39%, reflecting the impact of ongoing cost reduction and optimization activities.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

●

Engineering, technology and development costs decreased $5.3 million, or 42% driven primarily by a decrease in cloud services and other technology platform costs totaling $2.9 million, or 60%, and a decrease in product and engineering personnel costs totaling $1.9 million, or 37%, reflecting the impact of ongoing cost reduction and optimization activities.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Personnel costs	$542	$738	$(196)	(27)%	$1,729	$2,042	$(313)	(15)%
Office and facilities	48	63	(15)	(24)%	153	193	(40)	(21)%
Professional fees	183	207	(24)	(12)%	660	952	(292)	(31)%
Stock-based compensation	398	776	(378)	(49)%	1,339	2,132	(793)	(37)%
Depreciation and amortization	224	639	(415)	(65)%	651	1,096	(445)	(41)%
Other	876	826	50	6%	2,562	2,703	(141)	(5)%
Total general and administrative expense	$2,271	$3,249	$(978)	(30)%	$7,094	$9,118	$(2,024)	(22)%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

●	Personnel costs decreased due to headcount reductions in various corporate, general and administrative functions in connection with ongoing cost reduction and optimization activities.

●

Noncash stock compensation expense included in general and administrative expense decreased $378,000, or 49% primarily due to a reduction in amortization of noncash stock compensation expense in connection with performance-based stock units originally granted on January 1, 2022, and modified in connection with the PSU Modification described above, which vest based on the achievement of certain Company stock price targets, as described at Note 2 to the condensed consolidated financial statements elsewhere herein. The decrease primarily reflects the impact of the reduction in the grant date fair market value of the underlying Company common stock, as compared to the original grant date fair market value, which is used as an input to the Monte Carlo simulation model utilized to determine the estimated fair value of the equity-based awards on the modification date.

●

Depreciation and amortization expense decreased due primarily to certain products and offerings acquired in connection with the Mobcrush Acquisition being rebranded during the three months ended September 30, 2022. As a result, the Company recorded a write down of trademark related intangible assets acquired in connection with the Mobcrush Acquisition totaling $423,000 during the three months ended September 30, 2022.

For the Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

●	Personnel costs decreased due to headcount reductions in various corporate, general and administrative functions in connection with ongoing cost reduction and optimization activities.

●

Noncash stock compensation expense included in general and administrative expense decreased $793,000, or 37% primarily due to a reduction in amortization of noncash stock compensation expense in connection with performance-based stock units granted on January 1, 2022, which vest based on the achievement of certain Company stock price targets, as described at Note 2 to the condensed consolidated financial statements elsewhere herein, and are amortized on an accelerated basis in the earlier periods due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award. The decrease also reflects the impact of the PSU Modification, as described above, and the related reduction in the grant date fair market value of the underlying Company common stock, as compared to the original grant date fair market value, which is used as an input to the Monte Carlo simulation model utilized to determine the estimated fair value of the equity-based award on the modification date.

●

Professional fees costs decreased $292,000 or 31%, primarily due to legal and audit related professional fees incurred in the prior year period in connection with our June 2022 convertible debt financing which were expensed as incurred, a decrease in external legal fees due to the transitioning of the Company’s corporate legal services function from third-party consultant to inhouse, and a reduction in complex transaction related audit fees.

●

Depreciation and amortization expense decreased due primarily to certain products and offerings acquired in connection with the Mobcrush Acquisition being rebranded during the three months ended September 30, 2022. As a result, the Company recorded a write down of trademark related intangible assets acquired in connection with the Mobcrush Acquisition totaling $423,000 during the three months ended September 30, 2022.

Contingent Consideration

Super Biz Acquisition

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

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023		2022
Beginning balance	$709,000		$-	$3,206,000		$-
Change in fair value(3)	(63,000)		-	141,000		-
Current period accrued contingent consideration	351,000		-	1,073,000		-
Contingent consideration payments(2)	-		-	(3,423,000)		-
Accrued contingent consideration	$997,000	(1)	$-	$997,000	(1)	$-

(1)	Includes 16,636 shares of common stock valued at $1.74, the closing price of our common stock as of the applicable date.
(2)

In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 49,399 shares of our common stock valued at $548,000.

(3)	Reflected in the condensed consolidated statement of operations for the applicable period

Melon Acquisition

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

Contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The estimated fair value of the Melon Contingent Consideration was $682,000 at September 30, 2023. The fair value of the Melon Contingent Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk free interest rates ranging from 4.04 % to 5.35%, volatility rates ranging from 70% to 85%, and discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the accompanying statement of operations for the applicable periods present was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,432,000	$-	$1,350,000	$-
Change in fair value	(750,000)	-	(668,000)	-
Accrued contingent consideration	$682,000	$-	$682,000	$-

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

The change in warrant liability and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,764,000	$-	$-	$-
Initial fair value of warrant liability – grant date	-	-	2,804,000	-
Change in fair value(1)	(1,512,000)	-	(2,552,000)	-
Fair value of warrant liability at September 30, 2023	$252,000	$-	$252,000	$-

(1)	Reflected in the condensed consolidated statement of operations for the applicable period.

Benefit from Income Taxes

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers, as described at Note 3. The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy carried over, with no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting included the establishment of a net deferred tax liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, a difference between the book and tax bases of the assets arises. ASC 740 required the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As a result of the disposal of the Bannerfy intangible assets, the Company fully amortized the related remaining net deferred tax liability, resulting in a $313,000 tax benefit reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $1.1 million and $2.5 million at September 30, 2023 and December 31, 2022, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses, including significant noncash charges, as reflected in the summary consolidated results of operation above, and had an accumulated deficit of $227.8 million as of September 30, 2023. For the nine months ended September 30, 2023 and 2022, net cash used in operating activities totaled $14.1 million and $16.0 million, respectively.

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

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(14,090)	$(16,036)
Net cash used in investing activities	(658)	(1,514)
Net cash provided by financing activities	13,406	4,160
Increase/(Decrease) in cash	(1,342)	(13,390)
Cash and cash equivalents, at beginning of period	2,482	14,533
Cash and cash equivalents, at end of period	$1,140	$1,143

Cash Flows from Operating Activities.

Net cash used in operating activities during the nine months ended September 30, 2023, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $2,175,000, depreciation and amortization charges of $3,929,000, disposal of intangible asset charges of $2,284,000, net changes in fair value of certain liabilities of ($3,079,000) and net changes in working capital of ($2,383,000). Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course and the payment of the cash portion of the Super Biz Contingent Consideration, as described above.

Net cash used in operating activities during the nine months ended September 30, 2022, primarily reflected our net GAAP loss for the nine months ended September 30, 2022, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included $42,000,000 of goodwill impairment charges, $3,284,000 of noncash stock compensation charges and depreciation and amortization of $4,478,000 and net changes in working capital of $3,035,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid in connection with Melon Acquisition, net	$(150)	$-
Purchase of property and equipment	(8)	(149)
Purchase of third-party game properties	-	(500)
Capitalization of software development costs	(483)	(766)
Other intangible assets	(17)	(99)
Net cash used in investing activities	$(658)	$(1,514)

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Proceeds from issuance of preferred stock, net of issuance costs	$12,060	$-
Proceeds from convertible notes, net of issuance costs	-	4,000
Payments on convertible notes	(539)	(160)
Proceeds from issuance of common stock, net of issuance costs	1,885	320
Net cash provided by financing activities	$13,406	$4,160

Equity Financing

On August 21, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), relating to the Company’s public offering (the “Common Stock Offering”) of 778,653 shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase 67,500 shares of the Company’s common stock, in lieu of the Company’s common stock (the “Pre-Funded Warrants”, and collectively with the Shares, the “Firm Securities”) to certain investors. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“Option”) to purchase an additional 126,923 shares of the Company’s common stock and/or Pre-Funded Warrants (the “Option Securities”, and together with the Firm Securities, the “Securities”). On September 12, 2023, the Underwriter partially exercised its Option and purchased an additional 32,616 shares of common stock at a price of $2.60 per share. The issuance by the Company of the Option Securities resulted in total gross proceeds of approximately $84,800, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company.

On August 23, 2023, the Company issued the Firm Securities and closed the Offering at a public price of $2.60 per share, and $2.58 per share underlying each Pre-Funded Warrant, for net proceeds to the Company of approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Each Pre-Funded Warrant had an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant was subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. Under the Pre-Funded Warrants, a holder would not be entitled to exercise any portion of any Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of Pre-Funded Warrants would be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Pre-Funded Warrants immediately prior to the fundamental transaction. The Pre-Funded Warrants were fully exercised as of August 29, 2023.

The Firm Securities were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-259347) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a prospectus supplement, dated August 23, 2023, relating to the Securities (together with the accompanying base prospectus, dated September 7, 2021, the “Prospectus Supplement”), filed with the SEC pursuant to Rule 424(b) of the Securities Act on August 23, 2023.

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

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds

November 22, 2022	Series A	$12.40	5,359	$5,359,000	$752,000	$4,607,000
November 28, 2022	Series A-2	$13.29	1,297	1,297,000	169,000	1,128,000
November 30, 2022	Series A-3	$13.41	1,733	1,733,000	225,000	1,508,000
December 22, 2022	Series A-4	$7.60	1,934	1,934,000	251,000	1,683,000
January 31, 2023	Series A-5	$11.09	2,299	2,299,000	299,000	2,000,000
Total – as of September 30, 2023			12,622	$12,622,000	$1,696,000	$10,926,000

Use of net proceeds from the Series A Offering include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. Refer to Note 6 to the condensed consolidated financial statements for additional information.

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

Date	Series Design- ation	Conversion Price – At Issuance(1)	Shares	Gross Proceeds	Fees	Net Proceeds

April 19, 2023	Series AA	$9.43	7,680	$7,680,000	$966,000	$6,714,000
April 20, 2023	Series AA-2	$10.43	1,500	1,500,000	130,000	1,370,000
April 28, 2023	Series AA-3	$9.50	1,025	1,025,000	133,000	892,000
May 5, 2023	Series AA-4	$9.28	1,026	1,026,000	133,000	893,000
May 26, 2023	Series AA-5	$10.60	550	550,000	72,000	479,000
Total			11,781	$11,781,000	$1,434,000	$10,348,000

(1)

The Conversion price for Series AA Preferred stock outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred stock, was adjusted to $2.60 as a result of the Down Round Feature described at Note 6 to the condensed consolidated financial statements elsewhere herein. Refer to Note 6 to the condensed consolidated financial statements for additional information.

Use of net proceeds from the Series AA Offerings include working capital and general corporate purposes, including sales and marketing activities and product development. Refer to Note 6 to the condensed consolidated financial statements for additional information.

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

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of September 30, 2023, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of September 30, 2023 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021.

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

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, as amended. In addition, refer to Note 2 to the condensed consolidated financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

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

The results of the Company following the Acquisition will depend in part upon the Company’s ability to integrate Melon’s business with the Company’s business in an efficient and effective manner. The Company’s attempt to integrate Melon’s assets into the Company, two companies that have previously operated independently, may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the Company. In addition, the Company may adjust the way in which Melon or the Company has conducted its operations and utilized its assets, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments after the Acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of Company’s or Melon’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the business of the Company. Any inability of management to integrate the operations of the Company and Melon successfully could have a material adverse effect on the business and financial condition of the combined company.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended September 30, 2023 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

1.1	Underwriting Agreement, dated August 21, 2023, between Super League Gaming, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K, filed on August 24, 2023.

3.6	Certificate of Amendment to Super League Gaming, Inc.’s Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 8, 2023

4.1	Form of Pre-Funded Warrant	Exhibit 4.1 to the Current Report on Form 8-K, filed on August 24, 2023

4.2	Warrant Agency Agreement, dated August 23, 2023, between Super League Gaming, Inc and Direct Transfer, LLC	Exhibit 4.2 to the Current Report on Form 8-K, filed on August 24, 2023

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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

SUPER LEAGUE ENTERPRISE, INC.

By	/s/ Ann Hand
Ann Hand Chief Executive Officer (Principal Executive Officer)

	By	/s/ Clayton Haynes
Clayton Haynes Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 14, 2023