Form 10-K
period 2023-12-31
Super League Enterprise, Inc.
filed 2024-04-15
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-38819

SUPER LEAGUE ENTERPRISE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1990734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2912 Colorado Ave., Suite #203

Santa Monica, California 90404

(Address of principal executive offices)

Company: (213) 421-1920; Investor Relations: (203) 741-8811

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's second fiscal quarter was approximately $14,237,000.

As of March 28, 2024, there were 5,982,912 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Super League Enterprise, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 29, 2024.

References in this Annual Report on Form 10-K to “Super League Enterprise, Inc.,” “Super League,” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission. All references to “Note,” followed by a number reference from one to twelve herein, refer to the applicable corresponding numbered footnotes to the consolidated financial statements contained elsewhere herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections of this Report entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	overall strength and stability of general economic conditions and of the electronic video game industry in the United States and globally;

●	changes in consumer demand for, and acceptance of, our services and the games that we license for our tournaments and other experiences, as well as online gaming in general;

●	changes in the competitive environment, including adoption of technologies, services and products that compete with our own;

●	our ability to generate consistent revenue;

●	our ability to effectively execute our business plan;

●	changes in the price of streaming services, licensing fees, and network infrastructure, hosting and maintenance;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;

●	our ability to effectively market our services;

●	costs and risks associated with litigation;

●	our ability to obtain and protect our existing intellectual property protections, including patents, trademarks and copyrights;

●	our ability to obtain and enter into new licensing agreements with game publishers and owners;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

You should read this Report, any documents referenced herein, and those documents filed as exhibits to this Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect.

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

PART I

Item 1. Business

Overview

Super League Enterprise, Inc. (Nasdaq: SLE) (“Super League,” the “Company,” “we,” “us” or “our”) is a leading creator and publisher of content experiences and media solutions across the world’s largest immersive platforms. From open gaming powerhouses such as Roblox, Minecraft and Fortnite Creative, to bespoke worlds built using the most advanced 3D creation tools, Super League’s innovative solutions provide incomparable access to massive audiences who gather in immersive digital spaces to socialize, play, explore, collaborate, shop, learn and create. As a true end-to-end activation partner for dozens of global brands, Super League offers a complete range of development, distribution, monetization and optimization capabilities designed to engage users through dynamic, energized programs. As an originator of new experiences fueled by a network of top developers, a comprehensive set of proprietary creator tools and a future-forward team of creative professionals, Super League accelerates intellectual property (“IP”) and audience success within the fastest growing sector of the media industry.

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

While our roots are in open gaming platforms where interactive worlds were first spawned, we believe our success is in the creation, growth, and monetization of digital experiences across the wider immersive web landscape. Super League’s vision is to build the most comprehensive immersive web publishing and products engine to deliver the future of digital advertising and brand and IP monetization through the newer immersive, 3D engagement marketing channels.

Built on a powerful foundation of unmatched capabilities and software platforms that have driven consistent success for innovative brand experiences, creator growth and monetization, and significant consumer engagement, our scalable, vertically-integrated solution offers:

●	Successful owned and third-party publishing worlds, experiences and destinations;
●	Innovative product and marketing solutions for brands and developers; and
●	Valued tools and analytics for brands and developers.

Our Business

As an early-mover creating engaging experiences inside of metaverse, or “open world,” game platforms since 2015, Super League has converted our deep understanding of young gamers into significant audience reach in virtual world gaming platforms. We believe we have successfully iterated our business model through these market insights, and our organic and inorganic growth to establish scale and ultimately drive our monetization strategies. Our strong and growing product-market fit currently reaches over 130 million monthly unique players in Roblox, Minecraft and Fortnite and generates over one billion monthly impressions. Our software supports the creation and operation of our owned and third-party metaverse gaming worlds and experiences, along with creator tools and analytics underpinned by a creator economy. These capabilities and tools enable Super League to build immersive experiences and custom worlds, as well as, extend audience reach with our innovative in-game ad and consumer products, allowing our content creator partners to participate in our advertising economy. Our analytics suite provides Super League, brands and advertisers, and game developers data that informs campaign measurement and insights, along with enhanced game design. Beyond our primary advertising revenue stream, we have the opportunity to extend further downstream in the metaverse gaming worlds we operate, and generate in-game direct to consumer revenues. In addition, our platform, and our capability to produce compelling gaming-centric video and livestream broadcasts drives viewership to our experiences and our brand partner’s digital channels for further amplification.

Specifically, Super League’s digital experience and media products provide a wide range of solutions for brands and advertisers. From branded in-game experiences, through to custom content and media, Super League can provide end-to-end solutions for brands to acquire customers, deepen brand affinity and deliver digital to physical conversion to drive meaningful brand business performance. As Super League has scaled in both metaverse player and viewing audience reach, we have experienced growth in both the average revenue size of branded programs, along with a strong percentage of repeat buyers, while upholding our premium cost per impressions (“CPM”) rates, further validating a new premium social marketing channel for advertisers to reach elusive Generation Z and Alpha gamers. Additionally, our capability and proprietary technology is now being applied to new virtual world platforms beyond our core offering with the vision of being an enterprise solution for brands to have a persistent, omni-channel across immersive world platforms driving back to a brand’s web experience that speaks this new language of 3D engagement. A move to more persistent branded programs shifts the Company’s business model from being one of temporal, campaign-centric, engagements to streams that are more annual, recurring, and forecastable in nature, smoothing out some of the current traditional advertising model seasonality.

Digital Properties and Offerings

Our gaming content and media network is underpinned by our proprietary tech and applied to much of our owned and operated consumer properties as well. Our consumer facing digital properties include:

Mineville: Through a relationship with Microsoft, the owner of Minecraft, we operate a Minecraft server world for more casual players enjoying the game on consoles and tablets. One of seven partner servers with Microsoft that, while “free to play,” monetize the players through in-game micro transactions, such as gameplay passes and durable goods which run through the Microsoft marketplace.

Minehut: Attracting younger gamers and creators, Minehut is an “always on” social and gaming portal and one of the largest server farms for advanced, avid Minecraft players in the world. Within Minehut is a vibrant community in which players create their own Minecraft worlds to share, socialize and play with friends in addition to Super League operated communal game lobbies for enhanced gaming and social experiences that serve as a portal for branded experiences and advertising. On February 29, 2024, the Company sold substantially all of the assets related to its Minehut operations to GamerSafer, Inc., and has thereafter ceased all Minehut operations. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with our cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners.

In-Game Digital Goods:  While nascent in development, the company has the capability to develop 1st party and 3rd party branded digital consumer goods inside virtual world platforms currently being piloted in their owned and operated game worlds, as well as with a small set of brand partners.

Our brand partner and creator facing digital properties include:

Super League Game Studio:  One of the preeminent game creation resources in virtual world game platforms, our Super Games publishing capability provides bespoke game development and custom game experiences within our owned and affiliate game worlds and is a power source connecting our developer network to our brand partners.

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

Super View: Super Studios is our fully virtual production studio providing state-of-the-art, scalable solutions for video, television, and branded content, powered by our patented Super View technology, offering a browser-based, fully remote control room solution. Whether for the creation and broadcast of premium content, or monitoring productions from remote locations, Super Studios and Super View are an innovative, affordable solution to deliver compelling content to meet advertiser objectives and generate additional sources of revenue.

Monetization

Innovative Brand & Media Integrations

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

We have experienced significant organic and inorganic growth in our audience, further expanding our premium advertising inventory, increasing deal-sizes and strong repeat buying across the advertiser verticals of retail, entertainment, toys, fashion, consumer packaged goods, and automotive. We further developed our in-house direct sales capability to monetize our experiential and media inventory and continued to realize increases in sales force effectiveness, as demonstrated by larger total revenue wins for our direct sellers.

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

Direct to Consumer

Direct to consumer revenues are comprised of revenues generated from the growing number of Minecraft and Roblox virtual gaming worlds we operate. As a component of our revenue diversification strategy, consumer monetization includes in-game items, e-commerce, game passes and ticketing, and digital collectibles.

Content & Technology

As part of our strategy to provide an end-to-end solution for advertiser objectives, Super League’s creative services team, powered for broadcasting by Super View, augment our advertiser offer to take a greater share of campaign dollars. Additionally, we leverage our technology and capability to generate content production revenues with third-parties and support our ability to syndicate and monetize our sizable library of our own and player-generated entertainment content.

Industry

According to Statista (2022), there are over 3 billion gamers on the planet and more than 500 million monthly active players in metaverse, open-world game platforms, namely Roblox, Minecraft and Fortnite. Generation Z spends 7.2 hours per week hanging out with friends in immersive spaces, two times more than in real life per the Newzoo Gen Z & Alpha report (2022), which is relevant to advertisers. Per Newzoo (2022), immersive content warrants a 252% higher engagement rate, and 33% of 13 to 39 year olds say their virtual life influences their real-world life interests. Not only has there been a massive audience shift, but it is also taking a disproportionate amount of this next generation consumer’s time with the Roblox users averaging 156 minutes per day of play vs. the next closest social media channel, Tik Tok, averaging 95 minutes per day of usage.

Other notable trends that amplify these statistics:

●	The rise of metaverse, open-world gaming as preferred social channels that go way beyond the traditional concept of gaming;

●	The democratization of content creation, launching self-produced social content platforms and new creator economies;

●	The further disaggregation of content and increasing underperformance of traditional digital advertising channels forcing advertisers to find new solutions;

●	With smarter screens, an increasing consumer expectation for more personalized, customized and interactive web experiences;

●	Cross-generational reach of gaming as a lifestyle trend placing it at the intersection of pop culture, cutting broadly across dimensions;

●	Younger generations live a blended life where digital and physical personas are viewed as one, driving cross-over consumer preference, and

●	Use of Artificial Intelligence (“AI”) to accelerate the company’s development cycles and product road maps for faster-to-market, turnkey solutions that enable scale and margin growth.

Our Scalable Technology Platform

Our platform is focused on the creator and player journey and provides innovative ways for brands and advertisers to engage with audiences of gaming enthusiasts. We access players and creators through our vast network of digital game worlds and content channels and then drive them into branded digital experiences through our media products and creator tools. Our proprietary cloud-based platform serves three core functions (i) dynamic media technology (ii) metaverse game experience and tournament technology, and (iii) fully remote production and livestream broadcast technology. Furthermore, our platform enables digital tools for scale, including, but not limited to, data services, event creation and management, ecommerce, advertising technology, COPPA compliance, search engine optimization, and email and mobile marketing.

Our dynamic media technology, both in the size of monetizable ad products and the creator tool suite, was materially expanded with the acquisitions of Bloxbiz Co. (doing business as, and hereinafter referred to as “Super Biz”) during the year ended December 31, 2021 (“Fiscal Year 2021”). In addition to Super League’s original owned and operated consumer reach, including, but not limited to, Minehut, and our Roblox partner game worlds, advertisers are able to reach tens of millions of monthly metaverse players in-game through our distributed game world network and hundreds of millions of viewers through our amplified programs with influencers distributed across social media channels including YouTube, TikTok and Instagram. This, coupled with custom brand integrations and content, powerful campaign analytics and insights and compliance, offers an immersive and high-performing marketing channel for brands and advertisers. Specifically, our turnkey metaverse ad products are a progressive and differentiated way for advertisers to embed natively into games through interactive 3-D characters, pop-up shops, and catalogues, to name a few, to access their target audience by enhancing the gaming experience without interrupting the play itself. These are high-performing media products offering a best-in-class benchmark for in-game advertising. For example, we ensure viewability with advanced technology that observes if ads are on screen, unobstructed, meet a screen coverage threshold, and other requirements set by Interactive Advertising Bureau (“IAB”) which translates into our premium CPM business model.

Additionally, a core differentiator for Super League is our deep insight and capability to deliver contagious custom Roblox game worlds and integrated experiences along with tailored off-platform entertainment content to drive exposure and on-platform engagement. Beyond our few thousand Roblox partner game worlds, we have deepened our internal capability to create custom Roblox worlds through the acquisition of Melon Studios in May 2023 and are extending this capability to new virtual world platforms such as Fortnite.

Finally, from our earliest inception we utilized a local hardware solution to create interactive physical spaces for in-person gaming experiences. In doing so, we created a second-screen perspective that would make the experience more immersive for players and entertaining for spectators, much like professional sporting events, resulting in our Super Studios capability powered by Super View, our patented, fully-remote visualization, production and broadcast technology. Super View automates and scales various gameplay processes and functions that would otherwise need to be accomplished manually. These processes and functions primarily include ways to ensure that visualizations of gameplay and other value-added data and graphics are both captured and delivered efficiently and timely supported by computer vision to glean key events, graphics and data from the game screen. Since COVID-19, we have augmented our virtual control room with remote monitoring and communications and enhanced broadcast-level graphics, for an end-to-end, cloud-based production system built around Super View’s proprietary workflow, primarily used for branded broadcasting requests.

Our Growth Strategy

Our core strategy is to further monetize the audience reach we have built on existing metaverse, or “open-world” game platforms and continue applying that smart backbone to other virtual world engines for extended reach and diversification of revenues. We have several leverage points including:

●	Deepen our owned metaverse game worlds to grow direct to consumer revenues.
●	Grow our publishing, media and creator tool suite to expand audience and analytic insights;
●	Increase average overall deal-size and total annual spend per advertiser as we become a standard part of their marketing strategies;
●	Increase domestic sales force effectiveness resulting in higher salesperson throughput and net revenue;
●	Move beyond our advertising model by applying our end-to-end immersive experience and media engine to new platforms for a persistent immersive marketing strategy for brands and IP owners, and;
●	Explore strategies to further develop ownable IP to participate in direct to consumer, digital to physical conversion, and first-party data.

Intellectual Property and Patents

Similar to other interactive entertainment companies, our business depends on the creation, acquisition, licensing, use and protection of intellectual property. We have developed and own various intellectual properties, including pending and issued trademarks, patents, and copyrights. We also have obtained licenses to valuable intellectual property with game publishers. We leverage these licenses and service agreements to operate online and location-based competitions, and in parallel, use them to generate a wide array of content.

As of the date of this Report, we have one pending patent application and five issued patents, and other trademark applications, most of which are granted and some of which are currently pending, covering our technologies and brands. We intend to file additional applications for the grant of patents and registration of our trademarks in the United States and foreign jurisdictions as our business expands. Our issued patents relate to methods of visualization of gameplay across a wide array of game titles for the purpose of content creation and broadcasting. These visualizations manifest as web streams with related textual, graphical, and video content targeted for consumption by audiences across various streaming and VOD platforms such as Twitch and YouTube. To achieve these visualizations, we leverage patent protected technology that places “camera” characters into certain games alongside the competing players, and use the perspective of the ‘camera’ character to provide unique views into the action. We also have pending patent applications for certain bleeding edge virtualization methods that allow us to generate, at scale, many concurrent visualizations from the cloud.

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

Our Corporate Values and Company Culture

Super League is a creator-first company, a credo embraced by every employee. We are committed to empowering our creators, energizing our players and entertaining fans through our vibrant and immersive gameplay experiences, innovative creator tools and viewing entertainment. Because we have successfully built our own metaverse gaming worlds and content network over the course of several years, we deeply understand the ecosystem of players and creators and what it takes to help brands and advertisers navigate this this new digital social channel in an authentic and engaging way. Our corporate brand values are:

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

Employees and Labor Relations

As of December 31, 2023, we had 91 full-time and full-time equivalent employees. Additionally, we occasionally enter into service agreements with independent contractors, on an as-needed basis, to perform certain services. As of December 31, 2023, four of our full-time employees were subject to fixed-term employment agreements with us, and all other employees served at-will pursuant to the terms set forth in their offer letters.

We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

Governmental Regulation

Our online gaming platforms, which target individuals ranging from elementary school age children to adults, are subject to laws and regulations relating to privacy and child protection. Through our website, online platforms and in person gaming activities we may monitor and collect certain information about child users of these forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet, such as COPPA. COPPA sets forth, among other things, a number of restrictions related to what information may be collected with respect to children under the age of 13, as well as the kinds of content that website operators may present to children under such age. On December 20, 2023, the FTC announced long-awaited proposed amendments to the Children’s Online Privacy Protection Rule (“COPPA Rule”). If adopted, the proposed amendments would be the first changes to the COPPA Rule in a decade. The amendments aim to modernize the COPPA framework and shift the burden for protecting children’s privacy and security from parents to service providers. The proposed changes include:

●	Requiring separate opt-in for targeted advertising;

●	Prohibiting conditioning a child’s participation on collection of personal information;

●

Limiting the support for the internal operations exception, which allows operators to collect persistent identifiers without first obtaining verifiable parental consent as long as the operator does not collect any other personal information;

●	Imposing restrictions on educational technology companies, including prohibiting these companies’ use of students’ data for commercial purposes;

●	Increasing accountability for Safe Harbor programs, including by requiring each program to publicly disclose its membership list and report additional information to the Commission;

●	Strengthening data security requirements; and

●	Limiting data retention.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

Risks Related to Our Business and Industry

●	our significant past operating losses and any inability to maintain profitability or accurately predict fluctuations in the future;

●	a rapidly developing and relatively new market;

●	inability to sustain or manage our growth, or otherwise implement our business strategies;

●	loss of advertising revenue;

●	inability to maintain an effective revenue model;

●	reduction in activity by material clients and/or vendors;

●	ineffective marketing and/or advertising efforts;

●	our ability to maintain and promote our company culture;

●	competition in our industry;

●	ability to attract, maintain, and retain licenses for popular games on our platforms;

●	ability to enter into definitive license agreements with certain game publishers;

●	ability to maintain and acquire new users and creators;

●	our ability to maintain, enhance, and promote our brand;

●	negative perceptions about our brand, platform, content, leagues, tournaments, and/or competitions;

●	anticipating and adopting changes to new technologies, business strategies, and/or methods;

●	actual or perceived security breaches, as well as errors, vulnerabilities or defects in our software and/or products, and in software and/or products of third-party providers;

●	reliance on server functionality;

●	the interoperability of our products and services across third-party services and systems;

●	security breaches and cyber threats;

●	system failures, outages, and/or disruption due to certain events and interruptions by human-caused problems;

●	our ability to hire, retain and motivate highly skilled personnel; and

●	our reliance on assumptions and estimates to calculate certain key metrics.

Regulatory and Legal

●	complex and evolving U.S. and foreign laws and regulations;

●	changes in tax laws or regulations regarding us or our customers;

●	decreased levels of traffic due to intensified government regulation of the Internet industry;

●	liability in the event of a violation of privacy regulations, data privacy laws, and/or child protection laws;

●	lawsuits or liability arising as a result of the Company providing its products and/or services; and

●	lawsuits or liability as a result of content published through our products and services.

Intellectual Property and Technology

●	current and future litigation related to intellectual property rights;

●	our failure to protect our intellectual property rights; and

●	piracy, unauthorized copying, and other forms of intellectual property infringement.

Governance Risks and Risks Related to Our Common Stock

●	provisions of Delaware law and our certificate of incorporation and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us;

●	low trading volume of our common stock;

●	the volatility of the trading price of our common stock;

●	our policy of not paying cash dividends on our common stock;

●	lessened disclosure requirements due to our status as an emerging growth company; and

●	increased share-based compensation expense due to granted equity awards.

General Risk Factors

●	actual or threatened epidemics, pandemics, outbreaks, or other public health crises;

●	changes in the state of the U.S. economy and a return to volatile or recessionary conditions; and

●	risks generally associated with the entertainment industry.

Risks Related to Our Business and Industry

We have incurred significant losses since our inception, and we may continue to experience losses in the future.

The Company incurred net losses of $30.3 million and $85.5 million during the year ended December 31, 2023 (“Fiscal Year 2023”) and the year ended December 31, 2022 (“Fiscal Year 2022”, and collectively with Fiscal Year 2023, “Fiscal Years 2023 and 2022”), respectively. Fiscal Years 2023 and 2022 included noncash stock compensation, amortization and impairment charges totaling $17.3 million and $60.1 million, respectively. As of December 31, 2023, we had an accumulated deficit of $249.0 million. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

●	investments to expand and enhance our technology platform and technology infrastructure, make improvements to the scalability, availability and security of our platform, and develop new offerings;

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

We may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. We expect to continue to invest heavily in our operations, our online experiences, and business development related to game platforms and publishers, advertisers, sponsors and user acquisition, to maintain as well as accelerate our market position, support anticipated future growth and to meet our expanded reporting and compliance obligations as a public company.

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

Our auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2023, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023, indicating that our recurring losses from operations and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain profitability or improve our liquidity position, we may not be able to continue as a going concern.

We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. As further set forth below, we anticipate that we will need significant additional capital, or we may be required to curtail or cease operations.

In order to continue as a going concern, we will require significant additional capital, which we may be unable to obtain.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital in the future to continue our operations. We anticipate that our principal sources of liquidity will not be sufficient to fund our activities to obtain long-term, sustainable profitability. In order to have sufficient cash to fund our operations to obtain long-term, sustainable profitability, we will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. The terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, all of which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues and profits from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

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

We have a limited operating history as a leading creator and publisher of content experiences and media solutions across the world’s largest immersive platforms and have experienced substantial growth during the periods presented herein due, in large part, to the acquisitions we completed during Fiscal Year 2023 and the year ending December 31, 2021 (“Fiscal Year 2021”). However, recent growth rates may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have organically or following the completion of our recent acquisitions and we may not achieve our expected results, all of which may have a material and adverse impact on our financial condition and results of operations.

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including our direct to consumer offerings, attract and retain competitive gamers and creators, increase engagement, continue developing innovative technologies, and experiences in response to shifting demand in open world gaming, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of leading position as a creator and publisher of content experiences and media solutions across the world’s largest immersive platforms. The market for gaming-related content has grown significantly in recent years and continues to rapidly develop, which may present significant challenges. Our business relies upon our ability to cultivate and grow a robust community of developers and creators and audience members, and our ability to successfully monetize such community through advertising and direct to consumer opportunities. In addition, our continued growth depends, in part, on our ability to respond to rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices.

Developing and integrating into new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the industry within which we operate will continue to grow as rapidly as it has in the past.

We generate a significant portion of our revenues from advertising and sponsorships. If we fail to attract more advertisers and sponsors to our platform, or if advertisers or sponsors are less willing to advertise with or sponsor us, our revenues may be adversely affected.

We generate a growing portion of our revenues from advertising on existing digital platforms and within our owned and operated platforms, which we expect to further develop and expand in the near future as online viewership across platforms continues to expand. Our revenues from advertising and sponsorship partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the gaming and content streaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our platform. If the online advertising and sponsorship market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising and sponsorship revenue and our profitability and prospects may be materially and adversely affected.

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

The Company generates revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) content and technology through the production and distribution of our own, advertiser and third-party content, and (iii) direct to consumer offers, including in-game items, e-commerce, game passes and digital collectibles. We have generated, and expect to continue to generate, a substantial portion of revenues using this revenue model in the near term. Although our business has experienced significant growth in recent years, there is no guarantee that our direct to consumer packages will gain significant traction to maximize our growth rate in the future, as the demand for our offerings may change, decrease substantially or dissipate, or we may fail to anticipate and serve user demands effectively.

The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

For Fiscal Years 2023 and 2022, one customer accounted for 14% and one customer accounted for 8% of revenue, respectively. At December 31, 2023, three customers accounted for 55% of accounts receivable. At December 31, 2022, three customers accounted for 33% of accounts receivable. At December 31, 2023, two vendors accounted for 37% of accounts payable. At December 31, 2022, one vendor accounted for 10% of accounts payable.

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

Select game titles and platforms dominate competitive online gaming and open world gaming, and many new games titles and platforms are regularly introduced in each major industry segment (console, mobile and PC free-to-download). Despite the number of new entrants, only a very few “hit” titles or platforms account for a significant portion of total revenue in each segment.

The size and engagement level of our users are critical to our success and are closely linked to the quality and popularity of the game publishers with which we have licenses and the platforms on which we operate. Game publishers on our platform, including those who have entered into license agreements with us, may leave us for other gaming platforms which may offer better competition, and terms and conditions than we do. Furthermore, we may lose our licenses with certain game publishers if we fail to generate the number of gamers and creators to our amateur tournaments and competitions expected by such publishers. In addition, if popular game publishers cease to license their games to us, or our live streams fail to attract gamers and creators, we may experience a decline in gamer traffic, direct to consumer opportunities and engagement, which may have a material and adverse impact on our results of operations and financial conditions. Platforms on which we operate may modify or restrict our access to their platforms.

If we fail to license multiple additional “hit” games or any of our existing licensed game publishers with which we currently have a license decide to breach the license agreement or choose not to continue with us once the term of the license agreement expires, or if platforms on which we operate modify or restrict our access, the popularity of our experiences and content generated across platforms may decline and the number of our users and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

We have not entered into definitive license agreements with certain game publishers or platforms that we currently have relationships with, and we may never do so.

We currently do not have definitive license agreements in place with game publishers and platforms for the use of certain of the game titled played on our platform, as these publishers currently permit us to integrate the specifications of the game title with our technology. We may not ever enter into license agreements with these parties in the future, instead continuing our relationship with these game publishers without a license agreement. These game publishers may unilaterally choose to discontinue their relationship with the Company, thereby preventing us from offering experiences on our platform using their game titles, as the case may be. Should those game publishers or platforms choose not to allow us to offer experiences involving their respective game titles to our users, the popularity of our experiences and competitions may decline and the number of our users and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

If we fail to keep our existing users and creators highly engaged, and/or acquire new users and creators, our business, profitability and prospects may be adversely affected.

Our success depends on our ability to maintain and grow the number of users and creators using our platform, and keeping our users and creators highly engaged.

In order to attract, retain and engage users and creators and remain competitive, we must continue to develop and expand our product offerings, including internationally, implement new technologies and strategies, improve features of our platform and stimulate interactions in our user community.

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

Although we have developed our brand through word of mouth referrals, and key strategic partners, as we expand, we may conduct various marketing and brand promotion activities using various methods to continue promoting our brand. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect.

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

Negative perceptions about our brand, or platforms, and/or business practices may damage our business and increase the costs incurred in addressing user concerns.

Expectations regarding the quality, performance and integrity of our service offerings are high. Users and creators may be critical of our brand, platform, content, service offerings, and/or business practices for a wide variety of reasons. These negative user reactions may not be foreseeable or within our control to manage effectively, including user reactions to content via social media or other outlets, components and services, or objections to certain of our business practices. Negative user sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our offered services may suffer.

Rapid technology changes require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in both the content-creation and delivery market, social media markets, and the metaverse gaming market. We have invested, and in the future may invest, in new business strategies including within metaverse gaming, a direct to consumer model, technologies, products, or games or first-tier game titles to continue to persistently engage the user and deliver the best user experience. For example, if we are unable to react quickly to new technology trends—for example the continued growth of generative Artificial Intelligence (“AI”) solutions which disrupts the ways developers create experiences or may disrupt the way users consume virtual goods—it may harm our business and results of operation. Further, social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI.

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

Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe (including compliance with the European Union’s General Data Protection Regulation (“GDPA”), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is averse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both users and creators and revenue.

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

We rely on data signals from user activity on websites and services that we do not control in order to deliver relevant and effective ads to our users. Our advertising revenue is dependent on targeting and measurement tools that incorporate these signals, and any changes in our ability to use such signals will adversely affect our business. For example, legislative and regulatory developments, such as the GDPR, and the California Consumer Privacy Act (“CCPA”), have impacted, and we expect will continue to impact, our ability to use such signals in our ad products. In particular, we may see an increasing number of users opt to control certain types of ad targeting, which may increase further with expanded control over certain third-party data as part of our compliance with these laws and regulations, and we may have to introduce product changes that limit data signal use for certain users in California following adoption of the CCPA. Regulatory guidance or decisions or new legislation in these or other jurisdictions may require us to make additional changes to our products in the future that further reduce our ability to use these signals. In addition, mobile operating system and browser providers, such as Apple and Google, have implemented product changes and/or announced future plans to limit the ability of websites and application developers to collect and use these signals to target and measure advertising. These developments may limit our ability to target and measure the effectiveness of ads across platforms and may negatively impact our advertising revenue. If we are unable to mitigate these developments as they take further effect in the future, our targeting and measurement capabilities may be materially and adversely affected, which would in turn significantly impact our future revenue growth.

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

We may experience system failures, outages and/or disruptions of our infrastructure, including information technology system failures, network disruptions, and cloud hosting and broadband disruptions. Our operations could be interrupted or degraded by any damage to or failure of:

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

We believe we have successfully iterated our business model through market insights, and our organic and inorganic growth to establish scale and ultimately drive our monetization strategies. Our strong and growing product-market fit currently reaches over 100 million monthly unique players in Roblox, Minecraft and Fortnite and generates over one billion monthly impressions. We view our key performance Indicators (“KPIs”) as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our KPI growth rate has fluctuated in the past and may slow in the future due to various factors. As COVID-19 related shelter-in-place orders lifted and children returned to school, we saw growth rates moderate in certain markets. Other factors including: the introduction of new experiences on our platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our KPIs have grown sequentially on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic moderate. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in KPIs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our KPI growth rate slows or becomes stagnant, or we have a decline in KPIs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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

Our business is affected by seasonal demands, and our financial condition and results of operations will fluctuate from quarter to quarter, which makes our financial results difficult to predict and may not fully reflect our underlying performance.

Historically, our business has been highly seasonal, with the highest percentage of our revenues occurring in the second half of the fiscal year, with the fourth quarter typically representing our highest revenue quarter each year, when advertising spending is typically strongest due to the holiday seasons, and we expect this trend to continue. For example, our revenue for the quarters ending September 30, 2023 and December 31, 2023 represented approximately 29% and 38% of our bookings for Fiscal Year 2023, respectively. We may also experience fluctuations due to factors that may be outside of our control that affect user, developer, or creator engagement with our Platform.

Accordingly, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company, including, but not limited to our ability to maintain and grow our customer base, customer engagement, developer base and developer engagement; the level of demand for our service offerings; the ability of our developers to monetize their experiences; increased competition; our pricing model; the maturation of our business; our ability to introduce new revenue streams; legislative or regulatory changes; macroeconomic conditions, such as high inflation, recessionary or uncertain environments, and fluctuating foreign currency exchange rates; our ability to maintain operating margins, cash used in operating activities, and free cash flow; system failures or actual or perceived breaches or other incidents relating to privacy or cybersecurity; adverse litigation judgments, settlements, or other litigation and dispute-related costs; adverse media coverage or unfavorable publicity; the effectiveness of our internal control over financial reporting; changes in our effective tax rate; and changes in accounting standards, policies, guidance, interpretations, or principles. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.

We plan to continue to make acquisitions and pursue other strategic transactions, which could require significant management attention, disrupt our business, dilute our stockholders, impact our financial condition or results of operations, significantly harm our business, and adversely affect the price of our common stock.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies from future growth and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments. Furthermore, our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or if target companies view our common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be significantly harmed.

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

We may also discover liabilities, deficiencies, or other claims associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, we may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or other strategic transaction, including tax and accounting charges which could be recognized as a current period expense. Furthermore, it generally takes several months after the closing of an acquisition to finalize the purchase price allocation. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which would affect our balance sheet and could significantly harm our business. Acquisitions or other strategic transactions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our balance sheet upon closing. Any of these factors may adversely affect our financial condition or results of operations.

We may experience difficulties in integrating the operations of Melon into our business and in realizing the expected benefits of the Melon Acquisition.

The success of the Melon Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of the Melon Assets with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Melon Acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of the Melon Assets with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Melon Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

The Melon Acquisition will present challenges associated with integrating operations, personnel, and other aspects of the companies and the potential assumption of liabilities that may exist and which may be known or unknown by the Company.

The results of the Company following the Melon Acquisition will depend in part upon the Company’s ability to integrate Melon’s business with the Company’s business in an efficient and effective manner. The Company’s attempt to integrate Melon’s assets into the Company, two companies that have previously operated independently, may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the Company. In addition, the Company may adjust the way in which Melon or the Company has conducted its operations and utilized its assets, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments after the Melon Acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of Company’s or Melon’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the business of the Company. Any inability of management to integrate the operations of the Company and Melon successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the Melon Acquisition will subject the Company to contractual or other obligations and liabilities associated with the Melon Assets, some of which may be unknown. Although the Company and its legal and financial advisors have conducted due diligence on Melon and its business, there can be no assurance that the Company is aware of all obligations and liabilities of Melon related to the Melon Assets. These liabilities, and any additional risks and uncertainties related to Melon’s business and to the Melon Acquisition not currently known to the Company or that the Company may currently be aware of, but that prove to be more significant than assessed or estimated by the Company, could negatively impact the business, financial condition, and results of operations of the combined company following consummation of the Melon Acquisition.

We may not be able to successfully integrate our acquisitions and we may incur significant costs to integrate and support the companies we acquire.

The integration of companies or assets we acquire requires significant time and resources, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience, and we may not manage these processes successfully. We continue to make substantial investments of resources to support our acquisitions, which has in the past resulted, and we expect will in the future result, in significant ongoing operating expense and the diversion of resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

We may encounter significant difficulties integrating acquired businesses.

The integration of any businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote, significant management attention and resources to integrating acquired businesses. The failure to meet the challenges involved in integrating businesses and to realize the anticipated benefits of any acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined business and could adversely affect our results of operations. The difficulties of combining acquired businesses with our own include, among others:

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

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, all of which could adversely impact our business and results of operations. These difficulties have been enhanced further as a result of our office closures and work-from home policies, which may hinder the assimilation of key personnel.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings and adversely affect our operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, tax legislation was signed into law that contained many significant changes to the U.S. tax laws. The new legislation reduced the corporate income tax rate from 34% to 21% effective January 1, 2018, resulting in our deferred income tax assets and liabilities, including NOLs, to be measured using the new rate as reflected in the valuation of these assets as of December 31, 2017. As a result, the value of our deferred tax assets decreased by approximately $4.3 million, and the related valuation allowance has been reduced by the same amount. Our analysis and interpretation of this legislation is ongoing. Given the full valuation allowance provided for net deferred tax assets for the periods presented herein, the change in tax law did not have a material impact on our consolidated financial statements provided herein. There may, however, be additional tax impacts identified in subsequent fiscal periods in accordance with subsequent interpretive guidance issued by the SEC or the Internal Revenue Service. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded in the consolidated financial statements included herein for tax attributes that are incomplete or subject to change.

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

Consumers are able to access our service offerings online through our platform. We collect and store information about our consumers both personally identifying and non-personally identifying information. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations and have imposed greater legal obligations on companies in this regard. For example, in April 2016, European legislative bodies adopted the GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside of the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate. The European Commission is also currently negotiating a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. Any of these changes to European Union data protection law or its interpretation could disrupt and/or harm our business.

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

Currently, we have one patent application pending, and 187 registered trademarks, along with certain licenses from game publishers to utilize their proprietary games. For our pending patent application, we cannot assure you that we will be granted patents pursuant to our pending applications as well as future patent applications we intend to file. Even if our patent applications succeed, it is still uncertain whether these patents will be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. It is also possible that the intellectual property rights of others will bar us from licensing and from exploiting any patents that issue from our pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our pending patent and trademark applications may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

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

On October 4, 2022, we received a letter (the “Notice”) from the Listing Qualifications Staff of Nasdaq, indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for 10 consecutive business days (the “Minimum Bid Price Requirement”) during the 180-day period from October 4, 2022 to April 3, 2023. On April 4, 2023, we received a letter (the “Extension Notice”) from Nasdaq notifying us that Nasdaq granted the Company a 180-day extension, or until October 2, 2023 to regain compliance with the Minimum Bid Price Requirement.

On September 7, 2023, the Company effected a reverse stock split of the Company’s issued and outstanding shares of common stock, at a ratio of 1-for-20 (the “Reverse Split”). As a result of the Reverse Split, the Company regained compliance with the Minimum Bid Price Requirement. On September 25, 2023, we received a written notice from Nasdaq informing the Company that it has regained compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market.

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

The trading price of our common stock may fluctuate substantially and may be higher or lower than the initial public offering price. This may be especially true for companies with a small public float. The trading price of our common stock will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include:

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly. If the market price of our common stock after our offering does not exceed what you paid per share, you may not realize any return on your investment in us and may lose some or all of your investment.

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

Our board of directors have the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 9,960,875 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of March 14, 2024, we had the following shares of Preferred Stock outstanding: (i) 440 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”); (ii) 463 shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred”); (iii) 315 shares of Series A-3 Convertible Preferred Stock, par value $0.001 per share (the “Series A-3 Preferred”); (iv) 476 shares of Series A-4 Convertible Preferred Stock, par value $0.001 per share (the “Series A-4 Preferred”); (v) 780 shares of Series A-5 Convertible Preferred Stock, par value $0.001 per share (the “Series A-5 Preferred”), (vi) 4,491 shares of Series AA Convertible Preferred Stock, par value $0.001 per share (the “Series AA Preferred”); (vii) zero shares of Series AA-2 Convertible Preferred Stock, par value $0.001 per share (the “Series AA-2 Preferred”); (viii) 391 shares of Series AA-3 Convertible Preferred Stock, par value $0.001 per share (the “Series AA-3 Preferred”); (ix) 515 shares of Series AA-4 Convertible Preferred Stock, par value $0.001 per share (the “Series AA-4 Preferred”); (x) 550 shares of Series AA-5 Convertible Preferred Stock, par value $0.001 per share (the “Series AA-5 Preferred”), (xi) 8,423 shares of Series AAA Convertible Preferred Stock, par value $0.001 per share (the “Series AAA Preferred”); and (xii) 5,234 shares of Series AAA-2 Convertible Preferred Stock, par value $0.001 per share (the “Series AAA-2 Preferred”); and, collectively with the Series A Preferred, Series A-2 Preferred, Series A-3 Preferred, Series A-4 Preferred, Series A-5 Preferred, Series AA Preferred, Series AA-2 Preferred, Series AA-3 Preferred, Series AA-4 Preferred, Series AA-5 Preferred, Series AAA Preferred, and Series AAA-2 Preferred (the “Preferred Stock”).

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

The holders of Series A Preferred Stock are entitled to vote on an as-converted to common stock basis and have rights to approve certain actions.

From November 2022 to December 2023, we issued an aggregate of 39,125 shares of our Preferred Stock to a group of accredited investors (collectively, the “Investors”), pursuant to certain placement agency agreements.

The holders of our Preferred Stock are generally entitled to vote with the holders of our common stock on all matters submitted for a vote of our stockholders (voting together with the holders of common stock as one class) on an as-converted basis. Additionally, the consent of the holders of a majority of the outstanding shares of Preferred Stock are required in order for us to take certain actions, including issuances of securities that are senior to, or equal in priority with, the Preferred Stock. As a result, the holders of Preferred Stock may in the future have the ability to influence the outcome of certain matters affecting our governance and capitalization.

As of April 1, 2024, there were approximately 2,474 shares of our Series A Preferred, 5,947 shares of our Series AA Preferred, and 13,657 shares of our Series AAA Preferred outstanding, which are convertible without payment of additional consideration, into approximately 11.4 million shares of our common stock, subject to certain ownership limitations. The conversion of the outstanding shares of our Series A Stock into common stock would be substantially dilutive to existing stockholders. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which would rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. In the event of bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock in the future, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any such future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

We are an “emerging growth company,” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make an investment in us less attractive to investors. In particular, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period, and (iv) the end of the year in which the five-year anniversary of the initial public offering of our common stock occurs in the future, if applicable. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be engaged to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.”

In addition, we are also a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act. In the event that we are still considered a smaller reporting company at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

1.	had a public float of less than $250 million; or

2.

had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and either had no public float or a public float of less than $700 million.

Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports.

To the extent we take advantage of some or all of the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, an investment in our company may be less attractive to investors.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2023, related solely to the accounting for the noncash value of the effect of a down round feature that was triggered on preferred stock during the three months ended September 30, 2023.

For a discussion of management’s consideration of the material weakness identified related to our accounting for a non-standard and complex transaction related to the noncash value of the effect of a down round feature that was triggered on our Series AA preferred stock, see Note 12, as well as Part II, Item 9A: “Controls and Procedures” elsewhere herein.

On March 26, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), based upon the recommendation of management, concluded that the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Third Quarter 10-Q”), as filed with the SEC on November 14, 2023, and any reports, related earnings releases, investor presentations or similar communications of the Company’s Third Quarter 10-Q should no longer be relied upon, as described below.

The determination resulted from an error made in the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2023, as previously filed in the Third Quarter 10-Q, arising from the exclusion of the calculated noncash value of the effect of the down round feature triggered in August of 2023 on the Company’s Series AA Convertible Preferred Stock, which should have been recorded as a noncash charge directly to accumulated deficit and a noncash reduction to income available to common stockholders in the computation of earnings per share.

In connection with the Company’s year-end 2023 closing procedures, management reassessed the guidance set forth in ASC 260, “Earnings Per Share” and determined that the value of the effect of a down round feature that is triggered on preferred stock should be recognized as a noncash charge to accumulated deficit and a noncash reduction to income available to common stockholders in the computation of earnings per share in the period that the down round feature is triggered.

As a result: (i) management noted an error affecting additional paid in capital and accumulated deficit, with no impact on total equity, and a noncash error with respect to the computation of loss per share as reported in the Third Quarter 10-Q; and (ii) in connection with the Company’s 2023 year-end closing procedures, on March 26, 2024, due to the material error to loss per share originally reported in the Third Quarter 10-Q, the Company’s management and the Audit Committee determined that the Company's Third Quarter 10-Q should be restated to reflect the modifications described above.

None of the above changes had any impact on total assets, total liabilities, total equity, revenues, cost of revenues, operating expense, net loss, or cash flows as reported for the three and nine months ended September 30, 2023 in the Company’s Third Quarter 10-Q. No financial statements or disclosures prior to the financial statements for the quarterly periods ended September 30, 2023 were affected by the issue described above.

The Company has not amended its previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023. The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2023 is superseded by the information in this Annual Report (refer to Note 12), and the financial statements and related financial information for the quarterly period ended September 30, 2023 contained in such previously filed report should no longer be relied upon.

The Company’s management concluded that, in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective for the applicable quarterly period. The Company’s remediation plan with respect to such material weakness is described below under Part II, Item 9A: “Controls and Procedures.”

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and a material weakness could result in us being unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors losing confidence in our financial reporting, our securities price declining or us facing litigation as a result of the foregoing. We have taken steps to remediate the material weakness identified, including a review of the accounting practices for non-standard and complex transactions in consultation with accounting and legal experts. These remediation measures may be time consuming and costly, and we cannot provide assurance that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Limitations on Effectiveness of Controls and Procedures.

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

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For Fiscal Year 2023 and Fiscal Year 2022, we recorded share-based compensation expense of $2.7 million and $4.3 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

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

We have significant intangible assets recorded on our consolidated balance sheets as of December 31, 2023. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our consolidated financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

General Risk Factors

Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have our headquarters in Santa Monica, California, an area which in recent years has been increasingly susceptible to fires, severe weather events, and power outages, any of which could disrupt our operations, and which contains active earthquake zones. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, rolling blackouts or power loss, telecommunications failure, pandemic, geopolitical conflict such as the Russian invasion of Ukraine and Hamas’ attack against Israel and the ensuing war, cyber-attack, war, other physical security threats or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our service offering development, lengthy interruptions in our service offerings, breaches of security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism and similar events would also cause disruptions to the internet or the economy as a whole. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The long-term effects of the COVID-19 pandemic and recovery from it on society and developer, creator, and user engagement remain uncertain, and a subsequent health crisis or pandemic, as well as the actions taken by various governmental, business and individuals in response, will impact our business, operations and financial results in ways that we may not be able to accurately predict. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects of any unanticipated consequence or incident, we may not be able to maintain business continuity at profitable levels or at all, and our insurance may not be sufficient to compensate us for the losses that could occur.

Changes in the state of the U.S. economy, such as rising inflation and a return to volatile or recessionary conditions in the United States or abroad, and volatile global economic conditions in general, could adversely affect our business or our access to capital markets in a material manner.

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

Accordingly, our results of operations and the implementation of our long-term business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the historically high levels of inflation recently experienced by the United States, Europe and other key global markets. If the inflation rate continues to increase, it will likely affect all of our expenses, including, but not limited to, employee compensation expenses and energy expenses and it may reduce consumer discretionary spending, which could affect the buying power of individuals to which our advertisers promote, developers, and creators and lead to a reduced demand for our service offerings.

Geopolitical developments, such as the war in Ukraine, Hamas’ attack against Israel and the ensuing war, and tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, persistent unemployment, wage and income stagnation, slower growth or recession, changes to fiscal and monetary policy, inflation, higher interest rates, currency fluctuations, economic and trade sanctions, the availability and cost of credit, and the strength of the economies in which we and our customers are located, have adversely affected and may continue to adversely affect our consolidated financial condition and results of operations. The most recent global financial crisis caused by COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional capital from the capital markets. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we operate.

Our business is subject to risks generally associated with the entertainment industry.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include the popularity, price to play, and timing of release of third-party and our own games and interactive content, economic conditions that adversely affect discretionary consumer spending, changes in user demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of cybersecurity risk management and have a defined strategy to support our business operations, platforms and information systems. We have implemented a comprehensive cybersecurity program to protect information systems and data. We have based our cybersecurity program on defined industry accepted frameworks with the goal of building enterprise resilience against an evolving cybersecurity threat landscape and to respond to cybersecurity threats as they materialize. Our program includes identification, assessment, monitoring, and management components, as well as informational and escalation components designed to inform management and the Board of prospective risks and developments.

Our cybersecurity program encompasses functions dedicated to both proactive and reactive management of cybersecurity threats. We implement our cybersecurity program internally through maintaining cybersecurity policies; deploying updated security technologies; and using third-party services and consultants to support and improve our cybersecurity program. Our proactive management of cybersecurity risks entails many actions, including actively monitoring our information technology systems; engaging service providers to monitor and, as appropriate, respond to cybersecurity threats; developing and updating incident response plans to address potential cybersecurity threats; and training our personnel on cybersecurity. We engage third-party auditors and consultants and leverage our internal information security, audit, and compliance functions to assess various facets of our cybersecurity program. We also maintain enterprise-wide processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.

We assess cybersecurity contingencies within our overall business continuity risk management planning process. Our information technology and information security teams utilize various technology tools to prevent, monitor, detect, and respond to cybersecurity threats. Our incident response policy outlines processes, roles, responsibilities, notifications, and other communications applicable to the assessment, mitigation, and remediation of realized cybersecurity events. The nature and scope of assessed risk of a realized cybersecurity event dictates the pace and extent of relevant processes, and communications, including an evaluation of any necessary or required disclosure. Depending on its nature and scope, a cybersecurity threat may be managed within our IT Department, responsible for day-to-day management of cybersecurity risks, and escalated to our executive management team, the Board, and the Audit Committee, as appropriate.

We have not historically been materially impacted by risks from cybersecurity threats and, as of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, the breadth and scope of cybersecurity threats have grown over time and our systems and networks may be the target of increasingly sophisticated cyberattacks. For more information on our cybersecurity risks and their potential impact to our business, see Item 1A, “Risk Factors-Risks related to Our Business and Industry - We may experience security breaches and cyber threats” and Item 1A, “Risk Factors-Risks related to Our Business and Industry - Our business could be adversely affected if our data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of data privacy and security laws generally.”

Governance

Our board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

Our IT Department updates management on cybersecurity matters, including risk assessments, security controls, incident response procedures, employee training and Third-Party Risk Management.

The Committee oversees the Company's cybersecurity risk management and strategy, while management is responsible for implementing the Company's cybersecurity program. This approach ensures that cybersecurity risks are appropriately prioritized and managed throughout the organization.

Our Chief Platform Officer has 25 years of experience in information technology, including cybersecurity, and is supplemented by our VP of Devops, who also has over 15 years of experience in audit, compliance, and cybersecurity, and maintains IT and Ops professional certifications.

In addition to the IT Department, the VP of Devops may call upon other business and legal stakeholders across our company to help manage cybersecurity threats and incidents. Our Audit Committee is responsible for oversight of our programs, policies, procedures, and risk management activities related to information security and data protection. The Audit Committee meets periodically with the Chief Platform Officer to discuss threats, risks, and ongoing efforts to enhance cyber resiliency, as well as changes to the broader cybersecurity landscape. Our Board also periodically participates in presentations on cybersecurity and information technology from internal leadership. In addition to periodic presentations, management promptly updates our Board and Audit Committee regarding significant threats and incidents as they arise.

ITEM 2. PROPERTIES

As of December 31, 2023 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021, at a combined rate of approximately $12,000 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “SLE.”

As of April 1, 2024, we had 274 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Issuance of Common Stock as Dividends

During the fourth quarter of 2023, the Company paid dividends to the holders of the Company’s Series A Convertible Preferred Stock, in the form of 232,981 shares of common stock, as further described in Note 7.

Recent Sales of Unregistered Equity Securities

No unregistered securities were issued during the years ended December 31, 2023 and 2022 that were not previously reported.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our consolidated financial statements and the notes thereto appearing elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Report. All references to “Note,” followed by a number reference from one to twelve herein, refer to the applicable corresponding numbered footnotes to the consolidated financial statements contained elsewhere herein.

General

Super League Enterprise, Inc. is a leading creator and publisher of content experiences and media solutions across the world’s largest immersive platforms. From open gaming powerhouses such as Roblox, Minecraft and Fortnite Creative, to bespoke worlds built using the most advanced 3D creation tools, Super League’s innovative solutions provide incomparable access to massive audiences who gather in immersive digital spaces to socialize, play, explore, collaborate, shop, learn and create. As a true end-to-end activation partner for dozens of global brands, Super League offers a complete range of development, distribution, monetization and optimization capabilities designed to engage users through dynamic, energized programs. As an originator of new experiences fueled by a network of top developers, a comprehensive set of proprietary creator tools and a future-forward team of creative professionals, Super League accelerates IP and audience success within the fastest growing sector of the media industry.

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

Reverse Stock Split and Name Change

On September 7, 2023, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as Amended (the “Charter”), which became effective September 11, 2023, to change the name of the Company from Super League Gaming, Inc. to Super League Enterprise, Inc. (the “Name Change”) and to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Split”). The Name Change and the Reverse Split were approved by the Company’s Board of Directors (the “Board”) on July 5, 2023, and approved by the stockholders of the Company on September 7, 2023. Refer to Note 7 for additional information regarding the Reverse Split.

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

Matters Affecting Comparability

Impairment Charges.  In the fourth quarter of 2023, we recorded a non-cash impairment charge related to our partner relationship related intangible assets, comprised primarily of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc., in June 2021. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, and significant changes in the manner of our use of the acquired assets or the strategy in the context of our overall business. Due to underperformance relative to historical and projected future operating results and a decision to deploy resources in other areas of the business, we performed an impairment analysis and determined that the sum of the expected undiscounted future cash flows resulting from the use of the assets was less than the carrying amount of the assets, resulting in an impairment loss totaling $7.1 million, which is recorded in the accompanying consolidated statement of operations for the year ended December 31, 2023.

Loss on intangible asset disposal.  In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2.3 million, which is included in “Loss on intangible asset disposal” in the accompanying consolidated statement of operations for the year ended December 31, 2023.

Impairment of Goodwill. As described in more detail at Note 2, we performed goodwill impairment tests as of September 30, 2022 and December 31, 2022, resulting in aggregate goodwill impairment charges of $50.3 million for the year ended December 31, 2022.

Executive Summary

Revenue for the years ended December 31, 2023 (“Fiscal Year 2023”) and 2022 (“Fiscal Year 2022”) totaled $25.1 million and $19.7 million, reflecting a year over year increase of 27%. Excluding product design and software development kit related revenue totaling $919,000 recognized in the first quarter of Fiscal Year 2022, total revenue for Fiscal Year 2023 increased $6.3 million, or 34% compared to the comparable prior year period. Cost of revenue for Fiscal Year 2023 and Fiscal Year 2022 (“Fiscal Years 2023 and 2022”) was $15.3 million and $11.2 million, respectively, reflecting an increase of 37%, driven primarily by the significant increase in Fiscal Year 2023 revenues, compared to the prior year. As a percent of revenue, gross profit for Fiscal Year 2023 decreased to 39%, compared to 43% for the prior year period, driven by partial delivery during the third and fourth quarters of 2023 under a significant custom integration and platform media revenue contract with a customer that had a higher average direct cost profile, compared to the programs that generated revenues during the comparable prior year period, and lower cost one-off product design and software development kit related revenue recognized during the first quarter of Fiscal Year 2022.

Total operating expense for Fiscal Year 2023 decreased to $42.6 million compared to $93.5 million in the comparable prior year period. Operating expense for Fiscal Year 2023 included aggregate noncash impairment and loss on intangible asset disposal charges totaling $9.3 million, and Fiscal Year 2022 included a noncash goodwill impairment charge of $50.3 million. Excluding the noncash impairment charges, the decrease in total operating expense reflects decreases in cloud services and other technology platform costs and decreases in personnel, marketing and other corporate costs, resulting from ongoing cost reduction and optimization activities. Excluding noncash stock compensation expense, amortization expense, intangible asset impairment charges, legal settlement charges and mark to market related fair value adjustments, operating expense for Fiscal Year 2023 was $25.1 million, reflecting a 25% reduction in operating expense, compared to the comparable prior year period.

Net loss for Fiscal Year 2023, which includes the impact of significant mark to market related credits as described below, and noncash stock compensation, amortization and intangible asset impairment charges, as summarized below, was $30.3 million or $(13.67) per share, compared to a net loss of $85.5 million, or $(45.95) per share, in the comparable prior year period. The calculation of net loss per share for Fiscal Year 2023 included noncash common stock dividend and deemed dividend related direct charges to accumulated deficit totaling $7.9 million, as described at Note 2. Excluding the impact of the noncash common stock dividend and deemed dividend related direct charges to accumulated deficit, net loss per share for Fiscal Year 2023 was $(10.84).

During Fiscal Year 2023, we continued to deliver top line revenue growth, including, 52%, 42% and 32% increases in sequential quarterly revenues in the second, third and fourth quarters of Fiscal Year 2023, and 17% (excluding product design and software development kit related revenue in Fiscal Year 2022), 18%, 60% and 34%, increases in revenues compared to the prior year comparable quarter in the first, second, third and fourth quarters of Fiscal Year 2023. During the quarter we continued to demonstrate the effectiveness of our overall strategy, providing us with increasing opportunities to take a greater share of advertisers’ wallet, as demonstrated by larger deal sizes and continued high repeat customer percentages, and our focus on cost reductions and optimization has positively impacted operating leverage. In addition, we continued to focus on our direct sales force and continued to see increases in sales force effectiveness, as demonstrated by larger total revenue wins for our direct sellers.

During Fiscal Year 2023, we continued to work with signature Brands and clients, along with the acquisition and integration of Melon, where we are delivering immersive experiences that are not just short-term campaigns, but persistent virtual worlds that we believe will continue to change the magnitude and the distribution of our future revenues, more in-line with a recurring revenue model, more forecastable in nature and less like a traditional advertising model. We are a leading scalable, vertically integrated publishing machine across some of today’s largest digital social platforms and a metaverse innovation engine for the future of the immersive web.

Entry into Financing and Security Agreement

The Company and its subsidiaries (collectively with the Company, the “Borrowers”), entered into a Financing and Security Agreement (the “SLR Agreement”) with SLR Digital Finance, LLC (“Lender”), effective December 17, 2023 (the “Effective Date”). Pursuant to the SLR Agreement, Lender may, from time to time and in its sole discretion, make certain cash advances to the Company (each an “Advance”, and collectively, “Advances”), against the face amounts of certain uncollected accounts receivable of the Borrowers on an account-by-account basis (each, a “Financed Account”, and collectively, the “Accounts”), at a rate of 85% multiplied by the face value of such Account (the “Advance Rate”), less any reserved funds and any other amounts due to Lender from Borrowers, up to a maximum aggregate Advance amount of $4,000,000 (the “Maximum Amount”)(the Advances on the Accounts is hereinafter, the “Facility”). Upon receipt of any Advance, Borrowers will have assigned all of its rights in such receivables and all proceeds thereof. The proceeds received from the Facility are, and will be, used to fund general working capital needs.

The SLR Agreement is effective for 24 months from the Effective Date (the “Term”), automatically extends for successive Terms (each, a “Renewal Term”), and the Borrowers’ are obligated to pay the Lender an early termination fee in the event the SLR Agreement is terminated under certain circumstances prior to the end of any Term or Renewal Term, as more specifically set forth in the SLR Agreement.

In connection with the Facility, the Company agreed to, among other things, (i) pay a finance fee equal to 2% of the Maximum Amount, payable in 24 equal monthly installments on the last day of each month of the Term until paid in full, (ii) pay a servicing fee equal to 0.30% multiplied by the actual average daily amount of Advances outstanding at the time of determination (the “Outstanding Amount”) for the applicable month, on the last day of each calendar month during the Term (or so long as any obligations arising under the SLR Agreement are outstanding); (iii) be charged a monthly financing fee (the “Financing Fee”), due upon receipt of full payment of a Financed Account by Lender, equal to 1/12 of (a) the prime rate plus 2% (the “Facility Rate”), multiplied by (b) the amount of the Outstanding Amount; and (iv) utilize the facility such that the monthly average aggregate Advances outstanding is at $400,000 (the “Minimum Utilization”). In the event that Borrower’s monthly utilization is less than the applicable Minimum Utilization for any month, the Financing Fee for such month shall be calculated as if the applicable Minimum Utilization has been satisfied.

Furthermore, the SLR Agreement imposes various restrictions on the activities of the Borrowers, including a prohibition on fundamental changes to the Company or its subsidiaries (including certain consolidations, mergers and sales and transfers of assets, and limitations on the ability of the Borrowers to grant liens upon their property or assets). The SLR Agreement includes standard Events of Default (as defined in the SLR Agreement), and provide that, upon the occurrence of certain events of default, Lender may, among other things, immediately collect any obligation owing to Lender under the SLR Agreement, cease advancing money to the Borrowers, take possession of any collateral, and/or charge interest at a rate equal to the lesser of (i) 6% above the Facility Rate, and (ii) the highest default rate permitted by applicable law.

As security for the full and prompt payment and performance of any obligations arising under the SLR Agreement, the Borrowers granted to Lender a continuing first priority security interest in all the assets of the Borrowers. The SLR Agreement also provides for customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default.

Acquisition of Melon, Inc.

On May 4, 2023 (the “Melon Closing Date”), we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Melon Acquisition”). The consummation of the Melon Acquisition (the “Closing”) occurred simultaneously with the execution of the Purchase Agreement. Melon is a development studio building innovative virtual worlds in partnership with powerful consumer brands across music, film, TV, sports, fashion and youth culture. With this acquisition, Super League further strengthens its position as a one-stop solutions provider and strategic operating partner for marquee brands and businesses seeking to expand and activate communities throughout the gaming metaverse.

At the Closing, the Company paid an aggregate total of $900,000 to Melon (the “Closing Consideration”), of which $150,000 was paid in cash, and the remaining $750,000 was paid in the form of shares of the Company’s common stock (with a closing date fair value of $722,000), valued at $9.64 (the “Closing Share Price”), the volume weighted average price (“VWAP”) of the Company’s common stock for the five trading days immediately preceding the Melon Closing Date, as quoted on the Nasdaq Capital Market. Refer to the table at Note 5 for calculation of the fair value of consideration paid.

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

Additionally, pursuant to the Purchase Agreement, the Company entered into employment agreements with two former key Melon employees (“Key Melon Employees”), pursuant to which the Key Melon Employees were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 103,780 shares of its common stock as described at Note 5.

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

Super League was an early mover in the space, enabling extensive third-party distribution for brands on Roblox by providing hundreds of developers in the community with measurement, monetization, and optimization tools. Through the Roblox Partner Program, Super League is evolving its offering by repurposing its previous ad network to solely focus on Roblox’s Immersive Ads product to enable brands to reach audiences at scale. Super League will be integrating Roblox’s Immersive Ads into its growing suite of cross-platform offerings and capabilities inclusive of experience creation, promotion, distribution, and monetization:

●	Highly immersive ad formats for the official Roblox advertising system;
●	Bespoke brand integrations into popular experiences;
●	Proprietary Pop-Up Shops, interactive characters, and integrated content products;
●	First-to-market home grown solution to turn digital in-experience codes into real-world physical redemptions;
●	Robust influencer marketing programs;
●	In-experience brand lift studies;
●	Expert video content creation for Tik Tok, YouTube, and more; and
●	Metaverse strategy & innovation consulting.

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

LandVault Strategic Partnership

In April 2023, we formed a strategic partnership with LandVault, the largest construction company in the metaverse. This created a unique powerful metaverse alliance ready to provide brands with scalable solutions and bridge the gap between Web2 and Web3. Together, we have already launched programs in the UAE specific to virtual tourism and see significant opportunities in this vertical and others across the greater Gulf Cooperation Council (“GCC”) countries.

Equity Financings

Convertible Preferred Stock Issuances

●

Series AAA Convertible Preferred Financing

On the dates set forth in the applicable table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 8,355 shares of newly designated Series AAA and AAA-2 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AAA Preferred,” and the individual offerings of Series AAA Preferred stock, hereinafter collectively referred to as the “Series AAA Offerings”, raising gross proceeds of $8.4 million, before fees.

●

Series AA Convertible Preferred Financing

On the dates set forth in the applicable table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 11,781 shares of newly designated Series AA, AA-2, AA-3, AA-4 and AA-5 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AA Preferred,” and the individual offerings of Series AA Preferred stock hereinafter collectively referred to as the “Series AA Offerings”, raising gross proceeds of $11.8 million, before fees.

●

Series A Convertible Preferred Financing

On the dates set forth in the applicable table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 12,622 shares of newly designated Series A, A-2, A-3, A-4 and A-5 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series A Preferred,” and the individual offerings of Series A Preferred stock, hereinafter, collectively referred to as the “Series A Offerings”, raising gross proceeds of $12.6 million, before fees.

In connection with the Series A Offerings, Series AA Offerings, and Series AAA Offerings (collectively, the “Preferred Offerings”), the Company filed Certificates of Designation of Preferences, Rights and Limitations of the respective series stock with the State of Delaware. Use of net proceeds from the Preferred Offerings for the periods presented included working capital, repayment of certain indebtedness and general corporate purposes, including sales and marketing activities and product development.

The Company undertook the Preferred Offerings pursuant to certain placement agency agreements (collectively, the “Placement Agency Agreements”) with Aegis Capital Corporation, a New York corporation and registered broker-dealer and member of the Financial Industry Regulatory Authority (the “Placement Agent”), which acted as the Company’s exclusive placement agent for the Offerings. Pursuant to the terms of the Placement Agency Agreements, in connection with the closings of the Offerings, the Company paid the Placement Agent aggregate cash fees, and non-accountable expense allowances as disclosed in the applicable tables below, and issued to the Placement Agent or its designees warrants to purchase shares of common stock as disclosed in the tables below, at the conversion prices disclosed below. Refer to Liquidity and Capital Resources, below, and Note 7 for additional information.

Common Stock Issuances

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

On August 23, 2023, the Company issued the Firm Securities and closed the Offering at a public price of $2.60 per share, and $2.58 per share underlying each Pre-Funded Warrant, for net proceeds to the Company of approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Use of net proceeds from the Common Stock Offering for the periods presented included working capital and general corporate purposes, including sales and marketing activities and product development.

The Firm Securities were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-259347) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a prospectus supplement, dated August 23, 2023, relating to the Securities (together with the accompanying base prospectus, dated September 7, 2021, the “Prospectus Supplement”), filed with the SEC pursuant to Rule 424(b) of the Securities Act on August 23, 2023. Refer to “Liquidity and Capital Resources” and Note 7 below for additional information.

Compliance with NASDAQ Listing Rule 5550(a)(2)

On September 25, 2023, we received a written notice from The Nasdaq Stock Market (“Nasdaq”) informing us that the Company has regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market.

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

Sale of Minehut

On February 29, 2024, the Company sold its Minehut business unit (“Minehut”) to GamerSafer, Inc., a Delaware corporation (“GamerSafer”), in a transaction approved by the Board of Directors of the Company. Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company will receive $1,000,000 of purchase consideration for Minehut, which amount will be paid by GamerSafer in revenue and royalty sharing over a period of two years, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates.

The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with our cost improvement initiative. The two companies will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners.

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

Results of Operations for the Fiscal Years Ended December 31, 2023 and 2022

We derived the financial data as of and for the Fiscal Years 2023 and 2022, set forth below, from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those audited consolidated financial statements and related notes thereto, as well as the information found under this section. Our historical results are not necessarily indicative of the results to be expected in future periods. All references to “Note,” followed by a number reference from one to twelve herein, refer to the applicable corresponding numbered footnotes to the consolidated financial statements contained elsewhere herein.

The following table sets forth a summary of our results of operations for Fiscal Years 2023 and 2022:

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%
REVENUE	$25,079,000	$19,677,000	$5,402,000	27%
COST OF REVENUE	15,297,000	11,162,000	4,135,000	37%
GROSS PROFIT	9,782,000	8,515,000	1,267,000	15%
OPERATING EXPENSE
Selling, marketing and advertising	12,450,000	12,036,000	414,000	3%
Engineering, technology and development	9,500,000	15,876,000	(6,376,000)	(40)%
General and administrative	10,258,000	12,094,000	(1,836,000)	(15)%
Contingent consideration	1,075,000	3,206,000	(2,131,000)	(66)%
Loss on intangible asset disposal	2,284,000	-	2,284,000	100%
Impairment of intangible assets and goodwill	7,052,000	50,263,000	(43,211,000)	(86)%
Total operating expense	42,619,000	93,475,000	(50,856,000)	(54)%
NET LOSS FROM OPERATIONS	(32,837,000)	(84,960,000)	(52,123,000)	(61)%
OTHER INCOME (EXPENSE), NET	2,194,000	(696,000)	(2,890,000)	(415)%
Loss before benefit from income taxes	(30,643,000)	(85,656,000)	(55,013,000)	(64)%
Benefit from income taxes	313,000	205,000	108,000	53%
NET LOSS	$(30,330,000)	$(85,451,000)	$(55,121,000)	(65)%

Comparison of the Results of Operations for the Fiscal Years Ended December 31, 2023 and 2022

Revenue

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%
Media and advertising	$10,919,000	$12,122,000	$(1,203,000)	(10%)
Publishing and content studio	12,732,000	5,744,000	6,988,000	122%
Direct to consumer	1,428,000	1,811,000	(383,000)	(21%)
	$25,079,000	$19,677,000	$5,402,000	27%

	Fiscal Year
	2023			2022
Number of customers > 10% of revenue / percent of revenue	One	/	14%	-	/	-
By revenue category:
Advertising and sponsorships	One	/	3%	-	/	-
Publishing and content studio	One	/	11%	-	/	-

●

Total revenue increased $5.4 million, or 27%, to $25.1 million, compared to $19.7 million in the comparable prior year period. Revenue for Fiscal Year 2022 included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer. Excluding product design and software development kit related revenue recognized during Fiscal Year 2022, total revenue for Fiscal Year 2023 increased $6.3 million, or 34% compared to the comparable prior year period.

●

Media and advertising revenue decreased $1.2 million, or 10%, to $10.9 million, compared to $12.1 million in the comparable prior year period. The change reflected a $1.6 million increase in on-platform, off-platform and other related media sales revenue, offset by a $2.8 million decrease in influencer marketing related revenues, reflecting a strategic shift in the allocation of resources to higher margin media and custom products.

●

Publishing and content studio revenue, excluding product design and software development kit related revenue recognized during Fiscal Year 2022, increased $7.9 million, or 164%, driven primarily by a 253% increase in custom game development and immersive experience related revenues, including revenues for immersive experiences for Kraft Lunchables, Lego, Dave & Busters, Proctor & Gamble, Yas Island, Hamiliton, Arm & Hammer, Universal Pictures, “Trolls Band Together,” Universal Pictures, “Migration”, Canon and Motorola Solutions. Publishing and content studio sales revenue for Fiscal Year 2022 included $919,000 of product design and software development kit related revenue pursuant to a development agreement with a customer.

●

Direct to consumer revenue decreased $383,000, or 21%, compared to the comparable prior year period, driven primarily by a 35% decrease in “in-game” platform sales of digital goods within our Mineville, official Microsoft Minecraft partner gaming server digital property, partially offset by a 26% increase in revenues for our Minehut digital property, which provides Minecraft server hosting services on a subscription basis and other digital goods to the Minecraft gaming community.

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

Cost of revenue increased $4.1 million, or 37%, driven primarily by the 27% increase in related revenues for the fiscal year periods presented. The greater than proportionate change in cost of revenue was driven by partial delivery during the period under a significant custom integration and platform media revenue contract with a customer that had a higher average direct cost profile compared to the programs that generated revenues during the prior year period, and lower cost product design and software development kit related revenue recognized during the first quarter of Fiscal Year 2022.

Operating Expense

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%
Selling, marketing and advertising	$12,450,000	$12,036,000	$414,000	3%
Engineering, technology and development	9,500,000	15,876,000	(6,376,000)	(40)%
General and administrative	10,258,000	12,094,000	(1,836,000)	(15)%
Contingent consideration	1,075,000	3,206,000	(2,131,000)	(66)%
Loss on intangible asset disposal	2,284,000	-	2,284,000	100%
Impairment of intangible assets and goodwill	7,052,000	50,263,000	(43,211,000)	(86)%
Total operating expense	$42,619,000	$93,475,000	$(50,856,000)	(54)%

Noncash Stock-Based Compensation Expense

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%
Selling, marketing and advertising	$879,000	$1,079,000	$(200,000)	(19)%
Engineering, technology and development	219,000	389,000	(170,000)	(44)%
General and administrative	1,637,000	2,795,000	(1,158,000)	(41)%
Total noncash stock-based compensation expense	$2,735,000	$4,263,000	$(1,528,000)	(36)%

Modifications to Equity-Based Awards

On January 1, 2022, the Company issued 67,500 performance stock units (“PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”), which vest in five equal increments of 13,500 PSUs, based on satisfaction of market based vesting conditions, as described at Note 8. Noncash stock compensation expense related to the PSUs, which is recognized on an accelerated basis over the derived term, totaled $299,000 and $2,142,000 for Fiscal Years 2023 and 2022, respectively.

On April 30, 2023, the Board approved the cancellation of the 67,500 PSUs previously granted to certain executives under the 2014 Plan (as described above). In exchange for the cancelled PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“PSU Modification”). Total incremental compensation cost related to the PSU Modification totaled $540,000 which is recognized over the remaining implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the PSUs immediately before and after the modification. Noncash stock compensation expense related to the modified PSUs, which is recognized on an accelerated basis over the derived term, totaled $351,000 for Fiscal Year 2023.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees under the 2014 Plan, with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80 (“Executive Grant Modification”). In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”). The exercise of the options under these awards was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting. Total incremental compensation cost related to the Executive Grant Modifications totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which is recognized prospectively over the remaining service period of 3 years.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which is recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Employee Grant Modifications totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which is recognized prospectively over the remaining service period of 4 years.

Intangible Asset Amortization Expense

Intangible asset amortization expense for the periods presented was included in the following operating expense line items:

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%
Sales, marketing and advertising	$2,125,000	$2,104,000	$21,000	1%
Engineering, technology and development	2,331,000	2,326,000	5,000	-%
General and administrative	782,000	1,199,000	(417,000)	(35)%
Total amortization expense	$5,238,000	$5,629,000	$(391,000)	(7)%

Selling, Marketing and Advertising

Selling, marketing and advertising expense increased $414,000 or 3%, primarily due to the following:

●	An increase in personnel costs and sales commissions totaling $1.3 million, including an increase in personnel costs totaling $608,000, in connection with the Melon Acquisition, which included the acquisition of ten former Melon full time resources, which are included in our client facing sales and marketing functions.

●

The increase was partially offset by a $625,000, or 63% decrease in digital and other marketing and sales consulting expenses during Fiscal Year 2023, in connection with ongoing cost reduction and optimization activities.

Engineering, Technology and Development

Components of our platform are available on a “free to use,” “always on basis,” and are utilized and offered as an audience acquisition tool, as a means of growing our audience, engagement, viewership, players and community. Engineering, technology and development related operating expenses include the costs described below, incurred in connection with our audience acquisition and viewership expansion activities. Engineering, technology and development related operating expense includes (i) allocated internal engineering personnel expense, including salaries, noncash stock compensation, taxes and benefits, (ii) third-party contract software development and engineering expense, (iii) internal use software cost amortization expense, and (iv) technology platform related cloud services, broadband and other platform expense, incurred in connection with our audience acquisition and viewership expansion activities, including tools and product offering development, testing, minor upgrades and features, free to use services, corporate information technology and general platform maintenance and support. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life.

The net increase in engineering, technology and development costs was primarily due to the following:

●

Engineering, technology and development costs decreased $6.4 million, or 40% driven primarily by a decrease in cloud services and other technology platform costs totaling $3.3 million, or 58%, and a decrease in product and engineering personnel costs totaling $2.7 million, or 39%, reflecting the impact of ongoing cost reduction and optimization activities.

General and Administrative

General and administrative expense for the periods presented was comprised of the following:

	Fiscal Year Ended December 31,		Change
	2023	2022	$	%
Personnel costs	$2,605,000	$2,901,000	$(296,000)	(10)%
Office and facilities	202,000	249,000	(47,000)	(19)%
Professional fees	798,000	1,247,000	(449,000)	(36)%
Stock-based compensation	1,638,000	2,795,000	(1,157,000)	(41)%
Depreciation and amortization	866,000	1,306,000	(440,000)	(34)%
Other	4,149,000	3,596,000	553,000	15%
Total general and administrative expense	$10,258,000	$12,094,000	$(1,836,000)	(15)%

The net decrease in general and administrative expense for the periods presented was primarily due to the following:

●	Personnel costs decreased due to headcount reductions in various corporate, general and administrative functions in connection with ongoing cost reduction and optimization activities.

●

Noncash stock compensation expense included in general and administrative expense decreased primarily due to a reduction in amortization of noncash stock compensation expense in connection with performance-based stock units granted on January 1, 2022, which vest based on the achievement of certain Company stock price targets, as described at Note 8, and are amortized on an accelerated basis in the earlier periods due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award. The decrease also reflects the impact of the PSU Modification, as described above, and the related reduction in the grant date fair market value of the underlying Company common stock, as compared to the original grant date fair market value, which is used as an input to the Monte Carlo simulation model utilized to determine the estimated fair value of the equity-based award on the modification date.

●

Professional fees costs decreased primarily due to legal and audit related professional fees incurred in the prior year period in connection with our June 2022 convertible debt financing which were expensed as incurred, a decrease in external legal fees due to the transitioning of the Company’s corporate legal services function from third-party consultant to inhouse, and a reduction in complex transaction related audit fees.

●

Depreciation and amortization expense decreased due primarily to certain products and offerings acquired in connection with the Mobcrush Acquisition being rebranded during Fiscal Year 2022. As a result, the Company recorded a write down of trademark related intangible assets acquired in connection with the Mobcrush Acquisition totaling $423,000 during Fiscal Year 2022.

●

During the fourth quarter of 2023, the Note Holders (as defined at Note 6) made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of the SPA (as defined at Note 6). On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “Settlement Agreement”) settling all claims between the Parties with respect to the SPA. In consideration for the Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 500,000 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023, resulting in a settlement expense of $760,000 which is included in general and administrative expense in the consolidated statement of operations.

Contingent Consideration

Super Biz Acquisition

The Company hired the Founders of Super Biz Co. (“Super Biz”) in connection with the acquisition of (i) substantially all of the assets of Super Biz (the “Super Biz Assets”), and (ii) the personal goodwill of the founders of Super Biz (the “Founders”) regarding Super Biz’s business (collectively, the “Super Biz Acquisition”). Pursuant to the provisions of the Asset Purchase Agreement entered into for the Super Biz Acquisition (the “Super Biz Purchase Agreement”), in the event that a Founder ceases to be an employee during the period from the October 4, 2021 (the “Super Biz Closing Date”) until December 31, 2022, and for Fiscal Year 2023 (the “Super Biz Earnout Periods”), as a consequence of his resignation without good cause, or termination for cause, the Super Biz Contingent Consideration will be reduced by one-half (50%) for the respective Super Biz Earn Out Period, if and when earned. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 - Accounting For Contract Assets And Contract Liabilities From Contracts With Customers (“ASC 805”), a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration is determined to be probable and reasonably estimable. During Fiscal Year 2022, the Company determined that it was probable that the contingency for the Super Biz Earn Out Periods would be met in accordance with the terms of the Super Biz Purchase Agreement, and the applicable amounts were reasonably estimable. Contingent Consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with FASB ASC Topic 480 – “Distinguishing Liabilities from Equity” (“ASC 480”), which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The change in accrued Super Biz Contingent Consideration and the related impact on our consolidated statement of operations for the periods presented was comprised of the following:

	Fiscal Year Ended December 31,
	2023	2022
Beginning balance	$3,206,000	$-
Change in fair value	137,000	(174,000)
Current period accrued contingent consideration	1,750,000	3,380,000
Contingent consideration payments(2)	(3,423,000)	-
Accrued contingent consideration(1)	$1,670,000	$3,206,000

(1)	As of December 31, 2023, includes 27,968 shares of common stock valued at $1.52, the closing price of our common stock as of the applicable period end date. As of December 31, 2022, included 49,399 shares of common stock valued at $6.72, the closing price of our common stock as of December 31, 2022.
(2)

In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 49,399 shares of our common stock valued at $548,000.

Melon Acquisition

On May 4, 2023, (the “Melon Acquisition Date”), Super League entered into the Melon Purchase Agreement with Melon, pursuant to which the Company acquired substantially all of the Melon Assets in the Melon Acquisition.

Pursuant to the terms and subject to the conditions of the Purchase Agreement, the Melon Contingent Consideration will be payable to Melon in connection with the achievement of certain revenue milestones for the Earnout Periods. The Melon Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Melon Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Closing Share Price, and (b) the VWAP for the five trading days immediately preceding the end of each respective Earnout Period.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Melon subsequent to the Melon Closing Date. Disclosure of revenue and net loss for Melon on a stand-alone basis for the applicable periods presented is not practical due to the integration of Melon activities, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Melon Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired, and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition, totaling approximately $47,000, were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820.

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

Contingent consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The estimated fair value of the Melon Contingent Consideration was $538,000 at December 31, 2023. The fair value of the Melon Contingent Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk free interest rates ranging from 4.04 % to 5.35%, volatility rates ranging from 70% to 85%, and a discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the accompanying statement of operations for the year ended December 31, 2023 was comprised of the following:

Fiscal Year Ended December 31,
2023
Initial balance – Melon Acquisition Date	$1,350,000
Change in fair value	(682,000)
Current period accrued contingent consideration	61,000
Post closing adjustments(2)	(191,000)
Accrued contingent consideration(1)	$538,000

(1)

Includes total contingent consideration for the First Earn Out Period totaling $333,000, including 72,118 shares of common stock valued at $1.52, the closing price of our common stock as of the applicable period end date.

(2)

The Melon Purchase Agreement provided for adjustments to the calculated Melon Contingent Consideration amounts to account for advanced payments made to Melon from customers prior to the Melon Acquisition Date, for which the corresponding work was not performed as of the Melon Acquisition Date.

Loss on intangible asset disposal

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a disposal of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000, which is included in “Loss on intangible asset disposal” in the accompanying consolidated statement of operations for the year ended December 31, 2023.

Intangible Asset Impairment

Impairment Charges.  In the fourth quarter of Fiscal Year 2023 we recorded a non-cash impairment charge related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, and significant changes in the manner of our use of the acquired assets or the strategy in the context of our overall business. Due to underperformance relative to historical and projected future operating results and a decision to deploy resources in other areas of the business, we performed an impairment analysis and determined that the sum of the expected undiscounted future cash flows resulting from the use of the assets was less than the carrying amount of the assets, resulting in an impairment loss totaling $7.1 million, which is recorded in the accompanying consolidated statement of operations for Fiscal Year 2023. The fair value was determined using a discounted cash flow approach, with cash flow projections over the remaining life of the intangible assets of five years and a discount rate of 16% based on the Company’s estimated cost of capital. The impairment charge was based on the difference between the calculated fair value of the intangible assets totaling $860,000 and the carrying value of the applicable intangible assets which totaled $7,912,000 as of December 31, 2023.

Impairment of Goodwill

As described at Note 2, we performed goodwill impairment tests as of September 30, 2022 and December 31, 2022 (“Measurement Dates”). We utilized the market capitalization of the Company (Level 1 observable input) as of the respective Measurement Dates to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying the applicable measurement date stock prices and the common shares outstanding as of the respective Measurement Dates. The market capitalization approach was utilized to estimate the fair value of our single reporting unit due to the significance of the decline in stock price as of the respective Measurement Dates, resulting in a market capitalization that was below the net book value of our single reporting unit as of the respective Measurement Dates. As of September 30, 2022, based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million resulting in a goodwill impairment charge of $42.0 million, which was reflected in the consolidated statement of operations for the third quarter of Fiscal Year 2022. As of December 31, 2022, based on the analysis, the estimated fair value of our reporting unit was $12.6 million, compared to a carrying value of our single reporting unit of $27.5 million, resulting in a fourth quarter 2022 goodwill impairment charge of $8.3 million, reflecting the write down of the remaining balance of goodwill for our single reporting unit.

Other Income (Expense)

Change in Fair Value of Warrant Liability

The Placement Agent Warrants issued in connection with the Preferred Offerings include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described herein, the Fundamental transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, “Derivatives and Hedging,” (“ASC 815”), and therefore, the fair value of the Placement Agent Warrants are recorded as a liability at fair value on the consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The change in warrant liability and the related income statement impact for the applicable periods was comprised of the following:

Fiscal Year Ended December 31,
2023
Beginning balance	$-
Initial fair value of Series A and AA Preferred warrant liability – grant date	2,804,000
Initial fair value of Series AAA Preferred (including warrants issued in connection with the Exchange) warrant liability – grant date	1,665,000
Change in fair value(1)	(2,898,000)
Fair value of warrant liability	$1,571,000

(1)	Reflected in the consolidated statement of operations for the applicable period.

Loss on Exchange of Placement Agent Warrants

In December 2023, as further described in Note 7, with respect to shares of Series AAA Preferred Stock issued in exchange for shares of Series A Preferred and Series AA Preferred, in the Series AAA Offerings (the “Exchange”), the Placement Agent exchanged previously issued Placement Agent Warrants to purchase 88,403 shares of common stock of the Company that were issued in connection with the Company’s Series A Offerings and Series AA Offerings, at exercise prices ranging from $7.60 to $13.41 per share, for new Placement Agent Warrants to purchase a total of 347,428 shares of common stock at an exercise price of $1.674 per share and 199,778 shares of common stock at an exercise price of $1.71 per share.

The terms of the new Placement Agent Warrants and the original placement agent warrants (recorded as a liability under ASC 815) was determined to be substantially different based on an analysis of the fair value of each instrument immediately before and after the modification, resulting in a loss on extinguishment recognized in current earnings totaling $681,000.

Convertible Debt

On May 16, 2022, the Company entered into a securities purchase agreement with three institutional investors providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000 (of which 8% was an original issue discount) which accrues interest at a guaranteed annual rate of 9% per annum, as described below and at Note 6. Convertible note related interest expense for Fiscal Year 2022 totaled $670,000, which was comprised of interest expense totaling $389,000, and the amortization of original issue discount totaling $280,000.

Benefit for Income Taxes

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy, Ltd. (“Bannerfy”)(the “Bannerfy Acquisition”) in 2021, to the original sellers, as described at Note 4. The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy carried over, with no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting included the establishment of a net deferred tax liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under FASB ASC Topic 805 – Business Combinations (“ASC 805”), a difference between the book and tax bases of the assets arises. FASB ASC Topic 740 – Income Taxes (“ASC 740”), required the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As a result of the disposal of the Bannerfy intangible assets, the Company fully amortized the related remaining net deferred tax liability, resulting in a $313,000 tax benefit reflected in the consolidated statement of operations for the year ended December 31, 2023.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $7.6 million and $2.5 million at December 31, 2023 and 2022, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities, as described below.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $30.3 million and $85.5 million for Fiscal Year 2023 and 2022, respectively, and had an accumulated deficit of $249.0 million as of December 31, 2023. Noncash stock compensation, amortization and impairment charges for Fiscal Year 2023 and 2022 totaled $17.3 million and $60.1 million, respectively. For Fiscal Years 2023 and 2022, net cash used in operating activities totaled $15.5 million and $19.8 million, respectively.

To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations or that may be available from future issuance(s) of common stock or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and threats of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by FASB ASC 205-40, “Going Concern,” (“ASC 205”).

Management’s Plans

The Company experienced significant growth during the periods presented through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter and year over year increases in recognized revenue across our primary revenue streams. In Fiscal Year 2023, we acquired Melon, as described above, and focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of costs. Management continues to explore alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

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

Recent Series AAA Convertible Preferred Financing

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale and exchange of an aggregate of 8,355 shares of newly designated Series AAA and AAA-2 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AAA Preferred,” and the individual offerings of Series AAA Preferred stock hereinafter collectively referred to as the Series AAA Offerings, as follows:

Date	Series Design- ation	Conversion Price – At Issuance(2)	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares – At Issuance	Placement Agent Warrants (1)

November 30, 2023	Series AAA	$1.674	5,377	$5,377,000	$645,000	$4,732,000	3,212,000	466,000
December 22, 2023	Series AAA-2	$1.71	2,978	2,978,000	357,000	2,621,000	1,742,000	253,000
Total			8,355	$8,355,000	$1,002,000	$7,353,000	4,954,000	719,000

(1)	Issued upon final closing of the Series AAA Preferred Stock offering, effective as of the respective closing dates.

Use of net proceeds from the Series AAA Offerings for the periods presented included working capital and general corporate purposes, including sales and marketing activities and product development. See Note 6 for additional information.

Cash Flows for the Fiscal Years Ended December 31, 2023 and 2022

The following table summarizes the change in cash and cash equivalents for the periods presented:

	Fiscal Year Ended December 31,
	2023	2022

Net cash used in operating activities	$(15,489,000)	$(19,826,000)
Net cash used in investing activities	(825,000)	(1,690,000)
Net cash provided by financing activities	21,441,000	9,465,000
Increase (decrease) in cash and cash equivalents	5,127,000	(12,051,000)
Cash and cash equivalents, at beginning of period	2,482,000	14,533,000
Cash and cash equivalents, at end of period	$7,609,000	$2,482,000

Cash Flows from Operating Activities.

Net cash used in operating activities during Fiscal Year 2023, primarily reflected our net loss, net of adjustments to reconcile net loss to net cash used in operating activities, which included noncash stock compensation charges of $2,735,000, depreciation and amortization charges of $5,376,000, intangible asset impairment charges of $7,052,000, disposal of intangible asset charges of $2,284,000, net changes in fair value of warrant liabilities of ($2,898,000) and net changes in working capital of $116,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course and the payment of the cash portion of the Super Biz Contingent Consideration, as described above.

Net cash used in operating activities for Fiscal Year 2022 primarily reflected our net loss for Fiscal Year 2022, net of adjustments to reconcile net loss to net cash used in operating activities, which included $50,263,000 of goodwill impairment charges, $4,263,000 of noncash stock compensation charges, depreciation and amortization of $5,403,000, and a write down of a trademark related intangible asset totaling $423,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented:

	Fiscal Year Ended December 31,
	2023	2022
Cash paid in connection with the acquisition of Melon, net	$(150,000)	$-
Purchase of property and equipment	(8,000)	(149,000)
Purchase of third-party game properties	-	(500,000)
Capitalization of software development costs	(650,000)	(923,000)
Acquisition of other intangible and other assets	(17,000)	(118,000)
Net cash used in investing activities	$(825,000)	$(1,690,000)

Melon Acquisition. On May 4, 2023, we entered into an Asset Purchase Agreement with Melon, pursuant to which the Company acquired substantially all of the assets of Melon, as described above. At the Closing, the Company paid an aggregate total of $900,000 to Melon, of which $150,000 was paid in cash, and the remaining $750,000 was paid in the form of shares of the Company’s common stock, valued at the Closing Share Price, as described above.

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

Purchase of Third-Party Game Property. In June 2022, we purchased Anime Battlegrounds X, a highly rated game on Roblox, from a third-party game developer. The total purchase price of $500,000 was capitalized and is being amortized over the estimated useful life of 5 years.

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Fiscal Year Ended December 31,
	2023	2022

Proceeds from issuance of preferred stock, net of issuance costs	$19,295,000	$8,926,000
Proceeds from issuance of common stock, net of issuance costs	1,885,000	320,000
Proceeds from convertible notes, net	-	4,000,000
Payments on convertible notes	(539,000)	(3,781,000)
Proceeds from common stock options and purchase warrant exercises	800,000	-
Net cash provided by financing activities	$21,441,000	$9,465,000

Equity Financings

Issuances of Convertible Preferred Stock

During Fiscal Years 2023 and 2022, we entered into subscription agreements with accredited investors relating to offerings with respect to the sale of an aggregate of 32,758 newly designated series of convertible preferred stock (including Series A Preferred, Series AA Preferred, and Series AAA Preferred), each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Convertible Preferred,” and the individual offerings of Convertible Preferred stock hereinafter collectively referred to as the Preferred Offerings, as follows:

Series AAA Convertible Preferred Offerings

Date	Series Design- ation	Conversion Price – At Issuance	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares – At Issuance	Placement Agent Warrants (1)

November 30, 2023	Series AAA	$1.674	5,377	$5,377,000	$645,000	$4,732,000	3,212,000	466,000
December 22, 2023	Series AAA-2	$1.71	2,978	2,978,000	357,000	2,621,000	1,742,000	253,000
Total			8,355	$8,355,000	$1,002,000	$7,353,000	4,954,000	719,000

(1)	Issued upon final closing of the Series AAA Offerings, effective as of the respective closing dates.

Series AA Convertible Preferred Offerings

Date	Series Design- ation	Original Conversion Price – At Issuance(2)	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares – At Issuance	Placement Agent Warrants (1)

April 19, 2023	Series AA	$9.43	7,680	$7,680,000	$966,000	$6,714,000	814,000	114,000
April 20, 2023	Series AA-2	$10.43	1,500	1,500,000	130,000	1,370,000	144,000	13,000
April 28, 2023	Series AA-3	$9.50	1,025	1,025,000	133,000	892,000	108,000	15,000
May 5, 2023	Series AA-4	$9.28	1,026	1,026,000	133,000	893,000	111,000	16,000
May 26, 2023	Series AA-5	$10.60	550	550,000	72,000	478,000	52,000	7,000
Total			11,781	$11,781,000	$1,434,000	$10,347,000	1,229,000	165,000

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series AA Offerings.
(2)

The conversion price for Series AA Preferred outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred, was adjusted to $2.60 as a result of the Series AA Down Round Feature described at Note 7. The Conversion price for Series AA Preferred outstanding as of November 30, 2023, totaling 7,322 shares of Series AA Preferred, was adjusted as described at Note 7, as a result of the Series AA Down Round Feature described at Note 7.

Series A Convertible Preferred Offerings

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

November 22, 2022	Series A	$12.40	5,359	$5,359,000	$752,000	$4,607,000	432,000	62,000
November 28, 2022	Series A-2	$13.29	1,297	1,297,000	169,000	1,128,000	98,000	14,000
November 30, 2022	Series A-3	$13.41	1,733	1,733,000	225,000	1,508,000	129,000	18,000
December 22, 2022	Series A-4	$7.60	1,934	1,934,000	251,000	1,683,000	254,000	36,000
January 31, 2023	Series A-5	$11.09	2,299	2,299,000	299,000	2,000,000	207,000	30,000
Total			12,622	$12,622,000	$1,696,000	$10,926,000	1,120,000	160,000

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series A Offerings.

Use of net proceeds from the Preferred Offerings include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 6, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company was required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For Fiscal Years 2023 and 2022, $719,000 and $3,782,000, respectively, of the Series A Offerings net proceeds were utilized in connection with the redemption of the Notes.

Issuances of Common Stock

On August 21, 2023, we entered into the Underwriting Agreement with the Underwriter (as defined above), relating to the Company’s Common Stock Offering of the Firm Securities to certain investors. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters the Option to purchase the Option Securities. On September 12, 2023, the Underwriter partially exercised its Option and purchased an additional 32,616 shares of common stock at a price of $2.60 per share. The issuance by the Company of the Option Securities resulted in total gross proceeds of approximately $84,800, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company.

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

The Firm Securities were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the SEC pursuant to the Registration Statement under the Securities, as supplemented by the Prospectus Supplement, filed with the SEC pursuant to Rule 424(b) of the Securities Act on August 23, 2023.

Account Receivable Financing Facility

The Borrowers entered into the SLR Agreement with the Lender, effective on the Facility Effective Date. Pursuant to the SLR Agreement, Lender may, from time to time and in its sole discretion, make certain Advances, against the face amounts of certain Accounts, at the Advance Rate, less any reserved funds and any other amounts due to Lender from Borrowers, up to the Maximum Amount.” Upon receipt of any Advance, Borrowers will have assigned all of its rights in such receivables and all proceeds thereof. The proceeds received from the Facility will be used to fund general working capital needs.

The SLR Agreement is effective for the Term, automatically extends for successive Renewal Terms, and the Borrowers’ are obligated to pay the Lender an early termination fee in the event the SLR Agreement is terminated under certain circumstances prior to the end of any Term or Renewal Term, as more specifically set forth in the SLR Agreement.

In connection with the AR Facility, the Company agreed to, among other things, (i) pay a finance fee equal to 2% of the Maximum Amount, payable in 24 equal monthly installments on the last day of each month of the Term until paid in full, (ii) pay a servicing fee equal to 0.30% multiplied by the Outstanding Amount for the applicable month, on the last day of each calendar month during the Term (or so long as any obligations arising under the SLR Agreement are outstanding); (iii) be charged the Financing Fee, due upon receipt of full payment of a Financed Account by Lender, equal to 1/12 of (a) the Facility Rate, multiplied by (b) the amount of the Outstanding Amount; and (iv) utilize the facility such that the monthly average aggregate Advances outstanding is at or above the Minimum Utilization. In the event that Borrower’s monthly utilization is less than the applicable Minimum Utilization for any month, the Financing Fee for such month shall be calculated as if the applicable Minimum Utilization has been satisfied.

As security for the full and prompt payment and performance of any obligations arising under the SLR Agreement, the Borrowers granted to Lender a continuing first priority security interest in all the assets of the Borrowers. The SLR Agreement also provides for customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default.

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight line basis over the term of the AR Facility. Total amounts advanced under the AR Facility from the Facility Effective Date to December 31, 2023 totaled $800,000. Interest expense and commitment fee expense for the year ended December 31, 2023 totaled $3,000 and $3,000, respectively. Refer to Note 6 for additional information.

Convertible Debt

On May 16, 2022, as summarized above and further described at Note 6, the Company entered into a securities purchase agreement with three institutional investors, providing for the sale and issuance of a new series of senior convertible notes in the aggregate original principal amount of $4,320,000, of which 8% is an original issue discount. During the third and fourth quarters of Fiscal Year 2022 we made convertible note redemption payments totaling $3,782,000. As of December 31, 2023, the outstanding balance of the Notes and related accrued interest totaled $719,000, which was subsequently paid in full in the first quarter of 2023.

Equity Distribution Agreement

On September 3, 2021, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which we could offer and sell, from time to time, through the Agents (the “ATM Offering”), up to $75 million of shares of our common stock (the “Shares”), as described at Note 7. Under the Sales Agreement, the Agents were able to sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act. Any Shares offered and sold in the ATM Offering were issued pursuant to our Registration Statement on Form S-3 filed with the SEC on September 7, 2021. During Fiscal Year 2022 the Company issued 16,182 shares of common stock, at an average price of $19.80, raising net proceeds of $312,000, under the Sales Agreement. The term of the ATM Offering terminated on November 16, 2022, one year from the date that the Form S-3 was declared effective by the SEC. The net proceeds from sales of Shares pursuant to the ATM Offering were used primarily for the repayment of certain indebtedness, working capital and general corporate purposes.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of December 31, 2023, other than as described herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of December 31, 2023 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021.

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

Revenue Recognition

The Company generates revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) content and technology through the production and distribution of our own, advertiser and third-party content, and (iii) direct to consumer offers, including in-game items, e-commerce, game passes and digital collectibles.

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services and when the customer obtains control of the good or service. In this regard, revenue is recognized when: (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations; (ii) the entity can identify each party’s rights regarding the goods or services to be transferred; (iii) the entity can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine each parties rights regarding the goods or services to be transferred, each parties performance obligations, whether performance obligations are satisfied at a point in time or over time, estimates of completion methodologies, the timing of satisfaction of performance obligations, whether we are a principal or agent in the arrangement and the appropriate period or periods in which, or during which, the completion of the earnings process and transfer of control occurs. Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding revenue arrangements in any specific period, our periodic financial results may be materially affected.

Accounting for Business Combinations

We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. In addition, when we have acquisitions where substantially all of the fair value of assets acquired is concentrated in a single asset or group of similar assets, we account for the acquisitions as asset acquisitions.

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

Significant judgements and estimates may be required in connection with determining the number of reporting units; determining intangible asset groupings; if, and in what period a triggering event has occurred requiring and impairment review; determining the nature timing and extent of undiscounted cash flows, including revenue forecasts and related growth rates and applicable costs; residual values if any; and discount rates and other inputs used in connection with the calculation of the fair values of applicable asset groups. Variations in any of these judgements and estimates could have a material impact on our financial results.

In the fourth quarter of Fiscal Year 2023 we recorded a non-cash impairment charge related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, and significant changes in the manner of our use of the acquired assets or the strategy in the context of our overall business. Due to underperformance relative to historical and projected future operating results and a decision to deploy resources in other areas of the business, we performed an impairment analysis and determined that the sum of the expected undiscounted future cash flows resulting from the use of the assets was less than the carrying amount of the assets, resulting in an impairment loss totaling $7.1 million, which is recorded in the accompanying consolidated statement of operations for Fiscal Year 2023. The fair value was determined using a discounted cash flow approach, with cash flow projections over the remaining life of the intangible assets of five years and a discount rate of 16% based on the Company’s estimated cost of capital.

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

When conducting the Company’s annual or interim goodwill impairment assessment, we have the option to initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in FASB ASC Topic 350 - Intangibles Goodwill and Other (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances.

When conducting the Company’s annual or interim goodwill impairment assessment, we have the option to initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in FASB ASC Topic 350 - Intangibles Goodwill and Other (“ASC 350”) which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances.

For the year ended December 31, 2023:

●	December 31, 2023 Goodwill Impairment Testing:

At December 31, 2023, the Company bypassed the optional qualitative assessment and performed a quantitative goodwill impairment test. We utilized the market capitalization of the Company as of December 31, 2023, a Level 1 input, to estimate the fair value of the Company’s single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $29.1 million, compared to a carrying value of our single reporting unit of $10.0 million as of December 31, 2023. Based on the analysis, the fair value of our single reporting unit exceeded its carrying value as of December 31, 2023, and therefore, the Company concluded that goodwill was not “more likely than not” impaired as of December 31, 2023.

For the year ended December 31, 2022:

As of January 1, 2022, goodwill totaled $50,263,000. During the year ended December 31, 2022, goodwill impairment charges totaled $50,263,000, and were comprised of the following:

●	September 30, 2022 Goodwill Impairment Testing

At September 30, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $50,263,000.

At September 30, 2022, from a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, and also considered the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the third quarter of Fiscal Year 2022. We also considered that the Company experienced significant inorganic and organic growth in the year ended December 31, 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Super Biz on our premium advertising inventory, product offerings to advertisers, applicable current period revenue recognized and future revenue generating opportunities.

However, the Company's stock price had been volatile, and the volatility continued during the three months ended September 30, 2022, declining 34% to $13.60 as of September 30, 2022, reflecting a market capitalization that was approximately 38% of the Company’s September 30, 2022 net book value. To assess whether the decline in our market capitalization was an indicator requiring an interim goodwill impairment test, we considered the significance of the decline and the length of time our common stock had been trading at a depressed value along with the macro factors described above. The significance of the decline is consistent with the broader microcap market. As of September 30, 2022 the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event requiring a goodwill impairment test as of September 30, 2022 was deemed to have occurred.

We utilized the market capitalization of the Company as of September 30, 2022, a Level 1 input as described above, to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying our September 30, 2022 stock price and the common shares outstanding as of September 30, 2022. The market capitalization approach was utilized to estimate the fair value of our single reporting unit as of September 30, 2022, due to the significance of the decline in stock price as of September 30, 2022, resulting in a market capitalization that was 38% of the net book value of our single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million as of September 30, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of September 30, 2022, resulting in a goodwill impairment charge of $42.0 million in the third quarter of 2022, which was reflected in the consolidated statement of operations for the year ended December 31, 2022.

●	December 31, 2022 Goodwill Impairment Testing

At December 31, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $8.3 million.

At December 31, 2022, from a qualitative standpoint, we considered the factors described above under “September 30, 2022 Goodwill Impairment Testing,” including the applicable current period reported loss and negative cash flows from operating activities, and the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the fourth quarter of Fiscal Year 2022. Similarly, given the Company’s recent significant growth, management did not believe that the December 31, 2022 market capitalization of the Company was indicative of any fundamental change in the Company’s underlying business or future prospects as of the December 31, 2022 measurement date.

The Company's stock price had been volatile, and the volatility continued during the three months ended December 31, 2022, declining 50% from the September 30, 2022 closing price to $6.72 as of December 31, 2022, reflecting a market capitalization that was approximately 46% of the Company’s December 31, 2022 net book value. As of December 31, 2022 the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event requiring a goodwill impairment test as of December 31, 2022 was deemed to have occurred.

We utilized the market capitalization of the Company as of December 31, 2022, a Level 1 input, to estimate the fair value of the Company’s single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $12.6 million, compared to a carrying value of our single reporting unit of $27.5 million as of December 31, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of December 31, 2022, resulting in an additional goodwill impairment charge of $8.3 million for the year ended December 31, 2022, reflecting the write down of the remaining balance of goodwill for our single reporting unit.

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

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for business combinations and related contingent consideration, accounting for convertible debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments and estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 (“Evaluation Date”). Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of a material weakness in our internal control over financial reporting in connection with the preparation of our consolidated interim financial statements for the three and nine months ended September 30, 2023, related to the accounting for the triggering of a down round feature related to preferred stock, our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective as of the Evaluation Date.

Restatement of Consolidated Interim Financial Statements for the three and nine months ended September 30, 2023.

On March 26, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), based upon the recommendation of management, concluded that the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Third Quarter 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2023, should no longer be relied upon. The determination resulted from an error made in the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2023, as previously filed in the Third Quarter 10-Q, arising from the exclusion of the calculated noncash value of the effect of the down round feature triggered in August of 2023, on the Company’s Series AA Convertible Preferred Stock, which should have been recorded as a noncash charge directly to accumulated deficit and a noncash reduction to income available to common stockholders in the computation of earnings per share.

In connection with the Company’s year-end 2023 closing procedures, management reassessed the guidance set forth in ASC 260, “Earnings Per Share” and determined that the value of the effect of a down round feature that is triggered on preferred stock should be recognized as a noncash charge to accumulated deficit and a noncash reduction to income available to common stockholders in the computation of earnings per share in the period that the down round feature is triggered.

As a result: (i) management has noted an error affecting additional paid in capital and accumulated deficit, with no impact on total equity, and a noncash error with respect to the computation of loss per share as reported in the Third Quarter 10-Q; and (ii) in connection with the Company’s 2023 year-end closing procedures, on March 26, 2024, due to the materiality of the error to loss per share originally reported in the Third Quarter 10-Q, the Company’s management and the Audit Committee determined that the Company's Third Quarter 10-Q should be restated to reflect the modifications described above.

None of the above changes had any impact on total assets, total liabilities, total equity, revenues, cost of revenues, operating expense or net loss as reported for the three and nine months ended September 30, 2023 in the Company’s Third Quarter 10-Q. No financial statements or disclosures prior to the financial statements for the quarterly periods ended September 30, 2023 were affected by the issue described above.

Notwithstanding the material weakness described above, management believes the consolidated financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.

Remediation Plan. Since the date we identified this material weakness, we have taken steps to ensure that financial statement preparation checklists utilized by the Company to identify non-standard and complex transactions disclosure requirements are completed and reviewed by resources with requisite knowledge in a timely manner for interim financial reporting purposes, to improve disclosure controls and procedures and internal control over financial reporting in these complex non-standard technical areas. While we had procedures and processes to apply accounting and disclosure standards to non-standard and complex transactions, we did not have adequate resources to provide for the timely identification of the required treatment of the value of a down round feature in the period in which it is triggered. This material weakness prevented us from properly including the noncash impact of the down round feature as a noncash reduction to accumulated deficit and a noncash reduction of income available to common stockholders in the computation of earnings per share for the third quarter of 2023, and we have included the restated financial information for the third quarter in Note 12 to our Annual Report on Form 10-K as of and for the year ended December 31, 2023.

Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to implement policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting were not effective as of December 31, 2023, as described above.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fiscal quarter ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 29, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 29, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 29, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 29, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 29, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Enterprise, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Enterprise, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.3	Asset Purchase Agreement, dated October 4, 2021, among Super League Enterprise, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
2.4	Asset Purchase Agreement, by and between Super League Gaming, Inc., and Melon, Inc., dated May 4, 2023	Exhibit 2.3 to the Current Report on Form 8-K, filed on May 9, 2023.
3.1	Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated November 19, 2018.	Exhibit 3.1 to the Registration Statement, filed on January 4, 2019.
3.2	Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019.
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019.
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated July 24, 2020.	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 24, 2020.
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock	Exhibit 3.5 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock	Exhibit 3.6 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series A-3 Preferred Stock	Exhibit 3.7 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.8	Certificate of Designation of Preferences, Rights and Limitations of the Series A-4 Preferred Stock	Exhibit 3.8 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.9	Certificate of Designation of Preferences, Rights and Limitations of the Series A-5 Preferred Stock	Exhibit 3.9 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on April 25, 2023
3.11*	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Filed herewith
3.12	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on May 4, 2023
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K/A, filed on May 9, 2023, as amended on May 10, 2023.
3.14	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 2, 2023
3.15	Certificate of Amendment to Super League Gaming, Inc.’s Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.2 to the Current Report on Form 8-K, filed on June 2, 2023
3.16	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as Amended, of Super League Gaming, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 8, 2023.
3.17	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 6, 2023

3.18	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 22, 2023
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement, filed on February 12, 2019.
4.2	Form of Registration Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1 , filed on January 4, 2019.
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019.
4.7	Form of May 2022 Convertible Promissory Note	Exhibit 10.2 to the Current Report on Form 8-K, filed May 16, 2022.
4.8	Form of Placement Agent Warrant	Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
4.9	Form of Placement Agent Warrants	Exhibit 10.3 to the Current Report on Form 8-K, filed on April 25, 2023
4.10	Form of Pre-Funded Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on August 24, 2023
4.11	Form of Placement Agent Warrants	Exhibit 10.5 to the Current Report on Form 8-K filed on December 6, 2023
10.1†	Super League Enterprise, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement , filed on January 4, 2019.
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement , filed on January 4, 2019.
10.3	Subscription Agreement, among Nth Games, Inc. and certain accredited investors.	Exhibit 10.3 to the Registration Statement , filed on January 4, 2019.
10.4	Subscription Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.4 to the Registration Statement, filed on January 4, 2019.
10.5	Form of Theater Agreement, filed herewith.	Exhibit 10.5 to the Registration Statement , filed on January 4, 2019.
10.6	Lease between Super League Enterprise, Inc. and Roberts Business Park Santa Monica LLC, dated June 1, 2016.	Exhibit 10.6 to the Registration Statement, filed on January 4, 2019.
10.7+	License Agreement between Super League Enterprise, Inc. and Riot Games, Inc., dated June 22, 2016.	Exhibit 10.7 to the Registration Statement , filed on January 4, 2019.
10.8+	Amended and Restated License Agreement between Super League Enterprise, Inc. and Mojang AB, dated August 1, 2016.	Exhibit 10.8 to the Registration Statement , filed on January 4, 2019.
10.9+	Master Agreement between Super League Enterprise, Inc. and Viacom Media Networks, dated June 9, 2017.	Exhibit 10.9 to the Registration Statement, filed on January 4, 2019.
10.10	Form of Common Stock Purchase Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.10 to the Registration Statement , filed on January 4, 2019.
10.11	Form of Investors’ Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.11 to the Registration Statement, filed on January 4, 2019.
10.12†	Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated June 16, 2017.	Exhibit 10.12 to the Registration Statement , filed on January 4, 2019.
10.13†	Employment Agreement, between Super League Enterprise, Inc. and David Steigelfest, dated October 31, 2017.	Exhibit 10.13 to the Registration Statement, filed on January 4, 2019.
10.14	Riot Games, Inc. Extension Letter, dated November 21, 2017.	Exhibit 10.14 to the Registration Statement, filed on January 4, 2019.
10.15	Form of Note Purchase Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.15 to the Registration Statement , filed on January 4, 2019.
10.16	Form of Security Agreement, between Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.16 to the Registration Statement, filed on January 4, 2019.
10.17	Form of Intercreditor and Collateral Agent Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.17 to the Registration Statement , filed on January 4, 2019.

10.18	Form of Investors’ Rights Agreement (9% Secured Convertible Promissory Notes), among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.18 to the Registration Statement , filed on January 4, 2019.
10.19	Master Service Agreement and Initial Statement of Work between Super League Enterprise, Inc. and Logitech Inc., dated March 1, 2018.	Exhibit 10.19 to the Registration Statement , filed on January 4, 2019.
10.20	Asset Purchase Agreement, between Super League Enterprise, Inc. and Minehut, dated June 22, 2018.	Exhibit 10.20 to the Registration Statement, filed on January 4, 2019.
10.21†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement , filed on January 4, 2019.
10.22†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and David Steigelfest, dated November 1, 2018.	Exhibit 10.22 to the Registration Statement, filed on January 4, 2019.
10.23†	Employment Agreement, between Super League Enterprise, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019.
10.24†	Employment Agreement, between Super League Enterprise, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement , filed on January 4, 2019.
10.25++	Commercial Partnership Agreement between Super League Enterprise, Inc., and ggCircuit, LLC, dated September 23, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 14, 2019.
10.26	Form of Registration Rights Agreement, dated March 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 11, 2021.
10.27	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.28	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.29	Equity Distribution Agreement, dated as of September 3, 2021, by and between Super League Enterprise, Inc. and Maxim Group LLC.	Exhibit 1.3 to the Company’s Registration Statement on Form S-3 (File No. 333-259347, filed September 7, 2021.
10.30	Share Purchase Agreement, by and between Super League Enterprise, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.31†	Executive Employment Agreement between Super League Gaming, Inc., and Ann Hand, dated January 5, 2022	Exhibit 10.1 to the Current Report on Form 8-K filed January 7, 2022.
10.32†	Executive Employment Agreement between Super League Gaming, Inc., and Clayton Haynes, dated January 5, 2022	Exhibit 10.2 to the Current Report on Form 8-K filed January 7, 2022.
10.33†	Executive Employment Agreement between Super League Gaming, Inc., and David Steigelfest, dated January 5, 2022	Exhibit 10.3 to the Current Report on Form 8-K filed January 7, 2022.
10.34†	Executive Employment Agreement between Super League Gaming, Inc., and Matt Edelman, dated January 5, 2022	Exhibit 10.4 to the Current Report on Form 8-K filed January 7, 2022.
10.35†	Executive Employment Agreement between Super League Gaming, Inc., and Michael Wann, dated January 5, 2022	Exhibit 10.5 to the Current Report on Form 8-K filed January 7, 2022.
10.36	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Enterprise, Inc. and Tumim Stone Capital LLC	Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022.
10.37	Securities Purchase Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.1 to the Current Report on Form 8-K, filed May 16, 2022.
10.38	Registration Rights Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.3 to the Current Report on Form 8-K, filed May 16, 2022.
10.39†	Transition Letter Agreement dated January 13, 2023, between Super League Gaming, Inc. and Mike Wann.	Exhibit 10.1 to the Current Report on Form 8-K, filed January 20, 2023.
10.40	Form of Placement Agency Agreement	Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.41	Form of Series A Subscription Agreement	Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.42	Form of Registration Rights Agreement	Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023

10.43	Form of Series AA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 25, 2023
10.44	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed on April 25, 2023
10.45	Placement Agency Agreement by and between Aegis Capital Corp. and Super League Gaming, Inc., dated March 24, 2023.	Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2023
10.46	Underwriting Agreement, dated August 21, 2023, between Super League Gaming, Inc. and Aegis Capital Corp.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2023
10.47	Warrant Agency Agreement, dated August 23, 2023, between Super League Gaming, Inc and Direct Transfer, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on August 24, 2023
10.48	Form of Series AAA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023
10.49	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023
10.50	Form of Series A Exchange Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 6, 2023
10.51	Form of Series AA Exchange Agreement	Exhibit 10.4 to the Current Report on Form 8-K filed on December 6, 2023
10.52	Financing and Security Agreement, effective December 17, 2023, by and among Super League Enterprise, Inc., Mobcrush Streaming, Inc., InPVP, LLC and SLR Digital Finance, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2023
10.53	Placement Agency Agreement, dated November 6, 2023, between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2023
10.54	Mutual General Release and Settlement Agreement by and between 3i, LP, Nomis Bay Ltd. and BPY Limited and Super League Enterprise, Inc., dated March 12, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2024
10.55*	Asset Purchase Agreement by and between Super League Enterprise, Inc. and GamerSafer, Inc.	Filed herewith.
14.1	Super League Enterprise, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement , filed on January 4, 2019.
21.1*	Subsidiaries of Registrant	Filed herewith.
23.1*	Consent of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC
23.2*	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP	Filed herewith.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1*	Super League Enterprise, Inc. Clawback Policy	Filed herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

SUPER LEAGUE ENTERPRISE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Super League Enterprise, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Super League Enterprise, Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has recurring and expected future losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of the Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Note 12 to the financial statements, the unaudited interim financial statements as of and for the three and nine months ended September 30, 2023 have been restated to correct certain misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

Whippany, New Jersey

April 12, 2024

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Super League Enterprise, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Super League Enterprise, Inc. (formerly, “Super League Gaming, Inc.”)(the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As noted in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also included in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor from 2016 to 2023.

Los Angeles, California

March 31, 2023

PCAOB ID Number 23

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(Rounded to the nearest thousands, except share and per share data)

	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$7,609,000	$2,482,000
Accounts receivable	8,287,000	6,134,000
Prepaid expense and other current assets	862,000	1,381,000
Total current assets	16,758,000	9,997,000
Property and Equipment, net	70,000	147,000
Intangible and Other Assets, net	6,636,000	20,066,000
Goodwill	1,864,000	-
Total assets	$25,328,000	$30,210,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$10,420,000	$6,697,000
Accrued contingent consideration	1,812,000	3,206,000
Contract liabilities	339,000	111,000
Secured loan – SLR Facility	800,000	-
Convertible note payable and accrued interest	-	679,000
Total current liabilities	13,371,000	10,693,000
Accrued contingent consideration – long term	396,000	-
Warrant liability	1,571,000	-
Deferred taxes	-	313,000
Total liabilities	15,338,000	11,006,000

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 23,656 and 10,323 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 4,774,116 and 1,880,299 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	81,000	47,000
Additional paid-in capital	258,923,000	229,900,000
Accumulated deficit	(249,014,000)	(210,743,000)
Total stockholders’ equity	9,990,000	19,204,000
Total liabilities and stockholders’ equity	$25,328,000	$30,210,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Rounded to the nearest thousands, except share and per share data)

	2023	2022

REVENUES	$25,079,000	$19,677,000

COST OF REVENUES	15,297,000	11,162,000

GROSS PROFIT	9,782,000	8,515,000

OPERATING EXPENSE
Selling, marketing and advertising	12,450,000	12,036,000
Engineering, technology and development	9,500,000	15,876,000
General and administrative	10,258,000	12,094,000
Contingent consideration	1,075,000	3,206,000
Loss on intangible asset disposal	2,284,000	-
Impairment of intangible assets	7,052,000	-
Impairment of goodwill	-	50,263,000
Total operating expense	42,619,000	93,475,000

NET OPERATING LOSS	(32,837,000)	(84,960,000)

OTHER INCOME (EXPENSE)
Interest expense	(50,000)	(679,000)
Loss on exchange of preferred instruments	(681,000)	-
Change in fair value of warrant liability	2,898,000	-
Other	27,000	(17,000)
Total other income	2,194,000	(696,000)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(30,643,000)	(85,656,000)

Benefit from income taxes	313,000	205,000

NET LOSS	$(30,330,000)	$(85,451,000)

Net loss per share attributable to common stockholders – basic and diluted
Basic and diluted loss per common share (1)	$(13.67)	$(45.95)
Weighted-average number of common shares outstanding, basic and diluted	2,799,044	1,859,474

(1)	Refer to Note 2 for calculation of net loss attributable to common stockholders

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Rounded to the nearest thousands, except share and per share data)

	2023	2022
Preferred stock (Shares):
Balance, beginning of period	10,323	-
Issuance of Series A preferred stock	-	5,359
Issuance of Series A-2 preferred stock	-	1,297
Issuance of Series A-3 preferred stock	-	1,733
Issuance of Series A-4 preferred stock	-	1,934
Issuance of Series A-5 preferred stock at $1,000 per share	2,299	-
Issuance of Series AA preferred stock at $1,000 per share	7,680	-
Issuance of Series AA-2 preferred stock at $1,000 per share	1,500	-
Issuance of Series AA-3 preferred stock at $1,000 per share	1,025	-
Issuance of Series AA-4 preferred stock at $1,000 per share	1,026	-
Issuance of Series AA-5 preferred stock at $1,000 per share	550	-
Issuance of Series AAA preferred stock at $1,000 per share	5,377	-
Issuance of Series AAA-2 preferred stock at $1,000 per share	2,978	-
Series AAA-1 Issued in Exchange for Series A & AA Preferred	4,011	-
Series AAA-2 Issued in Exchange for Series A & AA Preferred	2,356	-
Exchanged Series A and AA Preferred stock	(6,367)	-
Conversions of Series A Preferred stock to common stock	(5,761)	-
Conversions of Series AA Preferred stock to common stock	(3,116)	-
Conversions of Series AAA Preferred stock to common stock	(225)	-
Balance, end of period	23,656	10,323

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-
Issuance of Series A preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series A-2 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series A-3 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series A-4 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series A-5 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA-2 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA-3 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA-4 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA-5 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AAA preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AAA-2 preferred stock, $0.001 par value, at $1,000 per share	-	-
Series AAA-1 Issued in Exchange for Series A & AA Preferred	-	-
Series AAA-2 Issued in Exchange for Series A & AA Preferred	-	-
Exchanged Series A and AA Preferred stock	-	-
Conversions of Series A Preferred stock	-	-
Conversions of Series AA Preferred stock	-	-
Conversions of Series AAA Preferred stock	-	-
Balance, end of period	$-	$-

Common stock (Shares):
Balance, beginning of period	1,880,299	1,840,460
Issuance of common stock at $2.60 per share, net of issuance costs	811,270	-
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	67,500	-
Common stock issued for Melon Acquisition	77,834	-
Common stock issued for Bannerfy Acquisition	8,985	2,683
Common stock issued for Super Biz Acquisition	49,400	-
Stock-based compensation	69,666	18,103
Conversion of Series A preferred stock	520,931	-
Conversion of Series AA preferred stock	922,097	-
Conversion of Series AAA preferred stock	133,153	-
Preferred stock dividends paid – common stock	232,981	-
Other	-	19,053
Balance, end of period	4,774,116	1,880,299

Common stock (Amount, at Par Value):
Balance, beginning of period	$47,000	$46,000
Issuance of common stock at $2.60 per share, net of issuance costs	16,000	-
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	1,000	-
Conversion of Series A, AA and AAA preferred stock	15,000	-
Stock-based compensation	-	-
Common stock issued for Super Biz Acquisition	1,000	-
Common stock issued for Melon Acquisition	1,000	-
Common stock issued for Bannerfy Acquisition	-	-
Other	-	1,000
Balance, end of period	$81,000	$47,000

Additional paid-in-capital:
Balance, beginning of period	$229,900,000	$215,943,000
Issuance of Series A preferred stock at $1,000 per share, net of issuance costs	-	4,607,000
Issuance of Series A-2 preferred stock at $1,000 per share, net of issuance costs	-	1,128,000
Issuance of Series A-3 preferred stock at $1,000 per share, net of issuance costs	-	1,508,000
Issuance of Series A-4 preferred stock at $1,000 per share, net of issuance costs	-	1,683,000
Issuance of Series A-5 preferred stock at $1,000 per share, net of issuance costs	1,919,000	-
Issuance of Series AA preferred stock at $1,000 per share, net of issuance costs	5,319,000	-
Issuance of Series AA-2 preferred stock at $1,000 per share, net of issuance costs	1,278,000	-
Issuance of Series AA-3 preferred stock at $1,000 per share, net of issuance costs	690,000	-
Issuance of Series AA-4 preferred stock at $1,000 per share, net of issuance costs	681,000	-
Issuance of Series AA-5 preferred stock at $1,000 per share, net of issuance costs	379,000	-
Series AA Preferred additional investment rights	1,794,000	-
Issuance of Series AAA preferred stock at $1,000 per share, net of issuance costs	4,488,000	-
Issuance of Series AAA-2 preferred stock at $1,000 per share, net of issuance costs	2,591,000	-
Issuance of common stock at $2.60 per share, net of issuance costs	1,745,000	-
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	159,000	-
Conversion of Series A, AA and AAA preferred stock	(15,000)	-
Preferred stock dividends paid – common stock	374,000	-
Deemed dividend on Series AA Preferred Stock	7,567,000	-
Common stock purchase warrants issued to placement agent	(3,788,000)	-
Common stock issued for Melon Acquisition	721,000	-
Common stock issued for Bannerfy Acquisition	70,000	220,000
Common stock issued for Super Biz Acquisition	547,000	-
Stock-based compensation	2,504,000	4,491,000
Other	-	320,000
Balance, end of period	$258,923,000	$229,900,000

Accumulated Deficit:
Balance, beginning of period	$(210,743,000)	$(125,292,000)
Deemed dividend on Series AA Preferred Stock	(7,567,000)	-
Preferred stock dividends paid – common stock	(374,000)	-
Net loss	(30,330,000)	(85,451,000)
Balance, end of period	$(249,014,000)	$(210,743,000)
Total stockholders’ equity	$9,990,000	$19,204,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Rounded to the nearest thousands)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,330,000)	$(85,451,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,376,000	5,403,000
Stock-based compensation	2,735,000	4,263,000
Change in fair value of warrant liability	(2,898,000)	-
Change in fair value of contingent consideration	(545,000)	-
Loss on exchange of placement agent warrants	681,000	-
Impairment of intangible assets and goodwill	7,052,000	50,263,000
Write-off of intangible assets	-	423,000
Loss on intangible asset disposal	2,284,000	-
Amortization of convertible notes discount	40,000	280,000
Changes in assets and liabilities:
Accounts receivable	(2,113,000)	193,000
Prepaid expense and other current assets	146,000	182,000
Accounts payable and accrued expense	3,412,000	1,402,000
Accrued contingent consideration	(1,064,000)	3,206,000
Contract liabilities	228,000	35,000
Deferred taxes	(313,000)	(205,000)
Accrued interest on notes payable	(180,000)	180,000
Net cash used in operating activities	(15,489,000)	(19,826,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with Melon Acquisition, net	(150,000)	-
Purchase of property and equipment	(8,000)	(149,000)
Purchase of third-party game properties	-	(500,000)
Capitalization of software development costs	(650,000)	(923,000)
Acquisition of other intangible and other assets	(17,000)	(118,000)
Net cash used in investing activities	(825,000)	(1,690,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	19,295,000	8,926,000
Proceeds from issuance of common stock, net of issuance costs	1,885,000	320,000
Proceeds from note payable	-	4,000,000
Payments on convertible notes	(539,000)	(3,781,000)
Proceeds from accounts receivable facility	800,000	-
Net cash provided by financing activities	21,441,000	9,465,000

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	5,127,000	(12,051,000)

CASH AND CASH EQUIVALENTS – beginning of year	2,482,000	14,533,000

CASH AND CASH EQUIVALENTS – end of year	$7,609,000	$2,482,000

SUPPLEMENTAL NONCASH INVESTING ACTIVITIES
Issuance of common stock in connection with Melon Acquisition	$722,000	$-
Issuance of common stock in connection with the payment of Super Biz Contingent Consideration	548,000	-
Issuance of common stock in connection with Bannerfy disposition	70,000	220,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Enterprise, Inc. (Nasdaq: SLE), (“Super League,” the “Company,” “we,” “us” or “our”) is a leading creator and publisher of content experiences and media solutions across the world’s largest immersive platforms. From open gaming powerhouses such as Roblox, Minecraft and Fortnite Creative, to bespoke worlds built using the most advanced 3D creation tools, Super League’s innovative solutions provide incomparable access to massive audiences who gather in immersive digital spaces to socialize, play, explore, collaborate, shop, learn and create. As a true end-to-end activation partner for dozens of global brands, Super League offers a complete range of development, distribution, monetization and optimization capabilities designed to engage users through dynamic, energized programs. As an originator of new experiences fueled by a network of top developers, a comprehensive set of proprietary creator tools and a future-forward team of creative professionals, Super League accelerates intellectual property (“IP”) and audience success within the fastest growing sector of the media industry.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015, and to Super League Enterprise, Inc. on September 11, 2023. We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, as amended.

On May 30, 2023, the Company filed a Certificate of Amendment (the “2023 First Amendment”) to its Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), increasing the number of authorized shares of common stock, par value $0.001 per share (“common stock”) from 100,000,000 to 400,000,000. The Company’s Board of Directors (the “Board”) previously approved the Amendment on March 17, 2023, and the Company obtained the approval of the First Amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

On September 7, 2023, the Company filed a Certificate of Amendment (the “2023 Second Amendment”) to the Charter, which Second Amendment became effective as of September 11, 2023, to change the name of the Company from Super League Gaming, Inc. to Super League Enterprise, Inc. (the “Name Change”) and to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-20 (the “Reverse Split”). The Name Change and the Reverse Split were approved by the Company’s Board on July 5, 2023, and approved by the stockholders of the Company on September 7, 2023. Refer to Note 7 below for additional information regarding the Reverse Split.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

All references to “Note,” followed by a number reference from one to twelve herein, refer to the applicable corresponding numbered footnotes to these consolidated financial statements.

In connection with the Name Change, the Company also changed its Nasdaq ticker symbol to “SLE” from “SLGG.”

Refer to Note 12. “Restatement of Quarterly Financial Information (unaudited), for information about the restatement of the Company’s financial statements as of and for the three and nine months ended September 30, 2023, arising from the exclusion of the calculated noncash value of the effect of the down round feature on the Company’s Series AA Preferred stock, triggered in August 2023, which should have been recorded as a noncash charge directly to accumulated deficit and a noncash reduction to income available to common stockholders in the computation of earnings per share.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for business combinations and related contingent consideration, accounting for convertible debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $30.3 million and $85.5 million for the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $249.0 million as of December 31, 2023. Noncash stock compensation, amortization and impairment charges for the years ended December 31, 2023 and 2022 totaled $17.3 million and $60.1 million, respectively. For the years ended December 31, 2023 and 2022 net cash used in operating activities totaled $15.5 million and $19.8 million, respectively.

The Company had cash and cash equivalents of $7.6 million and $2.5 million as of December 31, 2023 and 2022, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the lingering effects of COVID-19 and the threat of other outbreaks, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by ASC 205-40, “Going Concern,” (“ASC 205”).

Management’s Plans

The Company experienced significant growth in fiscal year 2023, 2022 and 2021 through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter and year over year increases in recognized revenue across our primary revenue streams. In fiscal year 2023, we acquired Melon, as described below, and focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of operating costs. Management continues to consider alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings. Refer to Note 7 for recent equity financing activities.

The Company considers historical operating results, costs, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period. Management’s considerations assume, among other things, that the Company will continue to be successful implementing its business strategy, that there will be no material adverse developments in the business, liquidity or capital requirements, and the Company will be able to raise additional equity and / or debt financing on acceptable terms. If one or more of these factors do not occur as expected, it could cause a reduction or delay of the Company’s business activities, sales of material assets, default on its obligations, or forced insolvency. The accompanying consolidated financial statements do not contain any adjustments which might be necessary if the Company were unable to continue as a going concern. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Reclassifications

Certain reclassifications to operating expense line items have been made to prior year amounts for consistency and comparability with the current year’s consolidated financial statement presentation. These reclassifications had no effect on the reported total revenue, operating expense, total assets, total liabilities, total stockholder’s equity, or net loss for the prior period presented.

Revenue Recognition

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services and when the customer obtains control of the good or service. In this regard, revenue is recognized when: (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations; (ii) the entity can identify each party’s rights regarding the goods or services to be transferred; (iii) the entity can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

The Company generates revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) content and technology through the production and distribution of our own, advertiser and third-party content, and (iii) direct to consumer offers, including in-game items, e-commerce, game passes and digital collectibles.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction-by-transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the goods or services prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its media and advertising, publishing and content studio and direct to consumer revenue streams, except in situations where we utilize a reseller partner with respect to media and advertising sales arrangements.

In the event a customer pays us consideration, or we have a right to an amount of consideration that is unconditional, prior to our transfer of a good or service to the customer, we reflect the contract as a contract liability when the payment is made or the payment is due, whichever is earlier. In the event we perform by transferring goods or services to a customer before the customer pays consideration or before payment is due, we reflect the contract as a contract asset, excluding any amounts reflected as a receivable.

Media and Advertising

Media and advertising revenue primarily consists of direct and reseller sales of our on-platform media and analytics products, and influencer marketing campaign sales to third-party brands and agencies (hereinafter, “Brands”).

On Platform Media

On platform media revenue is generated from third party Brands advertising in-game on Roblox, on our Minehut Minecraft platform, or other digital platforms. Media assets include static billboards, video billboards, portals, 3D characters, Pop Ups and other media products. We work with Brands to determine the specific campaign media to deploy, target ad units and target demographics. We customize the media advertising campaign and media products with applicable branding, images and design and place the media on the various digital platforms. Media is delivered via our Super Biz Roblox platform, the Roblox Immersive Ads platform, our owned and operated Minehut platform and others. Media placement can be based on a cost per thousand, other cost per measure, or a flat fee. Media and advertising arrangements typically include contract terms for time periods ranging from one week to two or three months in length.

For on-platform media campaigns, we typically insert media products on-platform (in-game) to deliver to the Brand a predetermined number of impressions identified in the underlying contract. The benefit accrues to the Brand at the time that we deliver the impression on the platform, and the media product is viewed or interacted with by the on-platform user. The performance obligation for on-platform media campaigns is each impression that is guaranteed or required to be delivered per the underlying contract.

Each impression is considered a good or service that is distinct under the revenue standard, and the performance obligation under our on-platform media contracts is the delivery of a series of impressions. Each impression required to be delivered in the series that we promise to transfer to the Brand meets the criteria to be a performance obligation satisfied over time, due to the fact that (1) our performance does not create an asset with an alternative use to the Company, and (2) we have an enforceable right to payment for performance completed to date per the terms of the contract. Further, the same method is used to measure our progress toward complete satisfaction of the performance obligation to transfer each distinct impression, as in the transfer of the series of impressions to the customer, which is based on actual delivery of impressions. As such, we account for the specified series of impressions as a single performance obligation.

The delivery of the impression on platform represents the change in control of the good or service, and therefore, the Company satisfies its performance obligations and recognizes revenue based on the delivery of impressions under the contract.

Influencer Marketing

Influencer marketing revenue is generated in connection with the development, management and execution of influencer marketing campaigns on behalf of Brands, primarily on You Tube, Instagram and Tik Tok. Influencer marketing campaigns are collaborations between Super League, popular social-media influencers, and Brands, to promote a Brands’ products or services. Influencers are paid a flat rate per post to feature a Brand’s product or service on their respective social media outlets.

For influencer marketing campaigns that include multiple influencers, the customer can benefit from the influencer posts either on its own or together with other resources that are readily available to the customer. Our influencer marketing campaigns for Brands (1) incorporate a significant service of integrating the goods or services with other goods or services promised in the contract (typically additional influencer posts) into a bundle of goods or services that represent the combined output that the customer has contracted for, and (2) the goods or services are interdependent in that each of the goods or services is affected by one or more of the other goods or services in the contract which combined, create an influencer marketing campaign to satisfy the Brand’s specific campaign objectives. The interdependency of the performance obligations is supported by an understanding of what a customer expects to receive as a final product with respect to an influencer marketing campaign, which is an integrated influencer marketing advertising campaign that the influencer posts create when they are combined into an overall integrated campaign.

Our customers receive and consume the benefits of each influencer’s post as the content is posted on the influencers respective social media outlet. In addition, the influencer marketing campaigns and videos created by influencers are highly customized advertising engagements, where Brand specific assets and collateral are created for the customer based on specific and customized specifications, and therefore, does not create an asset with an alternative use. Further, based on contract terms, we typically have an enforceable right to payment for performance to date during the term of the arrangement.

We recognize revenues for influencer marketing campaigns based on input methods which recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. As such, revenues are recognized over the term of the campaign, as the influencer videos are posted, based on costs incurred to date relative to total costs for the influencer marketing campaign.

Publishing and Content Studio

Publishing and content studio revenue consists of revenue generated from immersive game development and custom game experiences within our owned and affiliate game worlds, and revenue generated in connection with our production, curation and distribution of entertainment content for our own network of digital channels and media and entertainment partner channels.

Publishing

Custom builds are highly customized branded game experiences created and built by Super League for customers on existing digital platforms such as Roblox, Fortnite, Decentraland and others. Custom builds often include the creation of highly customized and branded gaming experiences and other campaign specific media or products to create an overall customized immersive world campaign.

Custom integrations are highly customized advertising campaigns that are integrated into and run on existing affiliate Roblox gaming experiences. Custom integrations will often include the creation of highly customized and branded game integration elements to be integrated into the existing Roblox gaming experience to the customers specifications and other campaign specific media or products. We also create custom integrations on our owned and operated digital property “Minehut” for Brands.

Our custom builds and custom integration (hereinafter, “Custom Programs”) campaign revenue arrangements typically include multiple promises and performance obligations, including requirements to design, create and launch a platform game, customize and enhance an existing game, deploy media products, and related performance measurement. Custom Programs offer a strategically integrated advertising campaign with multiple integrated components, and we provide a significant service of integrating the goods or services with other goods or services promised in the contract into a bundle of goods or services that represent the combined output or outputs that the customer has contracted for. As such, Custom Program revenue arrangements are combined into a single performance unit, as our performance does not create an asset with an alternative use to the entity and we typically have an enforceable right to payment for performance to date during the term of the arrangement.

We recognize revenues for Custom Programs based on input methods, that recognize revenue based upon estimates of progress toward complete satisfaction of the contract performance obligations, utilizing primarily costs or direct labor hours incurred to date to estimate progress towards completion.

Content Production

Content production revenue is generated in connection with our production, curation and distribution of entertainment content for our own network of digital channels and media and entertainment partner channels. We distribute three primary types of content for syndication and licensing, including: (1) our own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing our remote production and broadcast technology.

Content production arrangements typically involve promises to provide a distinct set of videos, creative, content creation and or other live or remote production services. These services can be one-off in nature (relatively short services periods of one day to one week) or can be specified as monthly services over a multi-month period.

One-off and monthly content production services are distinct in that the customer can benefit from the service either on its own or together with other resources that are readily available to the customer. Further, promises to provide one-off or monthly content production services are typically separately identifiable as the nature of the promises, within the context of the contract, is to transfer each of those goods or services individually. Each month’s content production services are separate and not integrated with a prior month’s or subsequent months services and do not represent a combined output; each months content production services do not modify any other prior period content production services, and the monthly services are not interdependent or highly interrelated.

As a result, each one-off or monthly promise to provide content production services is a distinct good or service that we promise to transfer and are therefore performance obligations. In general, content production contracts do not meet the criteria for recognition of revenues over time as the customer typically does not simultaneously receive and consume the benefits provided by our performance as we perform, our performance does not typically create or enhance an asset that the customer controls, and while our performance does not create an asset with an alternative use, we typically have a right to payment upon completion of each distinct performance obligation.

A performance obligation is satisfied at a point in time if none of the criteria for satisfying a performance obligation over time are met. For content production arrangements, we have a right to payment and the customer has control of the good or service at the time of completion and delivery of the one-off or monthly content production services in accordance with the terms of the underlying contract. As such, revenue is recognized at the time of completion of the one-off or monthly content production services.

Direct to Consumer

Direct to consumer revenue primarily consists of monthly digital subscription fees, and sales of in-game digital goods. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

InPvP Platform Generated Sales Transactions

Through a relationship with Microsoft, the owner of Minecraft, we operate a Minecraft server world for players playing the game on consoles and tablets. We are one of seven partner servers with Microsoft that, while “free to play,” monetize the players through in-game micro transactions. We generate in-game platform sales revenue from the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, leveraging the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue is generated when transactions are facilitated between Microsoft and the end user, either via in-game currency or cash.

InPvP revenues are generated from single transactions for various distinct digital goods sold to users in-game. Microsoft processes sales transactions and remits the applicable revenue share to us pursuant to the terms of the Microsoft agreement.

Revenue for digital goods sold on the platform is recognized when Microsoft (our partner) collects the revenue and facilitates the transaction, including delivery of digital goods, on the platform. Revenue for such arrangements includes all revenue generated, make goods, and refunds of all transactions managed via the platform by Microsoft. Payments are made to the Company monthly based on the sales revenue generated on the platform.

Minehut

Our Minehut digital property provides various Minecraft server hosting services on primarily a monthly subscription basis, and other digital goods to the Minecraft gaming community. Minehut users purchase additional server space and other digital goods to enhance their Minehut/Minecraft playing experience. Users log on to Minehut and are able to play for free. Users are able to purchase expanded server space to enhance their game play experience for a fee.

Minehut revenues are generated from single transactions for the sale of distinct digital goods on the platform. Subscription revenue is recognized generally over the short period of time over which the services are rendered. Digital goods revenue is recognized when delivery occurs and all other revenue recognition criteria are satisfied, which is typically at the point of sale. Payments are typically due from customers, and delivery of purchased digital goods occurs at the point of sale.

Revenue was comprised of the following for the years ended December 31:

	2023	2022
Media and advertising	$10,919,000	$12,122,000
Publishing and content studio	12,732,000	5,744,000
Direct to consumer	1,428,000	1,811,000
	$25,079,000	$19,677,000

For the fiscal years ended December 31, 2023 and 2022, 24% and 32% of revenues were recognized at a single point in time, and 76% and 68% of revenues were recognized over time, respectively.

Contract assets totaled $546,000 at December 31, 2023, $1,013,000 at December 31, 2022 and $231,000 at December 31, 2021. Contract liabilities totaled $339,000 at December 31, 2023, $111,000 at December 31, 2022, and $47,000 at December 31, 2021. Revenue recognized during the year ended December 31, 2023 relating to contract liabilities as of December 31, 2022 totaled $111,000. Revenue recognized during the year ended December 31, 2022 relating to contract liabilities as of December 31, 2021 totaled $47,000.

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

Advertising

Advertising costs include the cost of social digital media, marketing, and promotions. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the consolidated statements of operations. Advertising expense for the fiscal years ended December 31, 2023 and 2022 was $134,000 and $507,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. The Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. Accounts receivable are written off when they are determined to be uncollectible. As of December 31, 2023 and 2022, no allowance for expected credit losses was deemed necessary.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments, contingent consideration and warrant liabilities recorded in accordance with ASC 480, “Distinguishing liabilities from equity,” (“ASC 480”), and convertible notes payable recorded at fair value. As described in the notes below, contingent consideration, convertible notes payable and warrant liabilities outstanding during the periods presented are recorded at fair value. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the periods presented.

Certain long-lived assets may be periodically required to be measured at fair value on a nonrecurring basis, including long-lived assets that are impaired. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, other receivables, prepaid expense and other current assets, accounts payable and accrued expense, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments.

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

Equity-linked instruments that are deemed to be freestanding instruments issued in conjunction with preferred stock are accounted for separately. For equity linked instruments classified as equity, the proceeds are allocated based on the relative fair values of the preferred stock and the equity-linked instrument following the guidance in ASC 470, “Debt,” (“ASC 470”).

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

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill as of December 31:

	2023	2022
Beginning Balance	$-	$50,263,000
Acquisitions (See Note 5)	1,864,000	-
Impairment charges (cumulative goodwill impairment losses to date)	-	(50,263,000)
Ending Balance	$1,864,000	$-

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

When conducting the Company’s annual or interim goodwill impairment assessment, we have the option to initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350, which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances.

For the year ended December 31, 2023:

●	December 31, 2023 Goodwill Impairment Testing:

At December 31, 2023, the Company bypassed the optional qualitative assessment and performed a quantitative goodwill impairment test. We utilized the market capitalization of the Company as of December 31, 2023, a Level 1 input, to estimate the fair value of the Company’s single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $29.1 million, compared to a carrying value of our single reporting unit of $10.0 million as of December 31, 2023. Based on the analysis, the fair value of our single reporting unit exceeded its carrying value as of December 31, 2023, and therefore, the Company concluded that goodwill was not “more likely than not” impaired as of December 31, 2023.

For the year ended December 31, 2022:

As of January 1, 2022, goodwill totaled $50,263,000. During the year ended December 31, 2022, goodwill impairment charges totaled $50,263,000, and were comprised of the following:

●	September 30, 2022 Goodwill Impairment Testing

At September 30, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $50,263,000.

At September 30, 2022, from a qualitative standpoint, we considered the Company’s history of reported losses and negative cash flows from operating activities, and also considered the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the third quarter of 2022. We also considered that the Company experienced significant inorganic and organic growth in fiscal 2021, including the impact of the acquisitions of Mobcrush, Bannerfy and Super Biz on our premium advertising inventory, product offerings to advertisers, applicable current period revenue recognized and future revenue generating opportunities.

However, the Company’s stock price had been volatile, and the volatility continued during the three months ended September 30, 2022, declining 34% to $13.60 as of September 30, 2022, reflecting a market capitalization that was approximately 38% of the Company’s September 30, 2022 net book value. To assess whether the decline in our market capitalization was an indicator requiring an interim goodwill impairment test, we considered the significance of the decline and the length of time our common stock had been trading at a depressed value along with the macro factors described above. The significance of the decline was consistent with the broader microcap market. As of September 30, 2022 the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event requiring a goodwill impairment test as of September 30, 2022 was deemed to have occurred.

We utilized the market capitalization of the Company as of September 30, 2022, a Level 1 input as described above, to estimate the fair value of the Company’s single reporting unit. The estimated market capitalization was determined by multiplying our September 30, 2022 stock price and the common shares outstanding as of September 30, 2022. The market capitalization approach was utilized to estimate the fair value of our single reporting unit as of September 30, 2022, due to the significance of the decline in stock price as of September 30, 2022, resulting in a market capitalization that was 38% of the net book value of our single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $25.2 million, compared to a carrying value of our single reporting unit of $67.3 million as of September 30, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of September 30, 2022, resulting in a goodwill impairment charge of $42,000,000 in the third quarter of 2022, which is reflected in the consolidated statement of operations for the year ended December 31, 2022.

●	December 31, 2022 Goodwill Impairment Testing

At December 31, 2022, prior to the completion of our goodwill impairment testing, the goodwill balance totaled $8,263,000.

At December 31, 2022, from a qualitative standpoint, we considered the factors described above under “September 30, 2022 Goodwill Impairment Testing,” including the applicable current period reported loss and negative cash flows from operating activities, and the sustained downturn in industry and macroeconomic conditions, including inflationary pressures and potential reductions in advertising spending and the sustained downturn of the broader mid-cap and micro-cap equity markets in the fourth quarter of 2022. Similarly, given the Company’s significant growth, management did not believe that the December 2022 market capitalization of the Company was indicative of any material fundamental change in the Company’s underlying business or future prospects as of the December 31, 2022 measurement date.

The Company's stock price had been volatile, and the volatility continued during the three months ended December 31, 2022, declining approximately 50% from the September 30, 2022 closing price to $6.72 as of December 31, 2022, reflecting a market capitalization that was approximately 46% of the Company’s December 31, 2022 net book value. As of December 31, 2022 the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event requiring a goodwill impairment test as of December 31, 2022 was deemed to have occurred.

We utilized the market capitalization of the Company as of December 31, 2022, a Level 1 input, to estimate the fair value of the Company’s single reporting unit. Based on the analysis, the estimated fair value of our reporting unit was $12.6 million, compared to a carrying value of our single reporting unit of $27.5 million as of December 31, 2022. As such, the fair value of our single reporting unit was deemed to be below its carrying value as of December 31, 2022, resulting in an additional goodwill impairment charge of $8,263,000 for the year ended December 31, 2022, reflecting the write down of the remaining balance of goodwill for our single reporting unit.

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

Cancellation of an existing equity-classified award along with a concurrent grant of a replacement award is accounted for as a modification under ASC 718. Total compensation cost to be recognized in connection with a modification and concurrent grant of a replacement award is equal to the original grant date fair value plus any incremental fair value, calculated as the excess of the fair value of the replacement award over the fair value of the original awards on the cancellation date. Any incremental compensation cost related to vested awards is recognized immediately on the modification date. Any incremental compensation cost related to unvested awards is recognized prospectively over the remaining service period, in addition to the remaining unrecognized grant date fair value.

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying consolidated balance sheet. For the years ended December 31, 2023 and 2022, financing costs charged against gross proceeds in connection with equity financings totaled $2,735,000 and $1,397,000, respectively. Deferred financing cost, included in prepaid expense and other current assets, at December 31, 2023 and 2022, totaled $282,000 and $374,000, respectively.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the balance sheet as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the statement of operations. For the years ended December 31, 2023 and 2022, debt financing costs expensed as incurred in connection with debt financings totaled $0 and $123,000, respectively.

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

Fair Value Option (“FVO”) Election. The Company accounted for certain convertible notes issued, as described at Note 6, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statement of operations. With respect to the note described at Note 6, as provided for by ASC 825, the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying consolidated statement of operations.

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales, if any, are included in the statements of income. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value.

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. Commitment fees charged irrespective of drawdown activity are recognized as expense on a straight line basis over the commitment period and included in other income (expense) in the consolidated statements of operations. Refer to Note 6 for additional information.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, investments and accounts receivable. The Company places its cash equivalents and investments primarily in highly rated money market funds. Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Year Ended December 31,
	2023			2022
Number of customers > 10% of revenues / percent of revenues	One	/	14%	-	/	-

Revenue concentrations were comprised of the following revenue categories:

	Year Ended December 31,
	2023	2022
Advertising and sponsorships	3%	-
Publishing and content studio	11%	-
	14%	-

	December 31, 2023			December 31, 2022
Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	55%	Two	/	25%
Number of vendors > 10% of accounts payable / percent of accounts payable	Two	/	37%	One	/	10%

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding preferred stock, convertible notes payable, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings.

Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 2,250,000 and 359,000 at December 31, 2023 and 2022, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 12,127,000 and 913,000 at December 31, 2023 and 2022, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding convertible notes payable totaling zero and 7,000 at December 31, 2023 and 2022, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

A reconciliation of net loss to net loss attributable to common stockholders is as follows as of December 31:

	2023	2022
Net loss	$(30,330,000)	$(85,451,000)
Deemed dividend on Series AA Preferred Stock – down round feature	(7,567,000)	-
Preferred Dividends paid in shares of common stock	(374,000)	-
Net loss attributable to common stockholders	$(38,271,000)	$(85,451,000)

Modifications and Exchanges of Preferred Stock and Preferred Stock Instruments

Preferred Stock

Changes to the terms of the Company’s preferred stock or exchanges of shares of the Company’s preferred stock for another, are assessed to determine whether the changes or exchange should be accounted for as either a modification or an extinguishment. This assessment can be done either qualitatively or quantitatively based upon the significance of the change. When preferred stock is modified in a manner that cannot be reliably assessed qualitatively, the Company performs a quantitative test to determine whether the modification or exchange should be accounted for as a modification or an extinguishment.

The Company applies the cash flow model used to assess debt modifications in ASC 470-50, Debt – Modifications and Extinguishments, to determine whether a modification or exchange of preferred stock should be accounted for as a modification or extinguishment. Under that model, the present value of the contractual cash flows is compared before and after a modification or exchange. If the present value of the contractual cash flows is ten percent or more, the modification or exchange is accounted for as an extinguishment; if the present value of the contractual cash flows differs by less than ten percent, the modification or exchange is accounted for as a modification.

If the assessment results in an extinguishment, then the difference between the fair value of the new or modified preferred stock and the carrying value of the original preferred stock is recognized as a reduction of, or increase to, retained earnings, as a deemed dividend. The difference is also recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings per share. If the assessment results in a modification, the Company measures any transfer of value between preferred shareholders and common shareholders as the difference between the fair value of the preferred stock before and after the modification or exchange, measured on the modification or exchange date. Transfers of value are recorded as a reduction of, or increase to, retained earnings as a deemed dividend. In addition, transfers of value are recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings per share.

In December 2023, the Company entered into certain Series A Exchange Agreements (the “Series A Agreements”) and Series AA Exchange Agreements (the “Series AA Agreements”, and collectively with the Series A Agreement, the “Exchange Agreements”), with certain holders (the “Holders”) of the Company’s Series A Preferred Stock, and Series AA Preferred Stock. The difference between the fair value of the new or modified preferred stock and the carrying value of the original preferred stock totaled $0, resulting in no impact on retained earnings for the periods presented. Refer to Note 7 for additional information.

Preferred Stock Instruments

For preferred stock instruments classified as liabilities under ASC 480 (see placement agent warrants described at Note 7), the Company follows the accounting models for the modification or extinguishment of debt, which require that modifications or exchanges of preferred stock instruments classified as liabilities are considered extinguishments, with gains or losses recognized in current earnings if the terms of the new instrument and original instrument are substantially different.

Dividends

Dividends on preferred stock paid in another class of stock are recorded at the fair value of the shares issued as a charge to retained earnings. Dividends declared on preferred stock that are payable in the Company’s common shares are deducted from earnings available to common shareholders when computing earnings per share.

Certain of the Company’s outstanding preferred stock contain a conversion price down round feature subject to a contractual floor pursuant to the underlying rights in the applicable certificate of designation. Upon the occurrence of a triggering event that results in a reduction of the conversion price for an equity-classified convertible preferred stock, the Company measures the value of the effect of the feature as the difference between the fair value of the financial instrument without the down round feature, with a conversion price corresponding to the currently stated conversion price of the issued instrument, and the fair value of the financial instrument without the down round feature with a conversion price corresponding to the reduced conversion price upon the down round feature being triggered. The value of the effect of a down round feature that is triggered is recognized as a charge to retained earnings and a reduction to income available to common stockholders in the computation of earnings per share. For the year ended December 31, 2023, total charges to retained earnings as a result of the triggering of down round features related to Series AA Preferred stock totaled $7,567,000. Refer to Note 7 for additional information.

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

Under U.S. GAAP, a tax position is a position in a previously filed tax return, or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not thresholds are measured using a probability weighted approach as the largest amount of tax benefit being realized upon settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. Management believes the Company has no uncertain tax positions for the years ended December 31, 2023 and 2022.

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

Recent Accounting Guidance

Recent Accounting Pronouncements – Adopted.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. This standard became effective for the Company and was adopted beginning in the first quarter of fiscal year 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance in this update eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The guidance was required to be applied retrospectively with the cumulative effect recognized as of the date of adoption. The guidance became effective for the Company and was adopted at the beginning of the first quarter of the fiscal year ending December 31, 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses, ASC 326, Measuring Credit Losses on Financial Instruments.” The standard provides guidance on the measurement and recognition of credit losses on most financial assets. For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology was replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses are required to be presented as an adjustable allowance. The guidance will be applied retrospectively with the cumulative effect recognized as of the date of adoption. The guidance became effective for the Company and was adopted at the beginning of the first quarter of the fiscal year ended December 31, 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2023	2022

Computer hardware	$3,322,000	$3,314,000
Furniture and fixtures	356,000	356,000
	3,678,000	3,670,000
Less: accumulated depreciation and amortization	(3,608,000)	(3,523,000)
	$70,000	$147,000

Depreciation and amortization expense for property and equipment was $85,000 and $106,000 for the years ended December 31, 2023 and 2022, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following as of December 31:

	2023	2022	Weighted Average Amortization Period (Years)

Partner and customer relationships	$7,645,000	$13,376,000	6.5
Capitalized software development costs	5,912,000	5,262,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,931,000	7,880,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	189,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	825,000	760,000	5.5
	21,649,000	30,594,000	5.0
Less: accumulated amortization	(15,013,000)	(10,528,000)
Intangible and other assets, net	$6,636,000	$20,066,000

Intangible assets as of December 31, 2023 reflected in the table above include the intangible assets acquired in connection with the Melon Acquisition totaling $510,000, as described at Note 5 below.

Total amortization expense included in operating expense for the fiscal years ended December 31, 2023 and 2022 totaled $5,238,000 and $5,207,000, respectively. Amortization expense included in cost of revenues for the fiscal years ended December 31, 2023 and 2022 totaled $53,000 and $90,000, respectively.

In the fourth quarter of 2023 we recorded a non-cash impairment charge related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, and significant changes in the manner of our use of the acquired assets or the strategy in the context of our overall business. Due to underperformance relative to historical and projected future operating results and a decision to deploy resources in other areas of the business, we performed an impairment analysis and determined that the sum of the expected undiscounted future cash flows resulting from the use of the intangible assets was less than the carrying amount of the assets, resulting in an impairment loss totaling $7,052,000, which is recorded in the consolidated statement of operations for the year ended December 31, 2023. The fair value was determined using a discounted cash flow approach (using Level 3 inputs), with cash flow projections over the remaining life of the intangible assets of 5 years and a discount rate of 16% based on the Company’s estimated cost of capital. The impairment charge was based on the difference between the calculated fair value of the intangible assets totaling $860,000 and the carrying value of the applicable intangible assets which totaled $7,912,000 as of December 31, 2023.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a disposal of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000, which is included in “Loss on intangible asset disposal” in the accompanying consolidated statement of operations for the year ended December 31, 2023. Developed technology related intangibles asset acquisition costs were reduced $3,069,000, and related accumulated depreciation was reduced $785,000, in connection with the disposal of the intangible asset.

In June 2022, we purchased “Anime Battlegrounds X”, a highly rated game on Roblox, from a third-party game developer. The total purchase price of $500,000 was capitalized and is being amortized over the estimated useful life of 5 years.

During the third quarter of 2022, the Company rebranded certain products acquired in connection with the acquisition of Mobcrush. As a result, the Company recorded a write down of trademark related intangible assets acquired in connection with the acquisition of Mobcrush totaling $423,000, which is included as a component of amortization expense in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2023.

The Company expects to record aggregate amortization expense for each of the five succeeding fiscal years as follows:

For the years ending December 31,
2024	$2,725,000
2025	2,102,000
2026	1,113,000
2027	446,000
2028	237,000
Thereafter	13,000
$6,636,000

5.	ACQUISITIONS

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

At the Melon Closing, the Company paid an aggregate total of $900,000 to Melon (the “Melon Closing Consideration”), of which $150,000 was paid in cash, and the remaining $750,000 was paid in the form of shares of the Company’s common stock (with a closing date fair value of $722,000), valued at $9.64 (the “Closing Share Price”), the VWAP, as quoted on the Nasdaq Capital Market, for the five (5) trading days immediately preceding May 4, 2023. Refer to the table below for calculation of the fair value of consideration paid.

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

Additionally, pursuant to the Melon Purchase Agreement, the Company entered into employment agreements with two former key Melon employees (“Key Melon Employees”), pursuant to which the Key Melon Employees were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 103,780 shares of the Company’s common stock. The awards were granted pursuant to terms and conditions fixed by the Compensation Committee of the Board and as an inducement material to each new employee entering employment with Super League in accordance with Nasdaq Listing Rule 5635I(4). Of the 103,780 RSUs: (A) 41,512 of the RSUs will vest in 25 equal monthly installments beginning on May 4, 2023, and on the first of each calendar month, subject to the applicable employee’s continued service with Super League on each such vesting date; and (B) 62,268 of the RSUs will vest as follows: (i) 25% will vest upon the achievement of certain net revenue targets for the fiscal year ending December 31, 2024, to be determined by the Board in its discretion; (ii) 25% upon the achievement of certain net revenue targets for the fiscal year ending December 31, 2025, to be determined by the Board in its sole discretion; (iii) 25% upon Super League’s common stock maintaining a minimum closing price of at least $30.00 over a rolling 30 consecutive trading day period, as quoted on the Nasdaq Capital Market; and (iv) 25% upon Super League’s common stock maintaining a minimum closing price of at least $50.00 over a rolling 30 consecutive trading day period, as quoted on the Nasdaq Capital Market. The vesting of the RSUs will accelerate upon a change of control of the Company. In addition, upon (Y) the Company’s termination of the employment of the respective employee without cause, or (Z) the respective employees resignation for good reason, the RSUs will continue to vest as if (Y) or (Z) had not occurred. The RSUs are subject to the terms and conditions of the RSU agreement covering each grant.

The Acquisition was approved by the board of directors of each of the Company and Melon and was approved by the sole stockholder of Melon.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Melon subsequent to the Melon Closing Date. Disclosure of revenue and net loss for Melon on a stand-alone basis for the applicable periods presented is not practical due to the integration of Melon activities, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Melon Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired, and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition, totaling approximately $47,000, were expensed as incurred pursuant to the acquisition method of accounting in accordance with ASC 805. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and liabilities assumed and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820.

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Melon Acquisition, as of the Melon Closing Date:

Cash consideration		$150,000
Equity consideration– shares of common stock	77,833
Super League closing stock price per share on the Melon Closing Date	$9.28
Fair value of equity consideration issued	$722,000	722,000
Fair value of contingent consideration		1,350,000
Fair value of total consideration paid		$2,222,000

The purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Melon Acquisition, as of the Melon Closing Date, as follows:

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

Contingent consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the Company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The estimated fair value of the Melon Contingent Consideration was $538,000 at December 31, 2023. The fair value of the Melon Contingent Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk free interest rates ranging from 4.04 % to 5.35%, volatility rates ranging from 70% to 85%, and discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the statement of operations for the year ended December 31, 2023, was comprised of the following:

2023
Beginning balance	$1,350,000
Change in fair value	(682,000)
Current period accrued contingent consideration	61,000
Post closing adjustments(2)	(191,000)
Accrued contingent consideration(1)	$538,000

(1)

Includes total contingent consideration for the First Earn Out Period totaling $333,000, including 72,118 shares of common stock valued at $1.52, the closing price of our common stock as of the applicable period end date.

(2)

The Melon Purchase Agreement provided for adjustments to the calculated Melon Contingent Consideration amounts to account for advanced payments made to Melon from customers prior to the Melon Acquisition Date, for which the corresponding work was not performed as of the Melon Acquisition Date.

Aggregated amortization expense for the period from the Melon Acquisition Date to December 31, 2023, related to intangible assets acquired in connection with the Melon Acquisition, totaled $90,000. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Melon Acquisition is primarily attributable to expected synergies from combining the operations and assets of Super League and Melon, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Melon Closing Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Melon Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. Any adjustments to the fair values of intangible assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations.

The fair values of the acquired intangible assets, as described above, was determined using the following methods:

Description	Valuation Method Applied	Valuation Method Description	Assumptions

Customer relationships	Multi-Period Excess Earnings Method “MPEE”) under the Income Approach

MPEEM is an application of the DCF Method, whereby revenue derived from the intangible asset is estimated using the overall business revenue, adjusted for attrition, obsolescence, cost of goods sold, operating expense, and taxes. Required returns attributable to other assets employed in the business are subtracted. The “excess” earnings are attributable to the intangible asset and are discounted to present value at a rate of return to estimate the fair value of the intangible asset.

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

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only. The unaudited pro forma combined statements of operations assume the acquisition occurred as of January 1, 2022. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	2023	2022

Revenue	$25,794,000	$22,451,000
Net Loss	(31,178,000)	(88,463,000)

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

Pursuant to the terms and subject to the conditions of the Super Biz Purchase Agreement, up to an aggregate amount $11.5 million would be payable to Super Biz and the Founders in connection with the achievement of certain revenue milestones for the period from the Super Biz Closing Date until December 31, 2022 (“Initial Earn Out Period”) and for the fiscal year ending December 31, 2023 (the “Super Biz Contingent Consideration”) (“Super Biz Earn Out Periods”). The Super Biz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Super Biz Purchase Agreement.

The Company hired the Founders of Super Biz in connection with the Super Biz Acquisition. Pursuant to the provisions of the Super Biz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Super Biz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Super Biz Contingent Consideration will be reduced by one-half (50%) for the respective Super Biz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Super Biz Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of contingent consideration is determined to be probable and reasonably estimable. During the year ended December 31, 2022, the Company determined that it was probable that the contingency associated with the Super Biz Earn Out Periods would be met in accordance with the terms of the Super Biz Purchase Agreement, and the applicable amounts were reasonably estimable. Contingent consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The change in accrued Super Biz Contingent Consideration and the related income statement impact was comprised of the following for the years ended December 31:

	2023	2022
Beginning balance	$3,206,000	$-
Change in fair value	137,000	(174,000)
Current period accrued contingent consideration	1,750,000	3,380,000
Contingent consideration payments(2)	(3,423,000)	-
Accrued contingent consideration(1)	$1,670,000	$3,206,000

(1)

As of December 31, 2023, included 27,968 shares of common stock valued at $1.52, the closing price of our common stock as of December 31, 2023. As of December 31, 2022, included 49,399 shares of common stock valued at $6.72, the closing price of our common stock as of December 31, 2022.

(2)

In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 49,399 shares of our common stock valued at $548,000.

Other

In September 2022, the Company released a holdback amount related to a fiscal year 2021 acquisition as follows: (i) $55,000 payable in the form of cash, and (ii) approximately $220,000 in the form of shares of the Company’s common stock, at a price per share of $82.00.

6.	DEBT

Account Receivable Financing Facility

Super League Enterprise, Inc. and certain of its subsidiaries (collectively with the Company, the “Borrowers”), entered into a Financing and Security Agreement (the “SLR Agreement”) with SLR Digital Finance, LLC (“Lender”), effective December 17, 2023 (the “Facility Effective Date”). Pursuant to the SLR Agreement, Lender may, from time to time and in its sole discretion, make certain cash advances to the Company (each an “Advance”, and collectively, “Advances”), against the face amounts of certain uncollected accounts receivable of the Borrowers on an account-by-account basis (each, a “Financed Account”, and collectively, the “Accounts”), at a rate of 85% multiplied by the face value of such Account (the “Advance Rate”), less any reserved funds and any other amounts due to Lender from Borrowers, up to a maximum aggregate Advance amount of $4,000,000 (the “Maximum Amount”)(collectively, the “AR Facility”). Upon receipt of any Advance, Borrowers will have assigned all of its rights in such receivables and all proceeds thereof. The proceeds received from the Facility will be used to fund general working capital needs.

The SLR Agreement is effective for 24 months from the Effective Date (the “Term”), automatically extends for successive Terms (each, a “Renewal Term”), and the Borrowers’ are obligated to pay the Lender an early termination fee in the event the SLR Agreement is terminated under certain circumstances prior to the end of any Term or Renewal Term, as more specifically set forth in the SLR Agreement.

In connection with the AR Facility, the Company agreed to, among other things, (i) pay a finance fee equal to 2% of the Maximum Amount, payable in 24 equal monthly installments on the last day of each month of the Term until paid in full, (ii) pay a servicing fee equal to 0.30% multiplied by the actual average daily amount of Advances outstanding at the time of determination (the “Outstanding Amount”) for the applicable month, on the last day of each calendar month during the Term (or so long as any obligations arising under the SLR Agreement are outstanding); (iii) be charged a monthly financing fee (the “Financing Fee”), due upon receipt of full payment of a Financed Account by Lender, equal to 1/12 of (a) the prime rate plus 2% (the “Facility Rate”), multiplied by (b) the amount of the Outstanding Amount; and (iv) utilize the facility such that the monthly average aggregate Advances outstanding is at $400,000 (the “Minimum Utilization”). In the event that Borrower’s monthly utilization is less than the applicable Minimum Utilization for any month, the Financing Fee for such month shall be calculated as if the applicable Minimum Utilization has been satisfied.

The SLR Agreement imposes various restrictions on the activities of the Borrowers, including a prohibition on fundamental changes to the Company or its subsidiaries (including certain consolidations, mergers and sales and transfers of assets, and limitations on the ability of the Borrowers to grant liens upon their property or assets). The SLR Agreement includes standard Events of Default (as defined in the SLR Agreement), and provide that, upon the occurrence of certain events of default, Lender may, among other things, immediately collect any obligation owing to Lender under the SLR Agreement, cease advancing money to the Borrowers, take possession of any collateral, and/or charge interest at a rate equal to the lesser of (i) 6% above the Facility Rate, and (ii) the highest default rate permitted by applicable law.

As security for the full and prompt payment and performance of any obligations arising under the SLR Agreement, the Borrowers granted to Lender a continuing first priority security interest in all the assets of the Borrowers. The SLR Agreement also provides for customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default.

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight line basis over the term of the AR Facility and included in other income (expense) in the consolidated statement of operations. Total amounts advanced under the AR Facility from the Facility Effective Date to December 31, 2023 totaled $800,000. Interest expense and commitment fee expense for the year ended December 31, 2023 totaled $3,000 and $3,000, respectively.

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

The Notes were issued with an original issue discount of $320,000 , or 8%, which was recorded as an adjustment to the carrying amount of the Notes. The original issue discount was amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. At December 31, 2022, the balance of the original issue discount was $40,000 , which is included in “Convertible note payable and accrued interest” in the accompanying consolidated balance sheet. Amortization of original issue discount for the years ended December 31, 2023 and 2022 totaled $40,000 and $280,000, respectively.

The Company elected to utilize the FVO to account for the Notes, which are included in current liabilities at December 31, 2022.

Interest paid during the years ended December 31, 2023 and 2022 totaled $180,000 and $209,000, respectively. At December 31, 2022, the remaining principal balance of the Notes totaled $539,000, and accrued interest totaled $180,000, both of which were paid in full during the three months ended March 31, 2023. As of March 31, 2023, all amounts of principal and interest under the Notes were fully paid, resulting in a Convertible note payable and accrued interest balance of $0.

7.	STOCKHOLDERS’ EQUITY AND EQUITY-LINKED INSTRUMENTS

Reverse Stock Split

On September 7, 2023, the Company filed the 2023 Second Amendment to the Company’s Charter, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-20 (the “Reverse Split”). The Reverse Split was approved by the Company’s Board of Directors on July 5, 2023, and approved by the stockholders of the Company on September 7, 2023. The 2023 Second Amendment became effective on September 11, 2023. The Company’s shares began trading on a Reverse Split-adjusted basis on the Nasdaq Capital Market on September 11, 2023.

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

On May 30, 2023, the Company filed the 2023 First Amendment to its Charter, increasing the number of authorized shares of common stock from 100,000,000 to 400,000,000. The Company’s Board of Directors approved the 2023 First Amendment on March 17, 2023, and the Company obtained the approval of the 2023 First Amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

Equity Financings

Convertible Preferred Stock Issuances

Series AAA Convertible Preferred Financing

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 8,355 shares of newly designated Series AAA and AAA-2 Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AAA Preferred,” and the individual offerings of Series AAA Preferred stock, hereinafter collectively referred to as the Series AAA Offerings, as follows:

Date	Series Design- ation	Conversion Price – At Issuance	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares – At Issuance	Placement Agent Warrants (1)

November 30, 2023	Series AAA	$1.674	5,377	$5,377,000	$645,000	$4,732,000	3,212,000	466,000
December 22, 2023	Series AAA-2	$1.71	2,978	2,978,000	357,000	2,621,000	1,742,000	253,000
Total			8,355	$8,355,000	$1,002,000	$7,353,000	4,954,000	719,000

(1)	Issued upon final closing of the Series AAA Preferred Stock offering, effective as of the respective closing dates.

In connection with the Series AAA Offerings, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock (the “Series AAA Certificates of Designation”) with the State of Delaware. Use of net proceeds from the Series AAA Offerings for the periods presented included working capital and general corporate purposes, including sales and marketing activities and product development.

Each share of Series AAA Preferred is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in the Series AAA Certificates of Designation, into such number of shares of the Company’s common stock equal to the number of Series AAA Preferred to be converted, multiplied by the stated value of $1,000 (the “AAA Stated Value”), divided by the conversion price in effect at the time of the conversion, subject to adjustment in the event of stock splits, stock dividends, certain fundamental transactions and future issuances of equity securities as described below. In addition, subject to beneficial ownership and primary market limitations, on the one year anniversary of the respective filing date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Series AAA Preferred into the Company’s common stock if the volume-weighted average price of such common stock over the previous 10 days as reported on the NASDAQ Capital Market (the “VWAP”), equals at least 250% of the conversion price, or (z) 100% of the outstanding shares of Series AAA Preferred into the Company’s common stock if the VWAP equals at least 300% of the conversion price.

The Series AAA Preferred shall vote together with the common stock on an as-converted basis, and not as a separate class, subject to the primary market limitations, except that holders of Series AAA Preferred shall vote as a separate class with respect to (a) amending, altering, or repealing any provision of the Series AAA Certificates of Designation in a manner that adversely affects the powers, preferences or rights of the Series AAA Preferred, (b) increasing the number of authorized shares of Series AAA Preferred, (c) authorizing or issuing an additional class or series of capital stock that ranks senior to or pari passu with the Series AAA Preferred with respect to the distribution of assets on liquidation, (d) authorizing, creating, incurring, assuming, guaranteeing or suffering to exist any indebtedness for borrowed money of any kind outside of certain loans not to exceed $5,000,000 and accounts payable in the ordinary course of business, or (e) entering into any agreement with respect to the foregoing. In addition, no holder of Series AAA Preferred shall be entitled to vote on any matter presented to the Company’s stockholders relating to approving the conversion of such holder’s Series AAA Preferred into an amount in excess of the primary market limitations. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series AAA Preferred (together with any Parity Securities (as defined in the Series AAA Certificate of Designations) will be entitled to first receive distributions out of the Company’s assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock (after the payment to any senior security, if any).

Holders of the Series AAA Preferred will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of common stock equal to 20% of the shares of common stock underlying the Series AAA Preferred then held by such holder on each of the 12- and 24-month anniversaries of the Filing Date. In addition, subject to the beneficial ownership and primary market limitations, holders of Series AAA Preferred will be entitled to receive dividends equal, on an as-if-converted to shares of Common Stock basis, and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of common stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and/or primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and/or primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations.

Subject to the approval by a majority of the voting securities of the Company (the “Stockholder Approval”), pursuant to the Subscription Agreements, Series AAA Preferred holders shall have the right to purchase shares of a newly designated series of Preferred Stock of the Company containing comparable terms (except for adjustments to the Conversion Price based on future equity issuances) as the Series AAA Preferred (the “Series AAA Additional Investment Right”) from the date the SEC declares the related registration statement to be filed with the SEC pursuant to the applicable Registration Rights Agreement (as defined below) effective, to the date that is 18 months thereafter, for an additional dollar amount equal to the applicable initial investment amount at $1,000 per share (the “Original Issue Price”), with a conversion price equal to the original conversion price of the Series AAA Preferred. No further additional investment rights shall be granted to investors that exercise the Series AAA Additional Investment Rights.

Further, subject to the effectiveness of the Stockholder Approval, for twenty-four (24) months after the Filing Date, and subject to certain carveouts as described in the Series AAA Certificates of Designations, if the Company conducts an offering at a price per share less than the then effective conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, then in such event the conversion price of the Series AAA Preferred shall be adjusted to the Future Offering Price, but not less than the Conversion Price Floor (as defined in the Series AAA Certificate of Designations).

Exchange Agreements

In connection with the closing of the Series AAA Preferred rounds described above, the Company entered into certain Series A Exchange Agreements (the “Series A Agreements”) and Series AA Exchange Agreements (the “Series AA Agreements”, and collectively with the Series A Agreements, the “Exchange Agreements”), with certain holders (the “Holders”) of the Company’s Series A Preferred Stock, and Series AA Preferred Stock, pursuant to which the Holders exchanged an aggregate of 6,367 shares of Series A Preferred and/or Series AA Preferred, for an aggregate of 6,367 shares of Series AAA Preferred (the “Exchange”). The Exchange closed concurrently with the closing of the Series AAA Preferred Offerings.

The Company and the investors in the Series AAA Preferred Offering and the Exchange also executed a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to use its best efforts to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series AAA Preferred within 45 days, but in no event later than 60 days, following the final closing of the Series AAA Preferred Offering and to use its best efforts to cause such registration statement to become effective within 90 days of the filing date.

The Company sold and/or exchanged the shares of Series AAA Preferred pursuant to a Placement Agency Agreement (the “Series AAA Placement Agency Agreement”) with Aegis Capital Corporation, a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Series AAA Placement Agent”) for the Offering and the Exchange. Pursuant to the terms of the Placement Agency Agreement, in connection with the Series AAA Preferred Offerings and the Exchange, the Company paid the Placement Agent an aggregate cash fee and non-accountable expense allowance as described in the table above, and will issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase common stock at the conversion prices disclosed in the table above. The Company also granted the Placement Agent the right of first refusal, for a period of six (6) months after the final closing of the Offering, to serve as the Company’s lead or co-placement agent for any private placement of the Company’s securities (equity or debt) that is proposed to be consummated with the assistance of a registered broker dealer. In addition, with respect to shares of Series AAA Preferred Stock issued in the Exchange, the Placement Agent exchanged previously issued placement agent warrants to purchase 88,403 shares of common stock of the Company that were issued in connection with the Series A and Series AA Preferred Stock financings of the Company, at exercise prices ranging from $7.60 to $13.41 per share, for new placement agent warrants to purchase a total of 347,428 shares of common stock at an exercise price of $1.674 per share and 199,778 shares of common stock at an exercise price of $1.71 per share.

At December 31, 2023, Series AAA Preferred stock outstanding was comprised of the following, including Series AAA Preferred stock issued in connection with the Exchange Agreements and conversions of Series AAA Preferred stock into shares of the Company’s common stock for the applicable periods presented:

Series	Conversion	Preferred Shares			Conversion Shares
Designation	Price	Series Preferred AAA			Series Preferred AAA
							Additional Conversion Shares -	Adjusted
		Issued	Converted	Outstanding	Original Conversion Shares	Conversions During the Period	Adjusted Conversion Price(1)	Conversion Shares At End of Period
Sales:
Series AAA	$1.674	5,377	-	5,377	3,212,000	-	-	3,212,000
Series AAA-2	$1.71	2,978	-	2,978	1,742,000	-	-	1,742,000
Subtotal		8,355	-	8,355	4,954,000	-	-	4,954,000

Exchanges:
Series AAA	$1.674	4,011	(125)	3,886	2,396,000	(75,000)	-	2,321,000
Series AAA-2	$1.71	2,356	(100)	2,256	1,378,000	(58,000)	-	1,320,000
Subtotal		6,367	(225)	6,142	3,774,000	(133,000)	-	3,641,000
Total		14,722	(225)	14,497	8,728,000	(133,000)	-	8,595,000

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

Date	Series Design- ation	Original Conversion Price – At Issuance(2)	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares – At Issuance	Placement Agent Warrants (1)

April 19, 2023	Series AA	$9.43	7,680	$7,680,000	$966,000	$6,714,000	814,000	114,000
April 20, 2023	Series AA-2	$10.43	1,500	1,500,000	130,000	1,370,000	144,000	13,000
April 28, 2023	Series AA-3	$9.50	1,025	1,025,000	133,000	892,000	108,000	15,000
May 5, 2023	Series AA-4	$9.28	1,026	1,026,000	133,000	893,000	111,000	16,000
May 26, 2023	Series AA-5	$10.60	550	550,000	72,000	478,000	52,000	7,000
Total			11,781	$11,781,000	$1,434,000	$10,347,000	1,229,000	165,000

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series AA Preferred Stock offering.
(2)

The Conversion price for Series AA Preferred stock outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred stock, was adjusted to $2.60 as a result of the Series AA Down Round Feature described below. The Conversion price for Series AA Preferred stock outstanding as of November 30, 2023, totaling 7,322 shares of Series AA Preferred stock, was adjusted as described in the table below as a result of the Series AA Down Round Feature described below.

At December 31, 2023, Series AA Preferred stock outstanding was comprised of the following, including conversions of Series AA Preferred stock into shares of the Company’s common stock for the applicable periods presented:

Series Designation	Conversion Price As Adjusted(1)	Preferred Shares Series Preferred AA			Conversion Shares Series Preferred AA
							Additional Conversion Shares -
		Issued	Exchanged/ Converted	Outstanding as of December 31, 2023	Original Conversion Shares	Exchanges/ Conversions During the Period	Adjusted Conversion Price(1)	Adjusted Conversion Shares as of December 31, 2023

Series AA	$1.89	7,680	(2,926)	4,754	814,000	(1,336,000)	3,043,000	2,521,000
Series AA-2	$2.09	1,500	(1,500)	-	144,000	(274,000)	130,000	-
Series AA-3	$1.90	1,025	(634)	391	108,000	(334,000)	432,000	206,000
Series AA-4	$1.86	1,026	(511)	515	109,000	(275,000)	443,000	277,000
Series AA-5	$2.12	550	-	550	58,000	-	201,000	259,000
Total		11,781	(5,571)	6,210	1,233,000	(2,219,000)	4,249,000	3,263,000

(1)

The Conversion prices for the Series AA Preferred stock outstanding as of November 30, 2023, totaling 7,322 shares of Series AA Preferred stock, were adjusted to the conversion prices shown in the table above, as a result of the Series AA Down Round Feature described below. The original conversion prices for the Series AA Preferred, as of the respective issuance dates, were as follows: Series AA - $9.43; Series AA-2 - $10.43; Series AA-3 - $9.50; Series AA-4 - $9.28; Series AA-5 - $10.60.

In connection with the Series AA Offerings, the Company filed Certificates of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock (the “Series AA Certificates of Designation”) with the State of Delaware. Use of net proceeds from the Series AA Offerings for the periods presented included working capital and general corporate purposes, including sales and marketing activities and product development.

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

Pursuant to the Subscription Agreements, purchasers that (a) previously held shares of the Company’s Series A Preferred Stock, par value $0.001 per share, or (b) purchased at least $3.5 million in shares of Series AA Preferred (subject to the acceptance of such lesser amounts in the Company’s sole discretion), shall have the right to purchase shares of a newly designated series of Preferred Stock of the Company containing comparable terms as the Series AA Preferred (the “Series AA Additional Investment Right”) from the date of each respective closing through the date that is 18 months thereafter as follows: (i) such investor may purchase an additional dollar amount equal to its initial investment amount at $1,000 per share (the “AA Original Issue Price”), with a conversion price equal to the conversion price in effect on the date of original purchase; and (ii) such investor may purchase an additional dollar amount equal to its initial investment amount at the AA Original Issue Price, with a conversion price equal to 125% of the respective conversion price in effect on the date of original purchase.

Pursuant to the Series AA Certificate of Designations: (i) for as long as Series AA Preferred remains outstanding and subject to certain carveouts as described in the Series AA Certificates of Designations, if the Company conducts an offering at a price per share less than the then current conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, and undertaken in an arms-length third party transaction, then in such event the conversion price of the Series AA Preferred shall be adjusted to the greater of: (a) the Future Offering Price and (b) the Conversion Price Floor (“ Series AA Down Round Feature”); and (ii) if as of the 24-month anniversary date of April 19, 2023, the VWAP (as defined in the Series AA Certificates of Designation) for the five trading days immediately prior to such 24-month anniversary date is below the then current conversion price, the holder will receive a corresponding adjustment to the then conversion price, such adjustment not to exceed the Conversion Price Floor.

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

The triggering of the Down Round Feature for the Series AA Preferred stock resulted in a deemed dividend totaling $7,567,000, which was charged to retained earnings in the consolidated balance sheet. The amount was calculated based upon the difference between the fair value of the financial instrument without the down round feature, with a conversion price corresponding to the stated conversion price of the issued instrument immediately prior to the triggering event, and the fair value of the financial instrument without the down round feature with a conversion price corresponding to the reduced conversion price upon the down round feature being triggered.

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

Date	Series Design- ation	Conversion Price	Shares	Gross Proceeds	Fees	Net Proceeds	Conversion Shares	Placement Agent Warrants (1)

November 22, 2022	Series A	$12.40	5,359	$5,359,000	$752,000	$4,607,000	432,000	62,000
November 28, 2022	Series A-2	$13.29	1,297	1,297,000	169,000	1,128,000	98,000	14,000
November 30, 2022	Series A-3	$13.41	1,733	1,733,000	225,000	1,508,000	129,000	18,000
December 22, 2022	Series A-4	$7.60	1,934	1,934,000	251,000	1,683,000	254,000	36,000
January 31, 2023	Series A-5	$11.09	2,299	2,299,000	299,000	2,000,000	207,000	30,000
Total			12,622	$12,622,000	$1,696,000	$10,926,000	1,120,000	160,000

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series A Preferred Stock offering

Use of net proceeds from the Series A Offerings for the periods presented include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 6, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company was required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the years ended December 31, 2023 and 2022, $719,000 and $3,621,000 of the net proceeds from the Series A Offerings were utilized in connection with the redemption of the Notes and related accrued interest, respectively.

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

During the applicable periods presented, conversions of Series A Preferred stock into shares of the Company’s common stock were comprised of the following:

		Preferred Shares			Conversion Shares
		Series Preferred A			Series Preferred A
Series Designation	Conversion Price	Issued	Exchanged/ Converted	Outstanding as of December 31, 2023	Original Conversion Shares	Exchanges/ Conversions During the Period	Conversion Shares as of December 31, 2023

Series A	$12.40	5,359	(4,551)	808	432,000	(367,000)	65,000
Series A-2	$13.29	1,297	(834)	463	98,000	(63,000)	35,000
Series A-3	$13.41	1,733	(1,418)	315	129,000	(106,000)	23,000
Series A-4	$7.60	1,934	(1,383)	551	254,000	(182,000)	72,000
Series A-5	$11.09	2,299	(1,487)	812	207,000	(134,000)	73,000
Total		12,622	(9,673)	2,949	1,120,000	(852,000)	268,000

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

The Company sold the shares of Series A Preferred pursuant to a Placement Agency Agreement (the “Placement Agency Agreement”) with a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Placement Agent”) for the Series A Offerings. Pursuant to the terms of the Placement Agency Agreement, the Company agreed to pay to the Placement Agent at each Closing a cash fee equal to 10% of the gross proceeds raised in the Series A Offerings and (ii) a non-accountable expense allowance equal to 3% of the gross proceeds of the Series A Offerings. In addition, we agreed to issue to the Placement Agent or its designees for nominal consideration and following the final closing under the Series A Offerings, five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the Series A Preferred shares sold in the Series A Offerings, at an exercise price equal to the applicable conversion price. The Placement Agent Warrants provide for a cashless exercise feature and are exercisable for a period of five years from the Effective Date. In addition, the Company agreed to grant the Placement Agent the right to appoint, subject to the Company’s approval, one representative to serve as a member of the Company’s Board of Directors upon the closing of at least $10 million in aggregate in connection with the Series A Offerings.

Common Stock Issuances

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

On August 23, 2023, the Company issued the Firm Securities and closed the Offering at a public price of $2.60 per share, and $2.58 per share underlying each Pre-Funded Warrant, for net proceeds to the Company of approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Use of net proceeds from the Series AA Offerings for the periods presented included working capital and general corporate purposes, including sales and marketing activities and product development.

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

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred, Series AA Preferred and Series AAA Preferred (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability at fair value on the consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following as of December 31, 2023:

2023
Beginning balance	$-
Initial fair value of Series A and AA Preferred warrant liability – grant date	2,804,000
Initial fair value of Series AAA Preferred (including warrants issued in connection with the Exchange) warrant liability – grant date	1,665,000
Change in fair value	(2,898,000)
Fair value of warrant liability	$1,571,000

The fair value of the Placement Agent Warrants was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	May 26,			December 22,	December 31,
	2023			2023	2023
Expected Volatility	95%			98%	98%
Risk–free interest rate	3.88%			3.87%	3.84%
Dividend yield	-%			-%	-%
Expected life of options (in years)	5	-	5.19	5	4.5	-	5

In December 2023, as described above, with respect to shares of Series AAA Preferred Stock issued in the Exchange, the Placement Agent exchanged previously issued placement agent warrants to purchase 88,403 shares of common stock of the Company that were issued in connection with the Series A and Series AA Preferred Stock financings of the Company, at exercise prices ranging from $7.60 to $13.41 per share, for new placement agent warrants to purchase a total of 347,428 shares of common stock at an exercise price of $1.674 per share and 199,778 shares of common stock at an exercise price of $1.71 per share. The terms of the new placement agent warrants and the original placement agent warrants were determined to be substantially different based on an analysis of the fair value of each instrument immediately before and after the modification, resulting in a loss on extinguishment recognized in current earnings totaling $681,000.

Preferred Stock Dividends

During the fourth quarter of 2023, the Company paid dividends on Series A Preferred stock, in the form of shares of common stock, as follows:

Series Designation	Dividend Shares	Fair Value of Shares Issued

Series A	87,643	$142,000
Series A-2	29,690	48,000
Series A-3	16,200	27,000
Series A-4	84,641	135,000
Series A-5	14,807	22,000
Total	232,981	$374,000

In December 2023, certain Series A Preferred stockholder year two dividends, as described above, were accelerated and paid in shares of the Company’s common stock, pursuant to consent related dividend acceleration agreements executed during the period. A total of 114,452 shares of common stock (included in the table above) were paid on an accelerated basis with a fair value of $174,000 (included in the table above), which is reflected in accumulated deficit.

Common Stock Purchase Agreement

On March 25, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Purchase Agreement, the Company had the right, but not the obligation, to sell to Tumim, and Tumim was obligated to purchase, up to $10,000,000 of newly issued shares (the “Total Commitment”) of the Company’s common stock from time to time during the term of the Purchase Agreement (the “Tumim Offering”), subject to certain limitations and conditions. As consideration for Tumim’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Tumim 2,500 shares of common stock, valued at $100,000, following the execution of the Purchase Agreement (the “Commitment Shares”). During the year ended December 31, 2022, we issued 371 shares of common stock at an average price of $22.20, raising net proceeds of approximately $8,000, under the Purchase Agreement.

The Purchase Agreement initially precluded the Company from issuing and selling more than 368,091 shares of its common stock, including the Commitment Shares, which number equals 19.99% of the common stock issued and outstanding as of March 25, 2022, unless the Company obtains stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limited the Company from directing Tumim to purchase shares of common stock if such purchases would result in Tumim beneficially owning more than 4.99% of the then-outstanding shares of common stock (subject to an increase to 9.99% at Tumim’s option upon at least 61 calendar days’ notice).

From and after the initial satisfaction of the conditions to the Company’s right to commence sales of common stock to Tumim (such event, the “Commencement,” and the date of initial satisfaction of all such conditions, the “Commencement Date”), the Company was able to direct Tumim to purchase shares of common stock at a purchase price per share equal to 95% of the average daily dollar volume-weighted average price for the common stock during the three consecutive trading day period immediately following the date on which the Company delivers to Tumim a notice for such purchase. The Company controlled the timing and amount of any such sales of common stock to Tumim. Actual sales of shares of common stock to Tumim depended on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Commencement Date of the Tumim Offering was March 25, 2022. Unless earlier terminated, the Purchase Agreement automatically terminated upon the earliest of (i) the expiration of the 18-month period following the Commencement Date, (ii) Tumim’s purchase or receipt of the Total Commitment worth of common stock, or (iii) the occurrence of certain other events set forth in the Purchase Agreement. The Tumim Offering expired in September 2023.

Equity Distribution Agreement

On September 3, 2021, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with two investment banks (the “Agents”), pursuant to which the Company could offer and sell, from time to time, through the Agents (the “ATM Offering”), up to $75 million of its shares of common stock (the “Shares”). Any Shares offered and sold in the Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on September 3, 2021 (the “Form S-3”) and the prospectus relating to the Offering that forms a part of the Form S-3, following such time as the Form S-3 is declared effective by the SEC. During the year ended December 31, 2022, the Company issued 16,182 shares of common stock, at an average price of $19.80, raising net proceeds of $312,000, under the Sales Agreement.

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

The Super League 2014 Stock Option and Incentive Plan (the “Plan”) was approved by the Board of Directors and the stockholders of Super League in October 2014. The Plan was subsequently amended in May 2015, and as further described below. The Plan allows grants of stock options, stock awards and performance shares with respect to common stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The Plan provides for both the direct award and sale of shares of common stock and for the grant of options to purchase shares of common stock. Options granted under the Plan include non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

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

The initial reserve under the Plan was 29,167 shares of common stock, which reserve was subsequently increased to 50,000 shares upon stockholders’ approval in May 2016. In July 2017, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 50,000 shares to 75,000 shares. In October 2018, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 75,000 shares to 91,667 shares. In July 2020, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 91,667 to 129,167. In May 2021, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 129,167 to 250,000. In June 2022, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 250,000 to 312,500. In September 2023, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 312,500 to 750,000. As of December 31, 2023, 117,000 shares remained available for issuance under the Plan. All 2014 Plan share reserve and other share amounts reflected herein have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

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

Stock Options

The fair value of stock options granted was estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the years ended December 31:

	2023	2022
Expected Volatility	95%	95%
Risk–free interest rate	4.18%	2.89%
Dividend yield	-%	-%
Expected life of options (in years)	5.35	6.08

The expected volatility assumption for purposes of determining the fair value of stock options for the periods presented was estimated based on reference to the historical stock price volatility of the Company and a representative peer group for the applicable estimated term.

A summary of stock option activity for the year ended December 31, 2023 is as follows:

		Weighted-Average
	Options (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2022	124,000	$97.95		$4,000
Granted	388,000	$9.78		-
Exercised	-	$-
Canceled / forfeited	(116,000)	$83.89
Outstanding at December 31, 2023	396,000	$15.70	8.97	$-
Vested and exercisable at December 31, 2023	163,000	$24.17	8.46	$-

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $5.39 and $23.40, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2023 and 2022 was $1,078,986 and $1,726,000, respectively. As of December 31, 2023, the total unrecognized compensation expense related to non-vested stock option awards was $1,453,000, which is expected to be recognized over a weighted-average term of approximately 3 years.

Restricted Stock Units

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2023:

	2014 Plan Activity		Outside of the 2014 Plan Activity		Totals
	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)

At December 31, 2022	101,000	$35.64	1,000	$18.19	102,000	$35.34
Granted	177,000	$9.25	143,000	$5.97	320,000	$7.78
Vested	(21,000)	$30.94	(54,000)	$3.80	(75,000)	$11.39
Canceled	(71,000)	$35.95	-	$-	(71,000)	$35.95
At December 31, 2023	186,000	$10.87	90,000	$7.50	276,000	$9.76

As of December 31, 2023, the total unrecognized compensation expense related to non-vested restricted stock units was $743,000 which will be recognized over a weighted-average term of approximately one year.

During the year ended December 31, 2023 and 2022, the Company issued 39,000 and 9,000, respectively, restricted stock units (included in the table above) to nonemployees for services (“Nonemployee RSUs”). The weighted average grant date fair value of the Nonemployee RSUs granted during the year ended December 31, 2023 and 2022 was $1.67 and $18.20, respectively. Compensation expense for Nonemployee RSUs for the year ended December 31, 2023 and 2022 totaled $89,000 and $131,000, respectively. As of December 31, 2023, the total unrecognized compensation expense related to Nonemployee RSUs was $0.

Warrants Issued to Employees and Nonemployees for Services

A summary of employee and nonemployee warrant activity (outside of the Plan) for the year ended December 31, 2023 is as follows:

		Weighted-Average
	Warrants (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2022	58,000	$121.80	-	$-
Granted	-	$-	-	$-
Expired	(27,000)	$204.39	-	$-
Outstanding at December 31, 2023	31,000	$49.21	3.70	$-
Vested and exercisable as of December 31, 2023	31,000	$49.21	3.70	$-

The weighted-average grant date fair value of common stock purchase warrants (“Warrants”) granted during the year ended December 31, 2022 was $10.00. The aggregate fair value of Warrants that vested during the years ended December 31, 2023 and 2022 was $249,000 and $0, respectively. As of December 31, 2023, the total unrecognized compensation expense related to Warrants was $0.

In December 2022, the Company issued 25,000 warrants (included in the table above) to a third-party for nonemployee investor relations services. The warrants have an exercise price of $13.40, a grant date fair value of $10.00, vest in twelve equal monthly installments commencing on the grant date and expire five years from the grant date. Compensation expense included in the statement of operations for the year ended December 31, 2023 and 2022 totaled $228,000 and $20,000, respectively.

Noncash Stock Compensation Expense

Noncash stock-based compensation expense was comprised of the following as of December 31:

	2023	2022
Stock options	$1,014,000	$1,278,000
Warrants	228,000	20,000
Restricted stock units	1,493,000	2,965,000
Total noncash stock compensation expense	$2,735,000	$4,263,000

Noncash stock-based compensation expense was included in the following financial statement line items as of December 31:

	2023	2022
Sales, marketing and advertising	$879,000	$1,079,000
Engineering, technology and development	219,000	389,000
General and administrative	1,637,000	2,795,000
Total noncash stock compensation expense	$2,735,000	$4,263,000

Modifications to Equity-Based Awards

On January 1, 2022, the Company issued 67,500 performance stock units (“Original PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 13,500 PSUs, based on satisfaction of the following vesting conditions during the three-year period commencing on January 1, 2022: (i) the Company’s stock price equaling $95.00 per share based on 60-day volume weighted average price (“VWAP”); (ii) the Company’s stock price equaling $120.00 per share based on 60-day VWAP; (iii) the Company’s stock price equaling $140.00 per share based on 60-day VWAP; (iv) the Company’s stock price equaling $160.00 per share based on 60-day VWAP; and (v) the Company’s stock price equaling $180.00 per share based on 60-day VWAP. Noncash stock compensation expense related to the Original PSUs totaled $299,000 and $2,142,000 for the years ended December 31, 2023 and 2022, respectively.

On April 30, 2023, the Board approved the cancellation of the 67,500 Original PSUs previously granted to certain executives (four plan participants in total) under the 2014 Plan (as described above). In exchange for the cancelled Original PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“PSU Modification”). Total incremental compensation cost related to the PSU Modification totaled $540,000 which is recognized prospectively over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the PSUs immediately before and after the modification. Noncash stock compensation expense related to the modified PSUs, which is recognized on an accelerated basis over the derived term, included in the consolidated statement of operations for the year ended December 31, 2023, totaled $351,000.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees (six plan participants in total) under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80 (“Executive Grant Modification”). In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”). The exercise of the options under these awards was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting. Total incremental compensation cost related to the Executive Grant Modifications totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which is recognized prospectively over the remaining service period of 3 years.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees (68 plan participants in total) under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which is recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Employee Grant Modifications totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which is recognized prospectively over the remaining service period of 4 years.

9.	INCOME TAXES

The components of loss before income taxes consisted of the following for the years ended December 31:

	2023	2022
United States	$(30,455,000)	$(84,575,000)
Foreign	(188,000)	(1,081,000)
Loss from operations before income taxes	$(30,643,000)	$(85,656,000)

The Company’s provision for income taxes consisted of the following for the years ended December 31:

	2023	2022
Current:
Federal taxes	$-	$-
State taxes	-	-
Foreign taxes	-	-
Total current	$-	$-

Deferred:
Federal taxes	$-	$-
State taxes	-	-
Foreign taxes	(313,000)	(205,000)
Total deferred	(313,000)	(205,000)

Net provision for income taxes	$(313,000)	$(205,000)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31:

	2023	2022
Deferred tax assets:
Net operating loss and credits	$35,453,000	$32,098,000
Intangibles	1,899,000	-
Stock compensation	1,776,000	3,026,000
Accrued liabilities	1,133,000	504,000
State taxes	12,000	11,000
Capitalized research and development costs	2,659,000	2,002,000
Total deferred tax assets	42,932,000	37,641,000

Deferred tax liabilities:
Fixed assets	(69,000)	(94,000)
Intangibles	-	(2,137,000)
Contract liabilities	(8,000)	-
Total deferred tax liabilities	(77,000)	(2,231,000)
Valuation allowance	(42,855,000)	(35,723,000)
Total net deferred tax assets (liabilities), net of valuation allowance	$-	$(313,000)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2023	2022

Statutory federal– tax rate - (benefit) expense	21%	21%
State tax, net	5	6
Non-deductible permanent items	(2)	(15)
Change in tax rate	-	(1)
Foreign taxes	1	-
Other	(2)	-
Valuation allowance	(22)	(11)
	1%	-%

For the years ended December 31, 2023 and 2022, the Company recorded full valuation allowances against its domestic net deferred tax assets due to uncertainty regarding future realizability pursuant to guidance set forth in the FASB’s Accounting Standards Codification Topic No. 740, Income Taxes. In future periods, if the Company determines it will more likely than not be able to realize these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is made. The Company did not maintain a valuation allowance on the activity in the United Kingdom (“UK”) from its acquisition of Bannerfy Ltd due to the deferred tax liability position. During the year ended December 31, 2023, Bannerfy Ltd sold all of its asset back to the original sellers and ceased operations as described below. As such, a full valuation was recorded against the remaining foreign deferred tax assets. Components of net loss before income tax attributable to foreign entities totaled $187,000 and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards. In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss position as of the end of December 31, 2023. After a review of the four sources of taxable income (as described above) and after consideration of the Company's continuing cumulative loss position as of December 31, 2023, the Company has recorded a valuation allowance on its deferred tax assets. As of December 31, 2023, 2022 and 2021, the total valuation allowance was $42.9 million, $35.7 million and $26.5 million, respectively.

At December 31, 2023, the Company had U.S. federal, state income tax, and foreign net operating loss carryforwards of approximately $130.1 million, $117.5 million and $1.1 million, respectively, expiring through 2043. Of the federal net operating losses, $24.5 million will expire from 2034 to 2037, and $105.6 million will carry over indefinitely. Federal net operating loss carryforwards generated in 2018 or after do not expire, however, they can only be used to offset 80% of taxable income in a given year. Of the state net operating losses, $115.8 million will expire from 2034-2043, and $1.6 million will carry over indefinitely. The $1.1 million of foreign net operating losses will carry over indefinitely.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company will recognize interest and penalties related to tax uncertainties as income tax expense. There were no uncertain tax positions as of December 31, 2023.

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions (primarily the UK) where the Company conducts business. As of December 31, 2023, the company had no outstanding tax audits. Currently there are no audits in process or pending from Federal, state or foreign tax authorities. Federal and state income tax returns are subject to examination for a period of three to four years after filing. UK income tax returns are subject to examination for a period of four years after filing.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers, as described at Note 4. The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy carried over, with no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting included the establishment of a net deferred tax liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes,” (“ASC 740”) required the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As a result of the disposal of the Bannerfy intangible assets, the Company recognized the related remaining net deferred tax liability, resulting in a $313,000 tax benefit reflected in the consolidated statement of operations for the year ended December 31, 2023.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2023 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which expires on August 1, 2023, at a combined rate of approximately $12,000 per month. The adoption of ASC 842, “Leases” (“ASC 842”), did not have a material impact on the Company's consolidated financial statements and related disclosures.

Rent expense for the years ended December 31, 2023 and 2022 was approximately $163,000 and $168,000, respectively, and is included in general and administrative expense in the accompanying statements of operations. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Settlement of Pending or Threatened Claims

As described above, the Note Holders made a series of investments in the Company during the period commencing January 2021 and culminating in the issuance of the Notes, which were paid in full in the first quarter of 2023. During the fourth quarter of 2023, the Note Holders made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of SPA. On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “Settlement Agreement”) settling all claims between the Parties with respect to the SPA. In consideration for the Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 500,000 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which is included in general and administrative expense in the consolidated statement of operations.

Related Party Transactions

In May 2018, the Company entered into a consulting agreement with a member of the Board of Directors, pursuant to which the board member provides the Company with strategic advice and planning services for which he receives a cash payment of $7,500 per month from the Company. The consulting agreement had an initial term ending December 31, 2019, and was extended for successive one-year periods upon mutual agreement of the board member and the Company through to fiscal year 2023. Total consulting expense under the agreement totaled $90,000 for each of the years ended December 31, 2023 and 2022.

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through April 12, 2024, the date the consolidated financial statements were available to be issued, and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the consolidated financial statements presented herein.

Sale of Minehut

On February 29, 2024, the Company sold its Minehut business unit (“Minehut”) to GamerSafer, Inc., a Delaware corporation (“GamerSafer”), in a transaction approved by the Board of Directors of the Company. Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company will receive $1,000,000 purchase consideration for Minehut, which amount will be paid by GamerSafer in revenue and royalty sharing over a period of two years, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates.

The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $644,000 as of December 31, 2023, and are included in intangible assets, net in the consolidated balance sheet.

Equity-Based Compensation

On March 19, 2024, the Board approved that an equity pool consisting of (i) 1,692,606 shares of common stock, collectively, which amount is equivalent to ten percent of the then existing and outstanding common stock of the Company on an as-converted basis, be issued to executives of the Company in the following form, amounts and vesting conditions: (a) stock options to purchase 846,303 shares of common stock, with vesting at the rate of 1/36th per month in arrears, and exercisable at a price per share of $1.85 (collectively, the “2024 Options”); and (b) restricted stock units consisting of 846,303 shares of common stock with vesting of (i) fifty percent in equal one-third increments on the first, second and third anniversaries of the restricted stock unit grant issuances, and (ii) fifty percent to be allocated equally between (a) achievement of a profitable fiscal quarter, on a net income basis, in accordance with U.S. GAAP, (b) achievement of 85% of EBITDA target for fiscal year 2024, and (c) achievement of 85% of EBITDA target for fiscal year 2025 (with such fiscal year 2025 target to be approved by the Board as part of the fiscal year 2025 financial plan)(collectively, the “2024 RSUs”). The issuance of the 2024 Options and 2024 RSUs, as described above, is contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan at the Company’s 2024 annual meeting of stockholders, and will be subject to cancellation in the event stockholder approval is not obtained.

Other

Refer to Note 10, “Settlement of Pending or Threatened Claims”

12.   RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2023 that has been updated to reflect the restatement of the Company’s financial statements as of and for the three and nine months ended September 30, 2023, arising from the exclusion of the calculated noncash value of the effect of the down round feature on the Company’s Series AA Preferred stock, triggered in August 2023, which should have been recorded as a noncash charge directly to accumulated deficit and a noncash reduction to income available to common stockholders in the computation of earnings per share. In connection with the Company’s year-end 2023 closing procedures, management reassessed the guidance set forth in ASC 260, “Earnings Per Share” and determined that the noncash value of the effect of a down round feature that is triggered on preferred stock should be recognized as a noncash charge to accumulated deficit and a noncash reduction to income available to common stockholders in the computation of earnings per share, in the period that the down round feature is triggered. As a result: (i) management has noted an error affecting additional paid in capital and accumulated deficit, with no impact to total equity, and a noncash error with respect to the computation of loss per share as reported in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (“2023 Third Quarter 10-Q”); and (ii) in connection with the Company’s 2023 year-end closing procedures, on March 26, 2024, due to the material error to loss per share originally reported in the 2023 Third Quarter 10-Q, the Company’s management and the Audit Committee determined that the Company’s consolidated interim financial statements for the three and nine months ended September 30, 2023 should be restated to reflect the modifications described above.

The changes described above did not have any impact on total assets, total liabilities, total equity, revenues, cost of revenues, operating expense, net loss or cash flows as reported for the three and nine months ended September 30, 2023. No financial statements or disclosures prior to the financial statements for the quarterly periods ended September 30, 2023 were affected by the changes described above.

The Company has not amended its previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023. The financial information that has been previously filed or otherwise reported for the quarterly periods ended September 30, 2023 is superseded by the information in this Annual Report, and the consolidated financial statements and related financial information for the quarterly periods ended September 30, 2023 contained in such previously filed report should no longer be relied upon. The Company filed a current report on form 8-K pursuant to Item 4.02 on May 27, 2024, disclosing the matter described above.

	As of September 30, 2023
	As Previously	Restatement
	Reported	Adjustment		As Restated
Unaudited Condensed Balance Sheet
Total assets	$27,242,000	-		$27,242,000
Liabilities and shareholders ’ equity (deficit)
Total liabilities	10,627,000	-		10,627,000
Preferred stock, par value $0.001 per share;	-	-		-
Common stock, par value $0.001 per share;	81,000	-		81,000
Additional paid-in-capital	244,333,000	6,446,000	(1)	250,779,000
Accumulated deficit	(227,799,000)	(6,446,000	)(1)	(234,245,000)
Total shareholders ’ equity (deficit)	16,615,000	-		16,615,000
Total liabilities and shareholders ’ equity (deficit)	$27,242,000	$-		$27,242,000

	Three Months Ended September 30, 2023
	As Previously	Restatement
	Reported	Adjustment		As Restated
Unaudited Condensed Statement of Operations
Net loss attributable to common stockholders used in computation of loss per share – basic and diluted	$(2,984,000)	$(6,446,000	)(1)	$(9,430,000)
Basic and diluted net loss per common share	$(1.01)	$(2.18)		$(3.19)
Weighted-average number of shares outstanding, basic and diluted	2,957,271	2,957,271		2,957,271

	Nine Months Ended September 30, 2023
	As Previously	Restatement
	Reported	Adjustment		As Restated
Unaudited Condensed Statement of Operations
Net loss attributable to common stockholders used in computation of loss per share – basic and diluted	$(17,056,000)	$(6,446,000	)(1)	$(23,502,000)
Basic and diluted net loss per common share	$(7.44)	(2.81)		$(10.25)
Weighted-average number of shares outstanding, basic and diluted	2,293,191	2,293,191		2,293,191

	Three and Nine Months Ended September 30, 2023
	As Previously	Restatement
	Reported	Adjustment		As Restated
Statement of Changes in Shareholders’ Equity (Deficit)
Additional paid-in-capital:	$244,333,000	$6,446,000	(1)	$250,779,000
Accumulated Deficit:	$(227,799,000)	$(6,446,000	)(1)	$(234,245,000)

(1)

Represents noncash value of the effect of the down round feature on the Company’s Series AA Preferred stock, triggered in August 2023, and the related adjustments to additional paid in capital and accumulated deficit, with no impact to total equity, and a noncash adjustment to the computation of loss per share as reported in the Company’s 2023 Third Quarter 10-Q. The adjustments did not have any impact on total assets, total liabilities, total equity, revenues, cost of revenues, operating expense, net loss or cash flows as reported for the three and nine months ended September 30, 2023, as reported in the 2023 Third Quarter 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LEAGUE ENTERPRISE, INC.

Date: April 12, 2024	By:	/s/ Ann Hand
Ann Hand
President and Chief Executive Officer (Principal Executive Officer)

SUPER LEAGUE ENTERPRISE, INC.

Date: April 12, 2024	By:	/s/ Clayton Haynes
Clayton Haynes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Hand	Chief Executive Officer	April 12, 2024
Ann Hand	and Chair of the Board
(Principal Executive Officer)

/s/ Clayton Haynes	Chief Financial Officer	April 12, 2024
Clayton Haynes	(Principal Financial and Accounting Officer)

/s/ David Steigelfest	Director	April 12, 2024
David Steigelfest

/s/ Jeff Gehl	Director	April 12, 2024
Jeff Gehl

/s/ Kristin Patrick	Director	April 12, 2024
Kristin Patrick

/s/ Mark Jung	Director	April 12, 2024
Mark Jung

/s/ Michael Keller	Director	April 12, 2024
Michael Keller