Form 10-K/A
period 2023-12-31
Super League Enterprise, Inc.
filed 2024-04-29
CIK 1621672

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

As of April 25, 2024, there were 6,506,183 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Super League Enterprise, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2024 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Amended and Restated Bylaws (“Bylaws”) provide that the number of directors that constitute the entire Board of Directors (the “Board”) shall be fixed from time to time by resolution adopted by a majority of the entire Board, but that in no event shall the number be less than one. Our Amended and Restated Certificate of Incorporation, as amended (our “Charter”) classifies our Board of Directors into three classes with staggered three-year terms, designated as follows:

●	Class I, comprised of one director, Kristin Patrick, with one vacancy (with a term expiring at our 2024 annual meeting of stockholders);

●	Class II, comprised of two directors, Jeff Gehl and Michael Keller (with terms expiring at our 2025 annual meeting of stockholders).

●	Class III, comprised of two directors, Ann Hand and Mark Jung (with terms expiring at our 2025 annual meeting of stockholders).

Our Board currently consists of the following five members:

Name	Age	Positions	Class	Director Since	Committee Memberships
					A	CP	NCG	SC
Ann Hand	55	Chief Executive Officer, Chair	Class III	2015
Jeff Gehl	57	Independent Director	Class II	2015	C		M	M
Mark Jung	62	Independent Director	Class III	2019	M	C		C
Michael Keller	53	Independent Director	Class II	2018	M	M	C	M
Kristin Patrick	53	Independent Director	Class I	2018		M	M

A – Audit Committee
C – Committee Chair
CP – Compensation Committee
NCG – Nominating and Governance Committee
SC – Strategic Committee
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

Mark Jung
Independent Director

Mr. Jung has served as a director on our Board since July 2019. Mr. Jung currently serves as an independent consultant to multiple media and technology companies. Previously, Mr. Jung served on the board of directors of Accela, a leading provider of cloud-based productivity and civic engagement solutions for government, from March 2016 to April 2019. During his tenure on the board of Accela, Mr. Jung also held executive management positions for Accela, including as Chairman and interim Chief Executive Officer from August 2016 to March 2017 and from April 2018 to October 2018, as well as serving as Executive Chairman from March 2017 to April 2018. Prior to Accela, Mr. Jung served as Executive Chairman of OL2, a leading cloud solutions provider for gaming and graphics-rich applications, from May 2013 to March 2015; Samba Safety, a provider of driver risk management solutions from May 2016 to September 2021; and ReadyUp, a provider of an esports platform for player networking and team management from March 2019 to February 2023. Currently, Mr. Jung serves as a member of the board of directors of Millennium Trust Company, a leading financial services company offering niche alternative custody solutions to institutions, advisors and individuals; Inmar, a provider of intelligent commerce network solutions; and PocketRN, a telenursing platform and services provider. Mr. Jung graduated with a BS in engineering from Princeton University and received his MBA from Stanford University Graduate School of Business.

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

Name	Age	Positions
Ann Hand	55	Chief Executive Officer and Chair
Clayton Haynes	54	Chief Financial Officer
Matt Edelman	54	President and Chief Commercial Officer

Ann Hand
Chief Executive Officer, Chair of the Board

Please see Ms. Hand’s biography in the preceding section under the heading “Directors.”

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

Role of Board in Risk Oversight Process

Our Board has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business, and the steps we take to manage them. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk. Cybersecurity risk is a key consideration in our operational risk management capabilities, and we continuously strive to implement best practices to mitigate risk. Given the nature of our operations and business, cybersecurity risk may manifest itself through various business activities and channels and is thus considered an enterprise-wide risk which is subject to control and monitoring at various levels of management throughout the business. Our Board will oversee and review reports on significant matters of corporate security, including cybersecurity. In addition, we maintain specific cyber insurance through our corporate insurance program, the adequacy of which is subject to review and oversight by our Board.

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

Board Committees and Independence

Our Board has established the following three standing committees: Audit Committee, Compensation Committee, Nominating and Governance Committee, and Strategic Committee. Our Board has adopted written charters for each of these committees, copies of which are available under the Corporate Governance section of our website at http://ir.superleague.com.

Audit Committee

Our Audit Committee is currently comprised of Jeff Gehl, who serves as the Audit Committee Chair, Michael Keller and Mark Jung, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee met four times during the year ended December 31, 2023. Pursuant to its charter, the Audit Committee’s responsibilities include, among other things:

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

●
preparing the report that the Securities and Exchange Commission (the “SEC”) requires in our annual proxy statement, upon becoming subject to the Securities Exchange Act of 1934, as amended (“Exchange Act”);

●
complying with all preapproval requirements of Section 10A(i) of the Exchange Act and all SEC rules relating to the administration by the Audit Committee of the auditor engagement to the extent necessary to maintain the independence of the auditor as set forth in 17 CFR Part 210.2-01(c)(7);

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

Compensation Committee

Our Compensation Committee is currently comprised of Mark Jung, who serves as the Compensation Committee Chair, Kristin Patrick and Michael Keller, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Compensation Committee’s main function is to assist our Board in the discharge of its responsibilities related to the compensation of our executive officers. The Compensation Committee met five times during the year ended December 31, 2023. Pursuant to its charter, the Compensation Committee is primarily responsible for, among other things:

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

Nominating and Governance Committee

Our Nominating and Governance Committee is currently comprised of Michael Keller, who serves as the Nominating and Governance Committee Chair, Kristin Patrick and Jeff Gehl, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Nominating and Governance Committee met four times during the year ended December 31, 2023. Pursuant to its charter, the Nominating and Governance Committee is primarily responsible for, among other things:

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

Strategic Committee

Our Strategic Committee was formed on October 1, 2023 and is currently comprised of Mark Jung (Chairman), and Michael Keller and Jeff Gehl, each of which are members of the committee. The Strategic Committee met three times during the year ended December 31, 2023. Pursuant to its charter, the Strategic Committee is primarily responsible for reviewing and advising on strategies submitted by management relating to financing options, M&A opportunities, and strategic options, among other things.

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

Board Diversity

Our five directors come from diverse backgrounds. We comply with Nasdaq Listing Rule 5605(f), which requires Nasdaq-listed companies to have at least two diverse directors, including one self-identified woman and one individual who self-identifies as an underrepresented minority or as LGBTQ+.

The table below provides certain highlights of the composition of our Board members as of April 29, 2024. Each of the categories listed in the table below has the meaning as it is used in Nasdaq Listing Rule 5605(f).

Board Diversity Matrix (As of April 29, 2024)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Identity
Directors	2	3	—	—
Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	2	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	5*

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

Super League Enterprise, Inc.
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

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended December 31, 2023, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, with the exception of one late Form 4 for each of Mr. Gehl, Mr. Jung, Mr. Keller and Ms. Patrick, each reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We are an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to our “named executive officers,” who are those individuals serving as our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers at December 31, 2023, the end of the last completed fiscal year (the “Named Executive Officers”).

We have identified Ann Hand, Matt Edelman, and David Steigelfest as our Named Executive Officers for the year ended December 31, 2023. Our Named Executive Officers for our fiscal year ending December 31, 2024 are subject to change, as we may hire or appoint new executive officers.

For the fiscal years ended December 31, 2023 and 2022, compensation for our Named Executive Officers was as follows:

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)

Ann Hand	2023	$425,000	$222,000	(2)	$360,000	$382,000	$1,389,000
Chief Executive Officer (4)	2022	$425,000	$140,000	(3)	$1,627,200	$-	$2,192,200

Matt Edelman	2023	$330,000	$123,000	(2)	$60,000	$154,000	$667,000
Chief Commercial Officer, President (4)	2022	$330,000	$100,000	(3)	$336,200	$-	$766,200

David Steigelfest	2023	$330,000	$123,000	(2)	$60,000	$103,000	$616,000
Former Chief Platform Officer, Corporate Secretary and Director (5)	2022	$330,000	$40,000	(3)	$336,200	$-	$706,200

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

A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant to ASC 718. A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied.

Cancellation of an existing equity-classified award along with a concurrent grant of a replacement award is accounted for as a modification under ASC 718 Total compensation cost to be recognized in connection with a modification and concurrent grant of a replacement award is equal to the original grant date fair value plus any incremental fair value, calculated as the excess of the fair value of the replacement award over the fair value of the original awards on the cancellation date. Any incremental compensation cost related to vested awards is recognized immediately on the modification date. Any incremental compensation cost related to unvested awards is recognized prospectively over the remaining service period, in addition to the remaining unrecognized grant date fair value.

The applicable amounts included in the table above do not represent the actual value, if any, that may be realized by the Named Executive Officers.

(2)	Includes executive bonus amounts earned in connection with the 2023 executive bonus program approved at the discretion of the Board.
(3)	Includes executive bonus amounts earned in connection with the 2022 executive bonus program approved at the discretion of the Board.
(4)	Ms. Hand served as the Company’s President during the year ended December 31, 2022 until Mr. Edelman’s appointment as President on January 13, 2023.
(5)
Mr. Steigelfest served as the Company’s Chief Platform Officer, Corporate Secretary and as a member of the Board until Mr. Steigelfest concluded his tenure as an officer and director of the Company effective April 1, 2024.

Elements of Compensation

Our executive compensation program consisted of the following components of compensation during the years ended December 31, 2023 and 2022:

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

Executive Bonus

The Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as that executive officer’s contribution towards our business objectives. Bonus amounts depend on the level of achievement of individual performance goals, with a target bonus generally set as a percentage of base salary and based on the achievement of pre-determined milestones.  For the year ended December 31, 2023, each of our Named Executive Officers was awarded a bonus by the Compensation Committee in the amount set forth in the Summary Compensation Table above.

Equity Incentive Awards

We believe that to attract and retain management, key employees and non-management directors, the compensation paid to these persons should include, in addition to base salary, annual equity incentives. Our Compensation Committee determines the amount and terms of equity-based compensation granted to each individual. In determining whether to grant certain equity awards to our executive officers, the Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as the executive officer’s contribution towards goals of the Company. All equity awards issued to our Named Executive Officers during the years ended December 31, 2023 and 2022 were issued under our 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”).

Employment Agreements and Potential Payments upon Termination or Change of Control

Employment Agreements with Named Executive Officers

Ann Hand

On January 5, 2022, we entered into an employment agreement with Ms. Hand, which provides that Ms. Hand shall continue to serve as our Chief Executive Officer, President and Chair of the Board. The term of the agreement is through December 31, 2024 (the “Hand Initial Term”), and provided that neither party provides 30 days’ notice prior to the expiration of the Hand Initial Term or a Renewal Term (defined below) of their intent to allow the agreement to expire and thereby terminate, the agreement shall continue in effect for successive periods of one year (each, a “Hand Renewal Term”). The employment agreement with Ms. Hand provides for a base annual salary of $425,000, which amount may be increased annually, at the sole discretion of the Board. Additionally, Ms. Hand shall be entitled to (i) an annual cash bonus, the amount of which shall be determined by our Compensation Committee, (ii) health insurance for herself and her dependents, for which the Company shall pay 90% of the premiums, (iii) reimbursement for all reasonable business expenses, and (iv) participate in the Company’s annual variable compensation plan approved by the Board. As additional compensation, Ms. Hand was issued a grant of 45,000 performance stock units (“PSUs”) (the “Hand PSUs”), with equal increments of 20% of the Hand PSUs vesting upon the 60-day volume weighted average price of the Company’s Common Stock (the “60-Day VWAP”) reaching (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share. Ms. Hand has been granted the Hand PSUs in lieu of participating in the equity-grant component, granted pursuant to the Plan, of the Company’s annual executive compensation plan during the Hand Initial Term.

On April 30, 2023, the Board approved the cancellation of 45,000 PSUs previously granted to Ms. Hand under the 2014 Plan.  In exchange for the cancelled PSUs, Ms. Hand was granted an award of 45,000 PSUs, with equal increments of 20% vesting upon the 60-Day VWAP reach each of (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share, in each case, as quoted on the Nasdaq Capital Market. The modified PSUs have a five-year term from the date of approval and modification.

Ms. Hand’s employment agreement is terminable by either party at any time. In the event of termination by us without Cause or by Ms. Hand for Good Reason, as those terms are defined in the agreement, she shall receive a severance package consisting of the following: (i) all accrued obligations as of the termination date; (ii) a cash payment equal to the greater of (A) her base annual salary for 18 months, or (B) the remaining payments due for the term of the agreement; and (iii) the immediate vesting of all options, RSUs and PSUs, that utilize time-based vesting, set to vest over the 18 month period from and after the Termination Date; and (iv) 13,500 of the Hand PSUs shall immediately vest. In the event of termination by us with Cause or by Ms. Hand without Good Reason, Ms. Hand shall be entitled to all salary and benefits accrued prior to the termination date, and nothing else; provided, however, that Ms. Hand shall be entitled to exercise that portion of the Hand Warrant that has vested as of the effective date of the termination until the Hand Warrant’s expiration.

Ms. Hand’s employment agreement replaces a prior employment agreement entered into by the Company and Ms. Hand on June 16, 2017, as amended and restated on November 15, 2018.

Ms. Hand currently serves as the Company’s Chief Executive Officer and Chair of the Board, and served as President until January 13, 2023, when Mr. Edelman was appointed President of the Company.

Matt Edelman

On January 5, 2022, we entered into an employment agreement with Mr. Edelman, which provides that Mr. Edelman shall continue to serve as our Chief Commercial Officer. The initial term of the agreement is three years (the “Edelman Initial Term”), and provided that neither party provides 30 days' notice prior to the expiration of the Edelman Initial Term or a Edelman Renewal Term of their intent to allow the agreement to expire and thereby terminate, the agreement shall continue in effect for successive periods of one year (each, a “Edelman Renewal Term”). The employment agreement with Mr. Edelman provides for a base annual salary of $330,000, which amount may be increased annually, at the sole discretion of the Board. Additionally, Mr. Edelman shall be entitled to (i) health insurance for himself and his dependents, for which the Company shall pay 50% of the premiums, (ii) reimbursement for all reasonable business expenses, and (iv) annual variable compensation plan approved by the Board. As additional compensation, Mr. Edelman was issued a grant of 7,500 performance stock units (“PSUs”) (the “Edelman PSUs”), with equal increments of 20% of the Edelman PSUs vesting upon the 60-Day VWAP reaching (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share.

On April 30, 2023, the Board approved the cancellation of 7,500 PSUs previously granted to Mr. Edelman under the 2014 Plan.  In exchange for the cancelled PSUs, Mr. Edelman was granted an award of 7,500 PSUs, with equal increments of 20% vesting upon the 60-Day VWAP reach each of (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share, in each case, as quoted on the Nasdaq Capital Market. The modified PSUs have a five-year term from the date of approval and modification.

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

On January 13, 2023, Mr. Edelman was appointed as President of the Company in addition to his ongoing role as Chief Commercial Officer.

David Steigelfest

On January 5, 2022, we entered into an employment agreement with Mr. Steigelfest, which provided that Mr. Steigelfest would continue to serve as our Chief Platform Officer. The initial term of the agreement was three years (the “Steigelfest Initial Term”), and provided that neither party provides 30 days' notice prior to the expiration of the Steigelfest Initial Term or a Steigelfest Renewal Term of their intent to allow the agreement to expire and thereby terminate, the agreement would continue in effect for successive periods of one year (each, a “Steigelfest Renewal Term”). The employment agreement with Mr. Steigelfest provided for a base annual salary of $330,000, which amount may be increased annually, at the sole discretion of the Board. Additionally, Mr. Steigelfest was entitled to (i) health insurance for himself and his dependents, for which the Company shall pay 50% of the premiums, (ii) reimbursement for all reasonable business expenses, and (iv) annual variable compensation plan approved by the Board. As additional compensation, Mr. Steigelfest was issued a grant of 7,500 performance stock units (“PSUs”) (the “Steigelfest PSUs”), with equal increments of 20% of the Steigelfest PSUs vesting upon the 60-Day VWAP reaching (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share.

On April 30, 2023, the Board approved the cancellation of 7,500 PSUs previously granted to Mr. Steigelfest under the 2014 Plan.  In exchange for the cancelled PSUs, Mr. Steigelfest was granted an award of 7,500 PSUs, with equal increments of 20% vesting upon the 60-Day VWAP reach each of (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share, in each case, as quoted on the Nasdaq Capital Market. The modified PSUs have a five-year term from the date of approval and modification.

In the event the Company terminated Mr. Steigelfest without Cause, or Mr. Steigelfest resigned for Good Reason (each as defined in the agreement), Mr. Steigelfest was entitled to a cash payment equal to 12 months of the Steigelfest Base Pay from the date of such termination. In the event the Company terminated Mr. Steigelfest for Cause, or, Mr. Steigelfest resigned without Good Reason, Mr. Steigelfest was only be entitled to salary and benefits accrued prior to such date, provided that Mr. Steigelfest retains the right for 90 days from the date of such termination or resignation to exercise any Awards which are vested as of such date. In the event of a Change-In-Control (as defined in the agreement), the vesting of all Awards granted to Mr. Steigelfest shall accelerate, and all such Awards shall be considered fully vested immediately prior to such Change-In-Control.

Mr. Steigelfest’s employment agreement replaces a prior employment agreement entered into by the Company and Mr. Steigelfest on October 31, 2016, as amended and restated on November 1, 2018.

On March 22, 2024, the Company and Mr. Steigelfest agreed that Mr. Steigelfest would conclude his tenure as an officer and director of the Company effective April 1, 2024. Pursuant to the terms of Mr. Steigelfest’s employment agreement, as described above, Mr. Steigelfest is entitled to a cash payment equal to 12 months of the Steigelfest Base Pay from the date of termination.

Employment Agreement with Other Executive Officers

Michael Wann

On January 5, 2022, we entered into an executive employment agreement with Mr. Wann to serve as our Chief Strategy Officer and Executive Vice President of Sales, which served as an amendment and restatement of the existing executive employment agreement of Mr. Wann dated June 1, 2021.

The agreement provided that Mr. Wann would continue to serve for a term beginning on the Effective Date, and concluding on the third anniversary thereof, and that Mr. Wann would be entitled to (i) an annual base salary of $330,000, which may be increased annually at the sole discretion of the Company’s Board; (ii) participation in the Company’s annual variable compensation plan approved by the Board; (iii) in conjunction with Mr. Wann’s prior executive employment agreement executed on June 1, 2021, Mr. Wann was issued a grant, pursuant to the 2014 Plan, of 6,000 non-qualified options to purchase the Company’s Common Stock (“Options”), exercisable for a period of 10 years at the closing trading price as listed on the Nasdaq Capital Market as of the June 1, 2021, with 25% of the Options vesting an the one-year anniversary of June 1, 2021, and the remaining Options vesting in 36 equal monthly installments thereafter; (iv) participate in the Company’s health insurance plan offered by the Company to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses.

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

Clayton Haynes

On January 5, 2022 (the “Effective Date”) we entered into an executive employment agreement with Clayton Haynes (the “Haynes Employment Agreement”), which provides that Mr. Haynes will continue to serve as the Company’s Chief Financial Officer, for a term beginning on the Effective Date, and concluding on the third anniversary thereof (the “Haynes Initial Term”), and, provided that neither party provides 30 days’ notice prior to the expiration of the Haynes Initial Term or a Haynes Renewal Term (defined below) of their intent to allow the Haynes Employment Agreement to expire and thereby terminate, the Haynes Employment Agreement shall continue in effect for successive periods of one year (each, a “Haynes Renewal Term”).

Pursuant to the Haynes Employment Agreement, Mr. Haynes will be entitled to: (i) an annual base salary of $310,000, which may be increased annually at the sole discretion of the Company’s Board (the “Haynes Base Salary”); (ii) a grant, pursuant to the 2014 Plan, of 7,500 Performance Stock Units (“PSUs”) (the “Haynes PSUs”), with equal increments of 20% of the Haynes PSUs vesting upon the 60-Day VWAP reaching each of (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share; (iii) participate in the Company’s annual variable compensation plan approved by the Board; (iv) participate in the Company’s health insurance plan offered by the Company to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses.

On April 30, 2023, the Board approved the cancellation of 7,500 PSUs previously granted to Mr. Haynes under the 2014 Plan.  In exchange for the cancelled PSUs, Mr. Haynes was granted an award of 7,500 PSUs, with equal increments of 20% vesting upon the 60-Day VWAP reach each of (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share, in each case, as quoted on the Nasdaq Capital Market. The modified PSUs have a five-year term from the date of approval and modification.

In the event: (i) the Company terminates Mr. Haynes without Cause, or Mr. Haynes resigns for Good Reason, Mr. Haynes will be entitled to a cash payment equal to six months of the Haynes Base Salary from the date of such termination; or (ii) the Company terminates Mr. Haynes for Cause, or, Mr. Haynes resigns without Good Reason, Mr. Haynes shall be only be entitled to salary and benefits accrued prior to such date, provided that Mr. Haynes shall retain the right for 90 days from the date of such termination or resignation to exercise any Awards which are vested as of such date.

In the event of a Change-In-Control, the vesting of all equity awards granted to Mr. Haynes shall accelerate, and all such equity awards shall be considered fully vested immediately prior to such Change-In-Control.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses outstanding equity awards held by each of the Named Executive Officers as of December 31, 2023:

		Option/Warrant Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options/ warrants (#) Exercisable		Number of securities underlying unexercised options/ warrants (#) Unexercisable	Option/ warrant Exercise price($)	Option/ warrant expiration date	Number of shares or units of stock that have not vested(#)		Market value of shares or units of stock that have not vested(#)

Ann Hand	4/30/2023	61,112	(1)	88,888	$9.80	4/27/2033
	5/27/2021						1,177	(6)	$1,789

Matt Edelman	4/30/2023	24,448	(2)	35,552	$9.80	4/27/2033
	5/27/2021						359	(6)	$545
	6/16/22						2,167	(3)	$3,294

David Steigelfest	10/16/14	5,833		-	$6.00	10/16/24
	4/30/2023	8,151	(4)	11,849	$9.80	4/27/2033
	5/27/2021						376	(6)	$572
	6/16/22						2,167	(5)	$3,294

(1)
On April 30, 2023, Ms. Hand cancelled certain stock options with original grant dates of June 5, 2015, June 16, 2017, October 31, 2018, February 11, 2020, August 5, 2020, and May 27, 2021, previously granted to Ms. Hand under the 2014 Plan, pursuant to a Board approved exchange. In exchange for the cancelled options, Ms. Hand was granted options to purchase 150,000 shares of the Issuer's common stock under the 2014 Plan, which options vested one-third on April 30, 2023, with the remainder vesting monthly over the thirty-six month period thereafter.

(2)
On April 30, 2023, Mr. Edelman cancelled certain stock options with original grant dates of February 11, 2020, August 5, 2020, and May 27, 2021, previously granted to Mr. Edelman under the 2014 Plan, pursuant to a Board approved exchange. In exchange for the cancelled options, Mr. Edelman was granted options to purchase 60,000 shares of the Issuer's common stock under the 2014 Plan, which options vested one-third on April 30, 2023, with the remainder vesting monthly over the thirty-six month period thereafter.

(3)	Represents a grant of 3,250 RSUs granted on June 16, 2022, which vests in three equal annual installments beginning on February 1, 2022.
(4)
On April 30, 2023, Mr. Steigelfest cancelled certain stock options with original grant dates of October 16, December 21, 2015, February 11, 2020, August 5, 2020 and May 27, 2021 , previously granted to Mr. Steigelfest under the 2014 Plan, pursuant to a Board approved exchange. In exchange for the cancelled options, Mr. Steigelfest was granted options to purchase 20,000 shares of the Issuer's common stock under the 2014 Plan, which options vested one-third on April 30, 2023, with the remainder vesting monthly over the thirty-six month period thereafter.

(5)	Represents a grant of 3,250 RSUs granted on June 16, 2022, which vests in three equal annual installments beginning on February 1, 2022.
(6)
Represents individual grants of 3,530 RSUs, 1,077 RSUs and 1,128 RSUs, granted to Ms. Hand, Mr. Edelman and Mr. Steigelfest, respectively, on May 27, 2021, each of which vests in three equal annual installments beginning on February 1, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
2014 Plan	396,000	(1)	$15.70	117,000
Equity compensation plans not approved by security holders	31,000		49.21	-
Total	427,000		$18.14	117,000

(1)           Excludes 276,000 shares of common stock issuable upon the vesting of RSUs as of December 31, 2023.

Stock Option and Incentive Plan

Amended and Restated 2014 Stock Option and Incentive Plan

The Super League 2014 Stock Option and Incentive Plan was approved by the Board of Directors and the stockholders of Super League in October 2014. The 2014 Plan was subsequently amended in May 2015, May 2016, July 2017, October 2018, May 2020, April 2021, June 2022 and September 2023. The Plan allows grants of stock options, stock awards and performance shares with respect to Common Stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The Plan provides for both the direct award and sale of shares of Common Stock and for the grant of options to purchase shares of Common Stock. Options granted under the Plan include non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

The Board of Directors administers the Plan and determines which eligible individuals are to receive option grants or stock issuances under the Plan, the times when the grants or issuances are to be made, the number of shares of Common Stock subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.. The maximum number of shares of Common Stock issuable under the 2014 Plan is currently 15.0 million shares, subject to adjustments for stock splits, stock dividends or other similar changes in our Common Stock or our capital structure.

Non-Executive Director Compensation

On January 31, 2019, and as amended on August 13, 2019, effective July 1, 2019, our Board adopted a director compensation plan for our non-employee directors, the details of which are presented in the table below. We do not provide deferred compensation or retirement plans for non-employee directors.

Schedule of Director Fees

Compensation Element	Cash (1)		Equity (2)
Annual Retainer	$25,000	(3)	$60,000	(4)
Audit Committee Chair	$15,000		$-
Compensation Committee Chair	$10,000		$-
Nominating and Governance Committee Chair	$5,000		$-
Audit and Nominating and Governance Committee Member	$5,000		$-
Compensation Committee Member	$3,500		$-
Strategic Committee Chair	$15,000
Strategic Committee Member	$10,000

(1)	Cash compensation is payable in equal installments on a quarterly basis; provided, however, that no monthly cash retainer will be paid after any termination of service.
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

2023 Summary Table of Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a non-employee director during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Other Compensation ($)		Total ($)

Jeff Gehl (2)	$42,500	$60,000	$		$102,500
Mark Jung (3)(4)	$43,750	$60,000		$90,000	$193,750
Michael Keller (5)	$41,000	$60,000	$		$101,000
Kristian Patrick (6)	$28,500	$60,000	$		$88,500

(1)
The following table presents: (a) the aggregate number of RSUs granted during the year ended December 31, 2023, the grant date fair values of which are reflected in the table above; (b) the aggregate number of outstanding unvested RSUs at December 31, 2023; and (c) the aggregate number of outstanding options (both vested and unvested) at December 31, 2023. The grant date fair value is calculated in accordance with ASC 718. The methodology used to calculate the estimated value of the equity awards granted is set forth under Note 2 and Note 8 to the audited Financial Statements as of and for the years ended December 31, 2023 and 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2023. These amounts do not represent the actual value, if any, that may be realized by the individuals listed in the table.

	Restricted Stock Awards Listed in the Table Above		Aggregate Awards as of December 31, 2023
Name	Number of Unvested Shares of Restricted Stock	Number of Vested Shares of Restricted Stock	Aggregate Number of Unvested Restricted Stock Awards Outstanding	Aggregate Number of Options Outstanding

Gehl	27,027	-	27,027	25,001
Jung	27,027	-	27,027	-
Keller	27,027	-	27,027	-
Patrick	27,027	-	27,027	-

(2)	Amounts paid to Mr. Gehl consist of his annual retainer, Audit Committee Chair fees and Strategic Committee member fees, as described above.
(3)	Amounts paid to Mr. Jung consist of his annual retainer, Compensation Committee Chair fees, Audit Committee member fees and Strategic Committee member fees, as described above.
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

(5)
Amounts paid to Mr. Keller consist of his annual retainer, Nominating and Governance Committee Chair fees, Compensation Committee member fees, Audit Committee member fees and Strategic Committee member fees, as described above. Mr. Keller was appointed to the Compensation Committee in April 2020.

(6)	Amounts paid to Ms. Patrick consist of her annual retainer and Compensation Committee member fees, as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 25, 2024, we had 12 classes of voting stock outstanding: (i) Common Stock; and (ii) each of the following series of our Preferred Stock, par value $0.001 per share: (a) Series A-2 Preferred; (b) Series A-3 Preferred; (c) Series A-4 Preferred; (d) Series A-5 Preferred; (e) Series AA Preferred; (f) Series AA-3 Preferred; (g) Series AA-4 Preferred; (h) Series AA-5 Preferred; (i) Series AAA Preferred and (j) Series AAA-2 Preferred.

Beneficial Ownership of Preferred Stock

The following table sets forth certain information known to us regarding beneficial ownership of our Series A Preferred, Series A-2 Preferred, Series A-3 Preferred, Series A-4 Preferred, Series A-5 Preferred, Series AA Preferred, Series AA-3 Preferred, Series AA-4 Preferred, Series AA-5 Preferred, Series AAA Preferred and Series AAA-2 Preferred as of April 25, 2024 for

i.	each of our executive officers and directors individually,

ii.	all of our executive officers and directors as a group, and

iii.
each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

The percentage of beneficial ownership in the tables below is based on 440 shares of Series A Preferred, 463 shares of Series A-2 Preferred, 315 shares of Series A-3 Preferred, 476 shares of Series A-4 Preferred, 780 shares of Series A-5 Preferred, 4,491 shares of Series AA Preferred, no shares of Series AA-2 Preferred, 391 shares of Series AA-3 Preferred, 515 shares of Series AA-4 Preferred, 550 shares of Series AA-5 Preferred, 8,423 shares of Series AAA Preferred and 5,154 shares of Series AAA-2 Preferred deemed to be outstanding as of April 25, 2024, excluding shares reserved for issuance upon exercise and/or vesting of awards issued under our 2014 Plan.

Name and address of beneficial owner (1)	Shares Beneficially Owned (2)	Percentage of Voting Shares Outstanding

Series A Preferred
5% Shareholders:
Mitchell Burger 10778 Weyburn Ave., Los Angeles, CA 90024	200	45.5%
Dress Brothers LLP (3) 2751 Meadow Hill Ct., Richmond, VWA 99352	100	22.7%
PS Gateways LLC (4) Sodergaten 20A, Vaxjo, Sweden 35235	50	11.4%
Bob and Linda Hixson 3013 Deer Trail, Mckinney, TX 45071	25	5.7%
Michael Kearns 5217 Highlandcroft Place, Fuquay Varina, NC 27526	25	5.7%
Jacqui Marucci 1820 Highway 35, Apt.57, Wall, New Jersey 07719	25	5.7%

Series A-2 Preferred
5% Shareholders:
Gary Akerstrom 1440 Meadow Dr., Ukiah, CA 95482	174	37.6%
FB Griffin Partnership LTD (5) 675 Bering Dr., Suite 825, Houston, TX 77057	75	16.2%
Howard E. Sneed Revocable Trust (6) 1019 Hickory Ridge Ln, Loveland, OH 45140	75	16.2%
Donnell Buck 21267 County 10 Blvd., Zumbrota, MN 55992	25	5.4%
Stanley Claassen 808 S. Kansas Ave., Newton, KS 67114	25	5.4%
Eugene Tonkovich 148 Adams Ln., New Canaan, CT 06840	25	5.4%

Series A-3 Preferred
5% Shareholders:
Bohdan Rudawski 161 S US 12, Fox Lake, IL 60020	100	31.7%
Theodore Hesemann 938 Bayview Drive Mosinee, Wi 54555	75	23.8%
Wilfred Lee Alcorn 2222 Highway 130 E, Shelbyville, TN 37160	50	15.9%
James Brechin 52 Country Club Dr. East, Destin, FL 32541	25	7.9%
Tony Bosworth 4218 W. 300 S., Winchester, IN, 47394	18	5.7%

Series A-4 Preferred
5% Shareholders:
Tasso Partners LLC (7) 150 Ocean Ave. Unit 24, Sea Bright, NJ 07760	96	20.2%
B. Rentz Dunn Jr. 474 Grand Oaks Dr., Brentwood, TN 37027	80	16.8%
Campbell C. Steele 6318 E. Valley Rd., Nashville, TN 37205	75	15.8%
Khwaja R. Mohammed 4488 Jordan Ranch Dr., Dublin, CA 94568	25	5.3%
Elvis Rizvic 11739 Coral Springs Dr., Fort Wayne, IN 46845	25	5.3%

Series A-5 Preferred
5% Shareholders:
The MG 1996 Irrevocable Trust (8) 84 Business Park Dr., Suite 108, Armonk, NY 10504	500	64. %
David Pollack 2467 Brentwood Rd., Beachwood, OH 44122	100	12.8%
Amanda Cecconi 1002 Fair St., Franklin, TN 37064	50	6.4%

Series AA Preferred
5% Shareholders:
Pioneer Capital Anstalt (9) 510 Madison Ave, Sute 14, New York, NY 10022	1,148	25.6%
Thomas A. Masci, Jr. 14 Knights Way, Newtown Square, PA 19073	500	11.1%
The MG 1996 Irrevocable Trust (8) 84 Business Park Dr., Suite 206, Armonk, NY 10504	500	11.1%
Lester Petracca 25 Bonnie Heights Rd., Manhasset, NY 11030	250	5.6%
David Pollack 2467 Brentwood Rd., Beachwood, OH 44122	250	5.6%
Directors and Officers:
Michael Keller (10)	250	5.6%

Series AA-3 Preferred
5% Shareholders:
Pamlico Shoals Targeted Opportunities Fund, LP (11) PO Box 669, New Albany, OH 43054	366	93.6%

Series AA-4 Preferred
5% Shareholders:
Raymond J. BonAnno (12) 18 Polo Club Dr., Denver, CO 80209	250	48.5%
Joan L. BonAnno (13) 18 Polo Club Dr., Denver, CO 80209	250	48.5%

Series AA-5 Preferred
5% Shareholders:
Pamlico Shoals Targeted Opportunities Fund, LP (11) PO Box 669, New Albany, OH 43054	500	90.9%
SFS Growth Fund LLC (14) 340 Royal Poinciana Way, Palm Beach, FL 33480	50	9.1%

Series AAA Preferred
5% Shareholders:

Raymond J. BonAnno (12) 18 Polo Club Dr., Denver, CO 80209	750	8.9%
Joan L. BonAnno (13) 18 Polo Club Dr., Denver, CO 80209	750	8.9%
Clayton Struve 675 Arbor Lake Dr., Lake Bluff, IL 60044	500	5.9%
MFK Holding LLC (15) 4650 Chase Oak Ct., Zionsville, IN 46077	450	5.3%
The MG 1996 Irrevocable Trust (8) 84 Business Park Dr., Suite 206, Armonk, NY 10504	1,000	11.9

Series AAA-2 Preferred
5% Shareholders:
Tasso Partners LLC (7) 150 Ocean Ave. Unit 24, Sea Bright, NJ 07760	678	13.2%
Pamlico Shoals Targeted Opportunities Fund, LP (11) PO Box 669, New Albany, OH 43054	634	12.3%
Thomas A. Masci, Jr. 14 Knight Way, Newtown Square, PA 19073	600	11.6%
Pamlico Shoals Capital LLC (11) PO Box 669, New Albany, OH 43054	435	8.4%

(1)
Each of the Company’s Named Executive Officers and directors who do not hold shares of Series A Preferred, Series A-2 Preferred, Series A-3 Preferred, Series A-4 Preferred, Series A-5 Preferred, Series AA Preferred, Series AA-2 Preferred, Series AA-3 Preferred, Series AA-4 Preferred or Series AA-5 Preferred are excluded from this table.

(2)	Based on corporate records of the Issuer.
(3)	William Dress may be deemed to be the beneficial owner of the securities reported herein.
(4)	Per Gustafsson may be deemed to be the beneficial owner of the securities reported herein.
(5)	As Managing Partner of FB Griffin Partnership LTD, Fred Griffith may be deemed to be the beneficial owner of the securities reported herein.
(6)	Howard E. Sneed may be deemed to be the beneficial owner of the securities reported herein.
(7)	As Trustee of the GCL Family Trust, Manager of Tasso Capital LLC, the Manager of Tasso Partners LLC, Dana Carrera may be deemed to be the beneficial owner of the securities reported herein.
(8)	As Trustee of the MG 1996 Irrevocable Trust, Stephen Bolduc may be deemed to be the beneficial owner of the securities reported herein.
(9)	As Director of Pioneer Capital Anstalt, Nicola Feuerstein may be deemed to be the beneficial owner of the securities reported herein.
(10)
Shares reported herein held by the Michael R. Keller Trust. As Trustee of the Michael R. Keller Trust, Michael Keller, a member of the Company’s Board of Directors, may be deemed to be the beneficial owner of the securities reported herein. The business address of each of the executive officers and directors of the Company is 11440 W. Bernardo Court, Suite 300, San Diego, California 92127.

(11)
As a Managing Member of the General Partner of Pamlico Shoals Targeted Opportunities Fund, LP, and as President and Sole Member of the Manager of Pamlico Shoals Capital LLC, Michael Layman may be deemed to be the beneficial owner of the securities reported herein.

(12)
Shares reported herein held by the Raymond J. BonAnno Trust U/A dtd 12.05.2002. As Trustee of the Raymond J. BonAnno Trust U/A dtd 12.05.2002, Raymond J. BonAnno may be deemed to be the beneficial owner of the securities reported herein.

(13)
Shares reported herein held by the Joan L. BonAnno Trust U/A dtd 12.05.2002. As Trustee of the Raymond J. BonAnno Trust U/A dtd 12.05.2002, Joan L.BonAnno may be deemed to be the beneficial owner of the securities reported herein.

(14)	As Managing Member of SFS Growth Fund LLC, Spencer Segura may be deemed to be the beneficial owners of the securities reported herein.
(15)	As Manager of MFK Holding LLC, Mary Kay Fagin may be deemed to be the beneficial owner of the securities reported herein.

Beneficial Ownership of Common Stock

The following table sets forth certain information known to us regarding beneficial ownership of our Common Stock as of April 25, 2024 for

i.	each of our executive officers and directors individually,

ii.	all of our executive officers and directors as a group, and

iii.
each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

The percentage of beneficial ownership in the tables below is based on 6,629,942 shares of Common Stock deemed to be outstanding as of April 25, 2024, excluding shares reserved for issuance upon exercise and/or vesting of awards issued under our 2014 Plan.

Name, address and title of beneficial owner (1)	Shares of Common Stock	Total Number of Shares Subject to Exercisable Derivative Securities	Total Number of Shares Beneficially Owned		Percentage of Voting Common Stock Outstanding (2)

Officers and Directors:
Ann Hand	21,010	75,002	96,012	(3)	1.45%
Chief Executive Officer and Chair
Clayton Haynes	4,008	17,504	21,512	(4)	*
Chief Financial Officer
Matt Edelman	6,119	30,003	36,122	(5)	*
President and Chief Commercial Officer
Jeff Gehl	61,619	1,250	62,869	(6)	*
Director
Kristin Patrick	5,714	-	5,714	(7)	*
Director

Michael Keller	15,064	-	15,064	(8)	*
Director
Mark Jung	11,460	-	11,460	(9)	*
Director
Executive Officers and Directors as a Group (8 persons)	124,993	123,759	248,752		3.75%

5% Shareholders(16):
Raymond J. Bonanno TTEE U/A 12/5/02, Raymond Bonanno, Trustee(10) 18 Polo Club Drive Denver, CO 80209	448,029		448,029		6.76%
Joan L Bonanno TTEE, U/A DTD 12/5/2002, Joan L Bonanno, Trustee(11) 18 Polo Club Drive Denver, CO 80209	448,029		448,029		6.76%
Thomas A Masci Jr. 14 Knights Way Newtown Square, PA 19073	350,878		350,878		5.29%
Pamlico Shoals Targeted Opportunities Fund LP(12) PO BOX 669 NEW ALBANY, OH 43054	370,761		370,761		5.59%
Pioneer Capital Anstalt(13) c/o LH Financial Services. Corp. 510 Madison Ave., 14th Floor New York, NY 10022	608,694		608,694		9.18%
Tasso Partners, LLC, Dana Carrera Trustee of GCL Family Trust(14) 150 Ocean Ave. Unit 24 Sea Bright, NJ 07760	396,492		396,492		5.98%
THE MG 1996 IRREVOCABLE TRUST(15) 84 BUSINESS PARK DRIVE SUITE 108 ARMONK, NY 10504	597,372		597,372		9.01%

* Less than 1.0%

(1)	Unless otherwise indicated, the business address for each of the executive officers and directors is c/o Super League Enterprise, Inc., 2912 Colorado Avenue, Suite #203, Santa Monica, CA 90404.
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

(3)
Includes 5,556 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024. Excludes 45,000 PSUs that will not be vested within 60 days of April 25, 2024.

(4)	Includes 1,296 shares issuable upon conversion of stock options exercisable within 60 days of April 25, 2024. Excludes 833 RSUs and 7,500 PSUs that will not be vested within 60 days of April 25, 2024.
(5)
Includes (i) 2,222 shares issuable upon conversion of stock options exercisable within 60 days of April 25, 2024, and (ii) 625 shares of Common Stock held by 3MB Associates, LLC. Excludes 1,083 RSUs and 7,500 PSUs that will not be vested within 60 days of April 25, 2024.

(6)
Includes (i) 1,250 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 25, 2024 held directly, (ii) 3,845 shares of Common Stock held by BigBoy Investment Partnership, LLC, (iv) and 1,226 shares of Common Stock held by BigBoy, LLC. Mr. Gehl is the Managing Member of BigBoy Investment Partnership and BigBoy, LLC, and, therefore, may be deemed to beneficially own these shares. The business address for BigBoy Investment Partnership and BigBoy, LLC is 111 Bayside Dr., Suite 270, Newport Beach, CA 92625. Excludes 27,027 RSUs that will not be vested within 60 days of April 25, 2024.

(7)	Excludes 27,027 RSUs that will not be vested within 60 days of April 25, 2024.
(8)
Includes (i) 9,065 shares of Common Stock held by the Michael R. Keller Trust, (ii) 142 shares of Common Stock, and (iii) 142 shares of Common Stock held by the Keller 2004 IRR Trust FBO Charles. Excludes 27,027 RSUs that will not be vested within 60 days of April 25, 2024.

(9)	Includes 5,980 shares of Common Stock held in the Reporting Person’s IRA account. Excludes 27,027 RSUs that will not be vested within 60 days of April 25, 2024.
(10)
Shares reported herein held by the Raymond J. BonAnno Trust U/A dtd 12.05.2002. As Trustee of the Raymond J. BonAnno Trust U/A dtd 12.05.2002, Raymond J. BonAnno may be deemed to be the beneficial owner of the securities reported herein.

(11)
Shares reported herein held by the Joan L. BonAnno Trust U/A dtd 12.05.2002. As Trustee of the Raymond J. BonAnno Trust U/A dtd 12.05.2002, Joan L.BonAnno may be deemed to be the beneficial owner of the securities reported herein.

(12)	As a Managing Member of the General Partner of Pamlico Shoals Targeted Opportunities Fund, LP, Michael Layman may be deemed to be the beneficial owner of the securities reported herein.
(13)	As Director of Pioneer Capital Anstalt, Nicola Feuerstein may be deemed to be the beneficial owner of the securities reported herein.
(14)	As Trustee of the GCL Family Trust, Manager of Tasso Capital LLC, the Manager of Tasso Partners LLC, Dana Carrera may be deemed to be the beneficial owner of the securities reported herein.
(15)	As Trustee of the MG 1996 Irrevocable Trust, Stephen Bolduc may be deemed to be the beneficial owner of the securities reported herein.
(16)	Reflects common stock issuable upon conversion of preferred stock outstanding as of April 25, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with Mr. Jung’s appointment as a director on our Board, the Company and Mr. Jung entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Mr. Jung will provide the Company with strategic advice and planning services for which Mr. Jung will receive a cash payment of $7,500 per month from the Company. The Consulting Agreement had an initial term that continued until December 31, 2019, and was extended through December 31, 2020 upon mutual agreement of Mr. Jung and the Company, and continued on a month-to-month basis during 2022 and 2023.

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

Director Independence

Our Board has determined that the following four of our five directors qualify as independent directors, as determined in accordance with the Listing Rule 5605 of the Nasdaq Stock Market: Messrs. Gehl, Keller and Jung, and Ms. Patrick. Nasdaq Listing Rule 5605 includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq Stock Market listing rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Ms. Hand, our Chief Executive Officer and Chair, is a first cousin of Mr. Gehl, a member of our Board. There are no other family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Upon recommendation of the Audit Committee of the Board of Directors, the Board appointed Baker Tilly US, LLP (formerly Squar Milner LLP) (“Baker Tilly”) (Los Angeles, California, PCAOB ID: 23) as our independent registered public accounting firm for the year ending December 31, 2023. The Board may terminate the appointment of Baker Tilly as the Company’s independent registered public accounting firm without the approval of the Company’s stockholders whenever the Board deems such termination necessary or appropriate.

Audit Fees

The following table presents fees billed by Baker Tilly LLP (Baker Tilly LLP served as the Company’s auditor from 2016 to 2023) for professional services rendered for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit fees (1)	$27,000	$193,000
Audit related fees (2)	57,000	27,000
Tax fees (3)	39,000	30,000
All other fees (4)	-	-
Total	$123,000	$250,000

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

(3)	Tax fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above.

The following table presents fees billed by WithumSmith+Brown, PC for professional services rendered for the fiscal year ended December 31, 2023:

2023
Audit fees (1)	$282,520
Audit related fees (2)	15,600
Tax fees (3)	-
All other fees (4)	-
Total	$298,120

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

(3)	Tax fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above. No such fees were billed by WithumSmith+Brown, PC for 2023.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Except as described below, there have been no changes in or disagreements with accountants on accounting and financial disclosure.

On July 14, 2023, Super League Gaming, Inc. (the “Company”) retained Withum Smith + Brown, PC (“Withum”) as its independent registered public accounting firm for the fiscal year ending December 31, 2023.

Auditor Independence

Our Audit Committee and our full Board of Directors considered that the work done for us in the year ended December 31, 2023, by WithumSmith+Brown, PC, was compatible with maintaining WithumSmith+Brown, PC independence.

Our Audit Committee and our full Board of Directors considered that the work done for us in the years ended December 31, 2023 and 2022, respectively, by Baker Tilly was compatible with maintaining Baker Tilly independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Enterprise, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Enterprise, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.3	Asset Purchase Agreement, dated October 4, 2021, among Super League Enterprise, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
2.4	Asset Purchase Agreement, by and between Super League Gaming, Inc., and Melon, Inc., dated May 4, 2023	Exhibit 2.3 to the Current Report on Form 8-K, filed on May 9, 2023.
3.1	Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated November 19, 2018.	Exhibit 3.1 to the Registration Statement, filed on January 4, 2019.
3.2	Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019.
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019.
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated July 24, 2020.	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 24, 2020.
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock	Exhibit 3.5 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock	Exhibit 3.6 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series A-3 Preferred Stock	Exhibit 3.7 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.8	Certificate of Designation of Preferences, Rights and Limitations of the Series A-4 Preferred Stock	Exhibit 3.8 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.9	Certificate of Designation of Preferences, Rights and Limitations of the Series A-5 Preferred Stock	Exhibit 3.9 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on April 25, 2023
3.11	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.11 to the Annual Report on Form 10-K filed April 15, 2024
3.12	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on May 4, 2023
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K/A, filed on May 9, 2023, as amended on May 10, 2023.
3.14	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 2, 2023
3.15	Certificate of Amendment to Super League Gaming, Inc.’s Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.2 to the Current Report on Form 8-K, filed on June 2, 2023
3.16	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as Amended, of Super League Gaming, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 8, 2023.
3.17	Certificate of Designation of Preferred, Rights and Limitations of the Series AAA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 6, 2023

3.18	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 22, 2023
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement, filed on February 12, 2019.
4.2	Form of Registration Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019.
4.7	Form of May 2022 Convertible Promissory Note	Exhibit 10.2 to the Current Report on Form 8-K, filed May 16, 2022.
4.8	Form of Placement Agent Warrant	Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
4.9	Form of Placement Agent Warrants	Exhibit 10.3 to the Current Report on Form 8-K, filed on April 25, 2023
4.10	Form of Pre-Funded Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on August 24, 2023
4.11	Form of Placement Agent Warrants	Exhibit 10.5 to the Current Report on Form 8-K filed on December 6, 2023
10.1†	Super League Enterprise, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement , filed on January 4, 2019.
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement , filed on January 4, 2019.
10.3	Subscription Agreement, among Nth Games, Inc. and certain accredited investors.	Exhibit 10.3 to the Registration Statement , filed on January 4, 2019.
10.4	Subscription Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.4 to the Registration Statement, filed on January 4, 2019.
10.5	Form of Theater Agreement, filed herewith.	Exhibit 10.5 to the Registration Statement , filed on January 4, 2019.
10.6	Lease between Super League Enterprise, Inc. and Roberts Business Park Santa Monica LLC, dated June 1, 2016.	Exhibit 10.6 to the Registration Statement, filed on January 4, 2019.
10.7+	License Agreement between Super League Enterprise, Inc. and Riot Games, Inc., dated June 22, 2016.	Exhibit 10.7 to the Registration Statement , filed on January 4, 2019.
10.8+	Amended and Restated License Agreement between Super League Enterprise, Inc. and Mojang AB, dated August 1, 2016.	Exhibit 10.8 to the Registration Statement , filed on January 4, 2019.
10.9+	Master Agreement between Super League Enterprise, Inc. and Viacom Media Networks, dated June 9, 2017.	Exhibit 10.9 to the Registration Statement, filed on January 4, 2019.
10.10	Form of Common Stock Purchase Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.10 to the Registration Statement , filed on January 4, 2019.
10.11	Form of Investors’ Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.11 to the Registration Statement, filed on January 4, 2019.
10.12†	Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated June 16, 2017.	Exhibit 10.12 to the Registration Statement , filed on January 4, 2019.
10.13†	Employment Agreement, between Super League Enterprise, Inc. and David Steigelfest, dated October 31, 2017.	Exhibit 10.13 to the Registration Statement, filed on January 4, 2019.
10.14	Riot Games, Inc. Extension Letter, dated November 21, 2017.	Exhibit 10.14 to the Registration Statement, filed on January 4, 2019.
10.15	Form of Note Purchase Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.15 to the Registration Statement , filed on January 4, 2019.
10.16	Form of Security Agreement, between Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.16 to the Registration Statement, filed on January 4, 2019.
10.17	Form of Intercreditor and Collateral Agent Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.17 to the Registration Statement , filed on January 4, 2019.

10.18	Form of Investors’ Rights Agreement (9% Secured Convertible Promissory Notes), among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.18 to the Registration Statement , filed on January 4, 2019.
10.19	Master Service Agreement and Initial Statement of Work between Super League Enterprise, Inc. and Logitech Inc., dated March 1, 2018.	Exhibit 10.19 to the Registration Statement , filed on January 4, 2019.
10.20	Asset Purchase Agreement, between Super League Enterprise, Inc. and Minehut, dated June 22, 2018.	Exhibit 10.20 to the Registration Statement, filed on January 4, 2019.
10.21†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement , filed on January 4, 2019.
10.22†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and David Steigelfest, dated November 1, 2018.	Exhibit 10.22 to the Registration Statement, filed on January 4, 2019.
10.23†	Employment Agreement, between Super League Enterprise, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019.
10.24†	Employment Agreement, between Super League Enterprise, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement , filed on January 4, 2019.
10.25++	Commercial Partnership Agreement between Super League Enterprise, Inc., and ggCircuit, LLC, dated September 23, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 14, 2019.
10.26	Form of Registration Rights Agreement, dated March 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 11, 2021.
10.27	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.28	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.29	Equity Distribution Agreement, dated as of September 3, 2021, by and between Super League Enterprise, Inc. and Maxim Group LLC.	Exhibit 1.3 to the Company’s Registration Statement on Form S-3 (File No. 333-259347, filed September 7, 2021.
10.30	Share Purchase Agreement, by and between Super League Enterprise, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.31†	Executive Employment Agreement between Super League Gaming, Inc., and Ann Hand, dated January 5, 2022	Exhibit 10.1 to the Current Report on Form 8-K filed January 7, 2022.
10.32†	Executive Employment Agreement between Super League Gaming, Inc., and Clayton Haynes, dated January 5, 2022	Exhibit 10.2 to the Current Report on Form 8-K filed January 7, 2022.
10.33†	Executive Employment Agreement between Super League Gaming, Inc., and David Steigelfest, dated January 5, 2022	Exhibit 10.3 to the Current Report on Form 8-K filed January 7, 2022.
10.34†	Executive Employment Agreement between Super League Gaming, Inc., and Matt Edelman, dated January 5, 2022	Exhibit 10.4 to the Current Report on Form 8-K filed January 7, 2022.
10.35†	Executive Employment Agreement between Super League Gaming, Inc., and Michael Wann, dated January 5, 2022	Exhibit 10.5 to the Current Report on Form 8-K filed January 7, 2022.
10.36	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Enterprise, Inc. and Tumim Stone Capital LLC	Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022.
10.37	Securities Purchase Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.1 to the Current Report on Form 8-K, filed May 16, 2022.
10.38	Registration Rights Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.3 to the Current Report on Form 8-K, filed May 16, 2022.
10.39†	Transition Letter Agreement dated January 13, 2023, between Super League Gaming, Inc. and Mike Wann.	Exhibit 10.1 to the Current Report on Form 8-K, filed January 20, 2023.
10.40	Form of Placement Agency Agreement	Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.41	Form of Series A Subscription Agreement	Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.42	Form of Registration Rights Agreement	Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023

10.43	Form of Series AA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 25, 2023
10.44	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed on April 25, 2023
10.45	Placement Agency Agreement by and between Aegis Capital Corp. and Super League Gaming, Inc., dated March 24, 2023.	Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2023
10.46	Underwriting Agreement, dated August 21, 2023, between Super League Gaming, Inc. and Aegis Capital Corp.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2023
10.47	Warrant Agency Agreement, dated August 23, 2023, between Super League Gaming, Inc and Direct Transfer, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on August 24, 2023
10.48	Form of Series AAA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023
10.49	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023
10.50	Form of Series A Exchange Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 6, 2023
10.51	Form of Series AA Exchange Agreement	Exhibit 10.4 to the Current Report on Form 8-K filed on December 6, 2023
10.52	Financing and Security Agreement, effective December 17, 2023, by and among Super League Enterprise, Inc., Mobcrush Streaming, Inc., InPVP, LLC and SLR Digital Finance, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2023
10.53	Placement Agency Agreement, dated November 6, 2023, between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2023
10.54	Mutual General Release and Settlement Agreement by and between 3i, LP, Nomis Bay Ltd. and BPY Limited and Super League Enterprise, Inc., dated March 12, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2024
10.55	Asset Purchase Agreement by and between Super League Enterprise, Inc. and GamerSafer, Inc.	Exhibit 10.55 to the Annual Report on Form 10-K filed April 15, 2024
14.1	Super League Enterprise, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement , filed on January 4, 2019.
21.1	Subsidiaries of Registrant	Exhibit 21.1 to the Annual Report on Form 10-K filed April 15, 2024
23.1*	Consent of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC
23.2	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP	Exhibit 23.2 to the Annual Report on Form 10-K filed April 15, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Exhibit 32.1 to the Annual Report on Form 10-K filed April 15, 2024
97.1	Super League Enterprise, Inc. Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K filed April 15, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

SUPER LEAGUE GAMING, INC.

Date: April 29, 2024	By:	/s/ Ann Hand
Ann Hand
Chief Executive Officer (Principal Executive Officer)