Form 10-Q
period 2024-03-31
Super League Enterprise, Inc.
filed 2024-05-15
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLE	NASDAQ Capital Market

As of May 13, 2024, there were 6,632,707 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,311,000	$7,609,000
Accounts receivable	6,240,000	8,287,000
Prepaid expense and other current assets	1,134,000	862,000
Total current assets	10,685,000	16,758,000
Property and equipment, net	53,000	70,000
Intangible assets, net	5,603,000	6,636,000
Goodwill	1,864,000	1,864,000
Other receivable – noncurrent	395,000	-
Total assets	$18,600,000	$25,328,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$7,110,000	$10,420,000
Accrued contingent consideration	2,017,000	1,812,000
Contract liabilities	334,000	339,000
Secured loan – SLR Facility	370,000	800,000
Total current liabilities	9,831,000	13,371,000
Accrued contingent consideration – noncurrent	449,000	396,000
Warrant liability	2,332,000	1,571,000
Total liabilities	12,612,000	15,338,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 22,078 and 23,656 and shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 5,982,912 and 4,774,116 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	83,000	81,000
Additional paid-in capital	260,183,000	258,923,000
Accumulated deficit	(254,278,000)	(249,014,000)
Total stockholders’ equity	5,988,000	9,990,000
Total liabilities and stockholders’ equity	$18,600,000	$25,328,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

REVENUE	$4,209,000	$3,322,000

COST OF REVENUE	2,477,000	1,948,000

GROSS PROFIT	1,732,000	1,374,000

OPERATING EXPENSE
Selling, marketing and advertising	2,277,000	2,650,000
Engineering, technology and development	1,699,000	2,956,000
General and administrative	2,102,000	2,520,000
Contingent consideration	259,000	468,000
Total operating expense	6,337,000	8,594,000

NET OPERATING LOSS	(4,605,000)	(7,220,000)

OTHER INCOME (EXPENSE)
Gain on sale of intangible assets	144,000	-
Change in fair value of warrant liability	(761,000)	-
Interest expense	(18,000)	(40,000)
Other	(20,000)	24,000
Total other income (expense)	(655,000)	(16,000)

Loss before provision for income taxes	(5,260,000)	(7,236,000)

Provision for income taxes	-	-

NET LOSS	$(5,260,000)	$(7,236,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted net loss per common share	$(1.00)	$(3.84)
Weighted-average number of shares outstanding, basic and diluted	5,240,755	1,885,797

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2024	2023
Preferred stock (Shares):
Balance, beginning of period	23,656	10,323
Issuance of Series A-5 preferred stock at $1,000 per share	-	2,299
Conversions of Series A Preferred stock to common stock	(475)	-
Conversions of Series AA Preferred stock to common stock	(263)	-
Conversions of Series AAA Preferred stock to common stock	(840)	-
Balance, end of period	22,078	12,622

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-
Issuance of Series A-5 preferred stock, $0.001 par value, at $1,000 per share	-	-
Conversions of Series A Preferred stock	-	-
Conversions of Series AA Preferred stock	-	-
Conversions of Series AAA Preferred stock	-	-
Balance, end of period	$-	$-

Common stock (Shares):
Balance, beginning of period	4,774,116	1,880,298
Conversion of Series A preferred stock	45,587	-
Conversion of Series AA preferred stock	139,452	-
Conversion of Series AAA preferred stock	501,803	-
Stock-based compensation	19,788	9,455
Issuance of common stock in settlement of legal matter	500,000	-
Preferred stock dividends paid – common stock	2,166	-
Balance, end of period	5,982,912	1,889,753

Common stock (Amount):
Balance, beginning of period	$81,000	$47,000
Conversion of Series A, AA and AAA preferred stock	1,000	-
Stock-based compensation	-	-
Issuance of common stock in settlement of legal matter	1,000	-
Preferred stock dividends paid – common stock	-	-
Balance, end of period	$83,000	$47,000

Additional paid-in-capital:
Balance, beginning of period	$258,923,000	$229,900,000
Issuance of Series A-5 preferred stock at $1,000 per share, net of issuance costs	-	1,919,000
Stock-based compensation	332,000	720,000
Issuance of common stock in settlement of legal matter	924,000	-
Preferred stock dividends paid – common stock	4,000	-
Balance, end of period	$260,183,000	$232,539,000

Accumulated Deficit:
Balance, beginning of period	$(249,014,000)	$(210,743,000)
Preferred stock dividends paid – common stock	(4,000)	-
Net Loss	(5,260,000)	(7,236,000)
Balance, end of period	$(254,278,000)	$(217,979,000)
Total stockholders’ equity	$5,988,000	$14,607,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,260,000)	$(7,236,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	700,000	1,337,000
Stock-based compensation	332,000	783,000
Change in fair value of warrant liability	761,000	-
Change in fair value of contingent consideration	116,000	-
Amortization of convertible notes discount	-	40,000
Gain on sale of intangible assets	(144,000)	-
Change in fair value of noncash legal settlement	164,000	-
Changes in assets and liabilities:
Accounts receivable	2,048,000	2,671,000
Prepaid expense and other current assets	(48,000)	140,000
Accounts payable and accrued expense	(2,548,000)	(919,000)
Accrued contingent consideration	142,000	468,000
Contract liabilities	(6,000)	(82,000)
Accrued interest on note payable	-	(180,000)
Net cash used in operating activities	(3,743,000)	(2,978,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(6,000)
Capitalization of software development costs	(125,000)	(281,000)
Acquisition of other intangible assets	-	(7,000)
Net cash used in investing activities	(125,000)	(294,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	-	1,919,000
Payments on convertible notes	-	(539,000)
Accounts receivable facility advances	371,000	-
Payments on accounts receivable facility	(801,000)	-
Net cash (used in) provided by financing activities	(430,000)	1,380,000

DECREASE IN CASH	(4,298,000)	(1,892,000)
Cash and Cash Equivalents – beginning of period	7,609,000	2,482,000
Cash and Cash Equivalents – end of period	$3,311,000	$590,000

SUPPLEMENTAL NONCASH INVESTING ACTIVITIES
Issuance of common stock in connection with legal settlement	$924,000	-

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the condensed consolidated financial statements (hereinafter, “consolidated financial statements”) have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

All references to “Note,” followed by a number reference from one to seven herein, refer to the applicable corresponding numbered footnotes to these consolidated financial statements.

Sale of Minehut

On February 29, 2024, the Company sold its Minehut related assets (“Minehut Assets”) to GamerSafer, Inc. (“GamerSafer”), in a transaction approved by the Board of Directors of the Company. Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company will receive $1.0 million of purchase consideration (“Purchase Consideration”) for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple year period, as described in the GS Agreement (the “Minehut Sale”). Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2023.

The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of March 31, 2024, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for business combinations and related contingent consideration, derecognition of assets, accounting for convertible debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5.3 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively, and had an accumulated deficit of $254.3 million as of March 31, 2024. For the three months ended March 31, 2024 and 2023, net cash used in operating activities totaled $3.7 million and $3.0 million, respectively.

The Company had cash and cash equivalents of $3.3 million and $7.6 million as of March 31, 2024 and December 31, 2023, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the threat of other outbreaks or pandemics, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 205-40, “Going Concern,” (“ASC 205”).

Management’s Plans

The Company experienced growth during the periods presented through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter increases in recognized revenue across our primary revenue streams. During the prior fiscal year and the quarter ended March 31, 2024, we continued our focus on the expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of operating costs. Management continues to explore alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

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

The Company generates revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) content and technology through the production and distribution of our own, advertiser and third-party content, and (iii) direct to consumer offers, including in-game items, e-commerce and digital collectibles.

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

On Platform Media

On platform media revenue is generated from third party Brands advertising in-game on Roblox or other digital platforms, and prior to the Minehut Sale, on our Minehut Minecraft platform. Media assets include static billboards, video billboards, portals, 3D characters, Pop Ups and other media products. We work with Brands to determine the specific campaign media to deploy, target ad units and target demographics. We customize the media advertising campaign and media products with applicable branding, images and design and place the media on the various digital platforms. Media is delivered via our Super Biz Roblox platform, the Roblox Immersive Ads platform, other platforms, and prior to the Minehut Sale, on our owned and operated Minehut platform. Media placement can be based on a cost per thousand, other cost per measure, or a flat fee. Media and advertising arrangements typically include contract terms for time periods ranging from one week to two or three months in length.

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

Custom integrations are highly customized advertising campaigns that are integrated into and run on existing affiliate Roblox gaming experiences. Custom integrations will often include the creation of highly customized and branded game integration elements to be integrated into the existing Roblox gaming experience to the customers specifications and other campaign specific media or products. Prior to the Minehut Sale, we also created custom integrations on the digital property “Minehut” for Brands.

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

Revenue was comprised of the following for the three months ended March 31:

	2024	2023
	(Unaudited)
Media and advertising	$1,365,000	$1,604,000
Publishing and content studio	2,538,000	1,336,000
Direct to consumer	306,000	382,000
	$4,209,000	$3,322,000

For the three months ended March 31, 2024, 31% of revenues were recognized at a single point in time, and 69% of revenues were recognized over time, respectively. For the three months ended March 31, 2023, 29% of revenue was recognized at a single point in time, and 71% of revenue was recognized over time, respectively.

Contract assets totaled $1,075,000 at March 31, 2024, $546,000 at December 31, 2023, and $1,013,000 at December 31, 2022. Contract liabilities totaled $334,000 at March 31, 2024, $339,000 at December 31, 2023, and $111,000 at December 31, 2022. Revenue recognized during the three months ended March 31, 2024 relating to contract liabilities as of December 31, 2023 totaled $171,000. Revenue recognized during the three months ended March 31, 2023 relating to contract liabilities as of December 31, 2022 totaled $82,000.

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

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the condensed consolidated statements of operations. Advertising expense for the three months ended March 31, 2024 and 2023 was $43,000 and $9,000, respectively.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments, contingent consideration and warrant liabilities recorded in accordance with FASB ASC Topic 480, “Distinguishing liabilities from equity,” (“ASC 480”), and convertible notes payable recorded at fair value. As described in the notes below, contingent consideration, convertible notes payable and warrant liabilities outstanding during the periods presented are recorded at fair value. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the periods presented.

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

Equity-linked instruments that are deemed to be freestanding instruments issued in conjunction with preferred stock are accounted for separately. For equity linked instruments classified as equity, the proceeds are allocated based on the relative fair values of the preferred stock and the equity-linked instrument following the guidance in FASB ASC Topic 470, “Debt,” (“ASC 470”).

Acquisitions

Acquisition Method. Acquisitions that meet the definition of a business under FASB ASC Topic 805, “Business Combinations,” (“ASC 805”) are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations.

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

Transfer or Sale of Intangible Assets

Upon the sale of an intangible asset, or group of intangible assets (hereinafter, “nonfinancial assets”), the Company initially evaluates whether the Company has a controlling financial interest in the legal entity that holds the nonfinancial assets by applying the guidance on consolidation. Any nonfinancial assets transferred that are held in a legal entity in which the Company does not have (or ceases to have) a controlling financial interest is further evaluated to determine whether the underlying transaction contract meets all of the criteria for accounting for contract under the revenue standard. Once a contract meets all of the criteria, the Company identifies each distinct nonfinancial asset promised to a counterparty and derecognizes each distinct nonfinancial asset when the Company transfers control of the nonfinancial asset to the counterparty. The Company evaluates the point in time at which a counterparty obtains control of the nonfinancial assets, including whether or not the counterparty can direct the use of, and obtain substantially all of the benefits from, each distinct nonfinancial asset.

If the consideration promised in a contract is variable or includes a variable amount, the Company estimates the amount of consideration to which the Company will be entitled in exchange for transferring the promised assets to a counterparty. Purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate at each reporting date. The Company estimates the transaction price utilizing the expected value method. The expected value is the sum of probability-weighted amounts in a range of possible consideration amounts.

The accounting for an arrangement with a put option depends on the amount the Company must pay to the counterparty in the event the counterparty exercises the put option, and whether the counterparty has a significant economic incentive to exercise its right. The accounting for put options requires the Company to assess at contract inception, whether the counterparty has a significant economic incentive to exercise its right, including how the repurchase price compares to the expected market value of the nonfinancial assets at the date of repurchase and the amount of time until the right expires. A customer has a significant economic incentive to exercise a put option when the repurchase price is expected to significantly exceed the market value of the good at the time of repurchase. The Company accounts for a put option as a sale of an asset or group of assets with a right of return, if the repurchase price is less than the original sales price and the customer does not have a significant economic incentive to exercise its right.

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

A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant to FASB ASC Topic 718, “Stock based Compensation,” (“ASC 718”). A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied.

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

On March 19, 2024, the Board approved that an equity pool consisting of (i) 1,692,606 shares of common stock, collectively, which amount is equivalent to ten percent of the then existing and outstanding common stock of the Company on an as-converted basis, be issued to executives of the Company in the following form, amounts and vesting conditions: (a) stock options to purchase 846,303 shares of common stock, with vesting at the rate of 1/36th per month in arrears, and exercisable at a price per share of $1.85 (collectively, the “2024 Options”); and (b) restricted stock units consisting of 846,303 shares of common stock with vesting of (i) fifty percent in equal one-third increments on the first, second and third anniversaries of the restricted stock unit grant issuances, and (ii) fifty percent to be allocated equally between (a) achievement of a profitable fiscal quarter, on a net income basis, in accordance with U.S. GAAP, (b) achievement of 85% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for fiscal year 2024, and (c) achievement of 85% of EBITDA target for fiscal year 2025 (with such fiscal year 2025 target to be approved by the Board as part of the fiscal year 2025 financial plan)(collectively, the “2024 RSUs”). The issuance of the 2024 Options and 2024 RSUs, as described above, is contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan at the Company’s 2024 annual meeting of stockholders, and will be subject to cancellation in the event stockholder approval is not obtained.

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months
	Ended March 31,
	2024	2023
	(Unaudited)
Sales, marketing and advertising	$122,000	$164,000
Engineering, technology and development	11,000	89,000
General and administrative	199,000	530,000
Total noncash stock compensation expense	$332,000	$783,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheet. Deferred financing costs totaled $323,000 and $282,000 as of March 31, 2024 and December 31, 2023, respectively.

Convertible Debt

The Company evaluates convertible notes outstanding to determine if those contracts or embedded components of those contracts qualify as derivatives under FASB ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”). ASC 815 requires conversion, redemption options, call options and other features (hereinafter, “Embedded Instruments”) contained in the Company’s convertible debt instruments that meet certain criteria to be bifurcated and separately accounted for as an embedded derivative. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

Fair Value Option (“FVO”) Election. The Company accounted for certain convertible notes issued, as described at Note 5, under the fair value option election pursuant to FASB ASC Topic 825, “Financial Instruments,” (“ASC 825”) as discussed below. The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment, as required by ASC 825, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statement of operations. With respect to the note described at Note 5, as provided for by ASC 825, the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying consolidated statement of operations.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. Commitment fees charged irrespective of drawdown activity are recognized as expense on a straight line basis over the commitment period and included in other income (expense) in the consolidated statements of operations. Refer to Note 5 for additional information.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended March 31,
	2024			2023
	(Unaudited)
Number of customers > 10% of revenue / percent of revenue	Three	/	36%	Three	/	37%

Revenue concentrations were comprised of the following revenue categories:

	Three Months
	Ended March 31,
	2024	2023
	(Unaudited)
Media and advertising	12%	19%
Publishing and content studio	24%	18%

	March 31, 2024			December 31, 2023
	(Unaudited)
Number of customers > 10% of accounts receivable / percent of accounts receivable	Two	/	41%	Three	/	55%
Number of vendors > 10% of accounts payable / percent of accounts payable	Two	/	41%	Two	/	37%

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

Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 2,178,000 and 346,000 at March 31, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 11,442,000 and 1,121,000 at March 31, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

A reconciliation of net loss to net loss attributable to common stockholders is as follows for the three months ended March 31:

	2024	2023
	(Unaudited)
Net loss	$(5,260,000)	$(7,236,000)
Preferred Dividends paid in shares of common stock	(4,000)	-
Net loss attributable to common stockholders	$(5,264,000)	$(7,236,000)

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

Recent Accounting Guidance

Recent Accounting Pronouncements – Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which updates required disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This standard also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. Adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the presentational impact of ASU 2023-07 and expects to adopt in the year ended December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) which enhances the transparency and usefulness of income tax disclosures. The updates are effective for annual periods beginning after December 15, 2024 on a prospective or retrospective basis, though early adoption is permitted. The Company is currently evaluating the presentational impact of ASU 2023-09 and expects to adopt in the year ended December 31, 2025.

Recent Accounting Pronouncements – Recently Adopted.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. ASU 2021-08 became effective for the Company and was adopted beginning in the first quarter of fiscal year 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

3.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following:

	March 31, 2024	December 31, 2023	Weighted Average Amortization Period (Years)
	(Unaudited)
Partner and customer relationships	$7,645,000	$7,645,000	6.5
Capitalized software development costs	4,446,000	5,912,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,931,000	3,931,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	745,000	825,000	5.5
	20,103,000	21,649,000	5.0
Less: accumulated amortization	(14,500,000)	(15,013,000)
Intangible assets, net	$5,603,000	$6,636,000

Amortization expense included in operating expense for the three months ended March 31, 2024 and 2023 totaled $683,000 and $1,288,000, respectively. Amortization expense included in cost of revenue for the three months ended March 31, 2024 and 2023 totaled $0 and $26,000, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2024 and future fiscal years as follows:

For the years ending December 31,
2024 remaining	$1,728,000
2025	2,026,000
2026	1,143,000
2027	456,000
2028	237,000
Thereafter	13,000
$5,603,000

Sale of Minehut

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the board of directors of the Company. Pursuant to the GS Agreement entered into by and between GamerSafer, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple year period, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed consolidated balance sheet.

The Company recorded a receivable for the total estimated consideration totaling $619,000, of which $224,000 is included in prepaid expense and other current assets and $395,000 is included in other receivables in noncurrent assets, and recognized a gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statement of operations. The Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected over and above the estimated amount at contract inception, if any, will be recognized as additional gains on the sale of Minehut Assets when realized in future periods, up to the $1.0 million stated contractual amount of purchase consideration.

In the event GamerSafer does not make royalty or shortfall payments in the amount of $1.0 million by December 31, 2028 (“Payment Deadline”), GamerSafer shall assign and transfer all of the purchased assets back to the Company. In the event that GamerSafer determines in good faith that the acquisition of the assets and the operation of GamerSafer’s related Minehut business becomes operationally unsustainable for any reason, GamerSafer reserves the right, at its sole discretion, to terminate operations (the “Termination”). In the event a Termination occurs prior to the Purchase Consideration being paid in full, then in such event GamerSafer shall promptly assign all Minehut Assets and back to the Company.

4.	ACQUISITIONS

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

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Beginning balance	$1,670,000	$3,206,000
Change in fair value(2)	18,000	217,000
Current period accrued contingent consideration(2)	142,000	251,000
Accrued contingent consideration (1)	$1,830,000	$3,674,000

(1)

As of March 31, 2024, included 30,330 shares of common stock valued at $2.15, the closing price of our common stock as of March 31, 2024. As of March 31, 2023, included 53,050 shares of common stock valued at $11.10, the closing price of our common stock as of March 31, 2023.

(2)	Reflected in the condensed consolidated statement of operations for the applicable period

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

Contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The fair value of the Melon Contingent Consideration on the valuation date was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs. Assumptions utilized in connection with utilization of the Monte Carlo simulation model as of March 31, 2024 included a risk free interest rate of 4.79%, a volatility rate of 70%, a closing stock price of $2.15 and a discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the condensed consolidated statement of operations for the applicable periods present was comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Beginning balance	$538,000	$-
Change in fair value	98,000	-
Accrued contingent consideration(1)	$636,000	$-

(1)	As of March 31, 2024, included 156,329 shares of common stock valued at $2.15, the closing price of our common stock as of March 31, 2024.

5.	DEBT

Accounts Receivable Financing Facility

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight line basis over the term of the AR Facility and included in other income (expense) in the consolidated statement of operations. Total amounts advanced under the AR Facility for the three months ended March 31, 2024 totaled $371,000. Total repayments of advances under the AR Facility for the three months ended March 31, 2024 totaled $801,000. Interest expense and commitment fee expense for the three months ended March 31, 2024 totaled $19,000 and $10,000, respectively.

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

The Notes were issued with an original issue discount of $320,000, or 8%, which was recorded as an adjustment to the carrying amount of the Notes. The original issue discount was amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. At December 31, 2022, the balance of the original issue discount was $40,000, which is included in “Convertible note payable and accrued interest” in the accompanying consolidated balance sheet. Amortization of original issue discount for the three months ended March 31, 2023 totaled $40,000 and $280,000, respectively.

Interest paid during the three months ended March 31, 2023 totaled $180,000. At December 31, 2022, the remaining principal balance of the Notes totaled $539,000, and accrued interest totaled $180,000, both of which were paid in full during the three months ended March 31, 2023. As of March 31, 2023, all amounts of principal and interest under the Notes were fully paid, resulting in a Convertible note payable and accrued interest balance of $0.

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

In connection with the Series AAA Offerings, the Company filed Certificates of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock and Series AAA-1 Preferred Stock (collectively, the “Series AAA Certificates of Designation”) with the State of Delaware. Use of net proceeds from the Series AAA Offerings for the periods presented included working capital and general corporate purposes, including sales and marketing activities and product development.

Each share of Series AAA Preferred is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in the Series AAA Certificates of Designation, into such number of shares of the Company’s common stock equal to the number of Series AAA Preferred to be converted, multiplied by the stated value of $1,000 (the “AAA Stated Value”), divided by the conversion price in effect at the time of the conversion, subject to adjustment in the event of stock splits, stock dividends, certain fundamental transactions and future issuances of equity securities as described below. In addition, subject to beneficial ownership and primary market limitations, on the one year anniversary of the respective filing date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Series AAA Preferred into the Company’s common stock if the VWAP of such common stock over the previous 10 days as reported on the NASDAQ Capital Market equals at least 250% of the conversion price, or (z) 100% of the outstanding shares of Series AAA Preferred into the Company’s common stock if the VWAP equals at least 300% of the conversion price.

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

Further, subject to the effectiveness of the Stockholder Approval, for twenty-four (24) months after the Filing Date, and subject to certain carveouts as described in the Series AAA Certificates of Designation, if the Company conducts an offering at a price per share less than the then effective conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, then in such event the conversion price of the Series AAA Preferred shall be adjusted to the Future Offering Price, but not less than the Conversion Price Floor (as defined in the Series AAA Certificate of Designations).

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

Series AAA Preferred stock outstanding as of March 31, 2024 and December 31, 2023 was comprised of the following:

Series Designation	Conversion Price	Issued	Conversions Year Ended December 31, 2023	Outstanding as of December 31, 2023	Conversions Three Months Ended March 31, 2024	Outstanding as of March 31, 2024
Sales:
Series AAA	$1.674	5,377	-	5,377	-	5,377
Series AAA-2	$1.71	2,978	-	2,978	-	2,978
Subtotal		8,355	-	8,355		8,355

Exchanges:
Series AAA	$1.674	4,011	(125)	3,886	(840)	3,046
Series AAA-2	$1.71	2,356	(100)	2,256	-	2,256
Subtotal		6,367	(225)	6,142	(840)	5,302
Total		14,722	(225)	14,497	(840)	13,657

As of March 31, 2024 and December 31, 2023, Series AAA Preferred stock outstanding was convertible into shares of the Company’s common stock as follows:

Series Designation	Conversion Price	Original Conversion Shares	Conversions Year Ended December 31, 2023	Conversion Shares As of December 31, 2023	Conversions Three Months Ended March 31, 2024	Conversion Shares As of March 31, 2024
Sales:
Series AAA	$1.674	3,212,000	-	3,212,000	-	3,212,000
Series AAA-2	$1.71	1,742,000	-	1,742,000	-	1,742,000
Subtotal		4,954,000		4,954,000		4,954,000

Exchanges:
Series AAA	$1.674	2,396,000	(75,000)	2,321,000	(502,000)	1,819,000
Series AAA-2	$1.71	1,378,000	(58,000)	1,320,000	-	1,320,000
Subtotal		3,774,000	(133,000)	3,641,000	(502,000)	3,139,000
Total		8,728,000	(133,000)	8,595,000	(502,000)	8,093,000

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

Series AA Preferred stock outstanding as of March 31, 2024 and December 31, 2023 was comprised of the following:

Series Designation	Conversion Price As Adjusted(1)	Issued	Converted / Exchanged - Year Ended December 31, 2023	Outstanding as of December 31, 2023	Conversions - Three Months Ended March 31, 2024	Outstanding as of March 31, 2024

Series AA	$1.89	7,680	(2,926)	4,754	(263)	4,491
Series AA-2	$2.09	1,500	(1,500)	-	-	-
Series AA-3	$1.90	1,025	(634)	391	-	391
Series AA-4	$1.86	1,026	(511)	515	-	515
Series AA-5	$2.12	550	-	550	-	550
Total		11,781	(5,571)	6,210	(263)	5,947

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

As of March 31, 2024 and December 31, 2023, Series AA Preferred stock outstanding was convertible into shares of the Company’s common stock as follows:

Series Designation	Conversion Price As Adjusted	Issued	Converted / Exchanged - Year Ended December 31, 2023	Additional Conversion Shares - Adjusted Conversion Price(1)	Conversion Shares As of December 31, 2023	Conversions - Three Months Ended March 31, 2024	Conversion Shares As of March 31, 2024

Series AA	$1.89	814,000	(1,336,000)	3,043,000	2,521,000	(139,000)	2,382,000
Series AA-2	$2.09	144,000	(274,000)	130,000	-	-	-
Series AA-3	$1.90	108,000	(334,000)	432,000	206,000	-	206,000
Series AA-4	$1.86	109,000	(275,000)	443,000	277,000	-	277,000
Series AA-5	$2.12	58,000	-	201,000	259,000	-	259,000
Total		1,233,000	(2,219,000)	4,249,000	3,263,000	(139,000)	3,124,000

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

Pursuant to the Series AA Certificate of Designations: (i) for as long as Series AA Preferred remains outstanding and subject to certain carveouts as described in the Series AA Certificates of Designations, if the Company conducts an offering at a price per share less than the then current conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, and undertaken in an arms-length third party transaction, then in such event the conversion price of the Series AA Preferred shall be adjusted to the greater of: (a) the Future Offering Price and (b) the Conversion Price Floor (“ Series AA Down Round Feature”); and (ii) if as of the 24-month anniversary date of April 19, 2023, the VWAP for the five trading days immediately prior to such 24-month anniversary date is below the then current conversion price, the holder will receive a corresponding adjustment to the then conversion price, such adjustment not to exceed the Conversion Price Floor.

The Company and the investors in the Offering also executed a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-3 (File No. 333-273282), covering the resale of the shares of common stock issuable upon conversion of the Series AA Preferred, which was declared effective on August 1, 2023.

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

On the respective effective dates, the Company filed Certificates of Designation of Preferences, Rights and Limitations (collectively, the “Certificate of Designations”) of the Series A Preferred with the State of Delaware, respectively.

Each share of Series A Preferred is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each of the Series A Certificates of Designation, into such number of shares of the Company’s common stock, equal to the number of Series A Preferred to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the applicable conversion price (refer to the table above), subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The conversion price is equal to the “Minimum Price,” as defined in NASDAQ Rule 5635(d)(1)) on the date of closing. In addition, subject to beneficial ownership and primary market limitations: (1) the Series A Preferred will automatically convert into shares of common stock at the Conversion Price upon the earlier of (a) the 24-month anniversary of the Effective Date or (b) the consent to conversion by holders of at least 51% of the outstanding shares of Series A Preferred; and (2) on the one year anniversary of the Effective Date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Series A Preferred if the VWAP of the Company’s common stock over the previous 10 days as reported on the NASDAQ Capital Market (the “Series A VWAP”), equals at least 250% of the Conversion Price, or (z) 100% of the outstanding shares of Series A Preferred if and only if the Series A VWAP equals at least 300% of the Conversion Price.

Series A Preferred stock outstanding was comprised of the following as of March 31, 2024 and December 31, 2023:

Series Designation	Conversion Price	Issued	Converted / Exchanged - Year Ended December 31, 2023	Outstanding as of December 31, 2023	Conversions - Three Months Ended March 31, 2024	Outstanding as of March 31, 2024

Series A	$12.40	5,359	(4,551)	808	(368)	440
Series A-2	$13.29	1,297	(834)	463	-	463
Series A-3	$13.41	1,733	(1,418)	315	-	315
Series A-4	$7.60	1,934	(1,383)	551	(75)	476
Series A-5	$11.09	2,299	(1,487)	812	(32)	780
Total		12,622	(9,673)	2,949	(475)	2,474

As of March 31, 2024 and December 31, 2023, Series A Preferred stock outstanding was convertible into shares of the Company’s common stock as follows:

Series Designation	Conversion Price	Issued	Converted / Exchanged - Year Ended December 31, 2023	Conversion Shares as of December 31, 2023	Conversions - Three Months Ended March 31, 2024	Conversion Shares as of March 31, 2024

Series A	$12.40	432,000	(367,000)	65,000	(30,000)	35,000
Series A-2	$13.29	98,000	(63,000)	35,000	-	35,000
Series A-3	$13.41	129,000	(106,000)	23,000	-	23,000
Series A-4	$7.60	254,000	(182,000)	72,000	(10,000)	62,000
Series A-5	$11.09	207,000	(134,000)	73,000	(3,000)	70,000
Total		1,120,000	(852,000)	268,000	(43,000)	225,000

The Series A Preferred shall vote together with the common stock on an as-converted basis, and not as a separate class, subject to the primary market limitations, except that holders of Series A Preferred shall vote as a separate class with respect to (a) amending, altering, or repealing any provision of the Series A Certificates of Designation in a manner that adversely affects the powers, preferences or rights of the Series A Preferred, (b) increasing the number of authorized shares of Series A Preferred, (c) authorizing or issuing an additional class or series of capital stock that ranks senior to or pari passu with the Series A Preferred with respect to the distribution of assets on liquidation, (d) authorizing, creating, incurring, assuming, guaranteeing or suffering to exist any indebtedness for borrowed money of any kind in excess of $5 million, or I entering into any agreement with respect to the foregoing. In addition, no holder of Series A Preferred shall be entitled to vote on any matter presented to the Company’s stockholders relating to approving the conversion of such holder’s Series A Preferred into an amount in excess of the primary market limitations. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred will be entitled to first receive distributions out of the Company’s assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock (after the payment to any senior security, if any).

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

The Company and the investors in the Series A Offerings also executed a registration rights agreement, pursuant to which the Company filed registration statement on Form S-3 (File No. 333-271424), covering the resale of the shares of common stock issuable upon conversion of the Series A Preferred, which was declared on June 5, 2023.

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

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Beginning balance	$1,571	$-
Change in fair value	761	-
Fair value of warrant liability	$2,332	$-

The fair value of the Placement Agent Warrants was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	May 26,			December 22,	December 31,			March 31,
	2023			2023	2023			2024
Expected Volatility	95%			98%	98%			98%
Risk–free interest rate	3.88%			3.87%	3.84%			4.21
Dividend yield	-%			-%	-%			-%

Expected life of options (in years)	5	-	5.19	5	4.5	-	5	4.14	-	4.72

Preferred Stock Dividends

During the three months ended March 31, 2024, the Company paid common stock dividends on outstanding preferred stock, as follows:

Series Designation	Dividend Shares	Fair Value of Shares Issued (1)

Series A-5	2,166	$4,000
Total	2,166	$4,000

(1)	Fair valued at $2.03 per share, the closing price of the Company’s common stock on January 31, 2024

7.	COMMITMENTS AND CONTINGENCIES

Settlement of Pending or Threatened Claims

As described above, the Note Holders made a series of investments in the Company during the period commencing January 2021 and culminating in the issuance of the Notes, which were paid in full in the first quarter of 2023. During the fourth quarter of 2023, the Note Holders made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of SPA. On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “Settlement Agreement”) settling all claims between the Parties with respect to the SPA. In consideration for the Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 500,000 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which was included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2023. The Company issued the 500,000 shares of common stock on March 19, 2024, which were valued at $1.85 per share (the closing price of the Company’s common stock on March 19, 2024), or $924,000, resulting in additional noncash settlement expense of $164,000, which was included in the general and administrative expense in the condensed consolidated statement of operations for the three months ended March 31, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Enterprise, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission. All references to “Note,” followed by a number reference from one to seven herein, refer to the applicable corresponding numbered footnotes to the condensed consolidated financial statements contained elsewhere herein.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

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

We generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, and digital collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party content. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business.

Reverse Stock Split

On September 7, 2023, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as Amended (the “Charter”), which became effective September 11, 2023, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Split”). All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

Executive Summary

Revenue for the three months ended March 31, 2024 totaled $4.2 million, an increase of $887,000 or 27%, compared to $3.3 million for the comparable prior year quarter. Cost of revenue for the three months ended March 31, 2024 increased $529,000 or 27% to $2.5 million, compared to $1.9 million in the comparable prior year quarter, driven primarily by the increase in quarterly revenues for the same periods. As a percent of revenue, gross profit for the three months ended March 31, 2024 was 41%, compared to 41% for the prior year comparable quarter.

Total operating expense for the three months ended March 31, 2024 decreased $2.3 million, or 26% to $6.3 million, compared to $8.6 million in the comparable prior year quarter. Excluding noncash stock compensation expense, intangible asset amortization expense, and mark to market related fair value adjustments, operating expense for the three months ended March 31, 2024 and 2023 was $5.0 million and $6.3 million, respectively. Net loss for the three months ended March 31, 2024, which includes the impact of noncash mark to market related charges, as described below, and noncash stock compensation and amortization charges, as summarized below, was $5.3 million or $(1.00) per share, compared to a net loss of $7.2 million, or $(3.84) per share, in the comparable prior year quarter. Net loss for the three months ended March 31, 2024 included a gain on the sale of Minehut related assets totaling $144,000.

During the first quarter of 2024, we continued to deliver top line revenue growth, including a 27% increase in quarterly revenues compared to the prior year quarter. During the quarter we continued to demonstrate the effectiveness of our overall strategy, providing us with increasing opportunities to take a greater share of advertisers’ wallet, as demonstrated by larger average deal sizes and continued high repeat customer percentages, and our focus on cost reductions and optimization has positively impacted operating leverage.

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

Common Sense Networks Initiative

In March 2024, we announced an initiative with Common Sense Networks, the award winning, singular leader in age appropriate content moderation standards and owner of Sensical, the groundbreaking streaming and FAST channel service for kids 2-12, that enables brands to connect with young audiences on a global scale in safe and suitable ways across major gaming and video platforms, including Roblox, Fortnite Creative, Minecraft, YouTube, TikTok, and beyond.

GSTV Partnership

In March 2024, we announced a partnership with GSTV, the national on-the-go video network engaging and entertaining targeted audiences at scale across tens of thousands of fuel retailers. The partnership will unite the physical journey of consumers with the expansive digital world of gaming. Initially, the partnership brings Super League’s popular Metaburst gaming news segment to GSTV, keeping millions of viewers at fuel and convenience retailers across the country updated on the latest trends and advancements in the 3D web, virtual worlds and platforms like Roblox and Fortnite. GSTV and Super League are also collaborating on other integration opportunities that unite physical and digital retail engagement to provide brands with innovative and exciting ways to reach a broad base of consumers. In addition to extending in-game content to GSTV screens, the Super League Loyalty & Reward platform will power custom omnichannel programs that reward Roblox users with seamless real world benefits from GTSV partners, and create opportunities for GSTV audience family members to enjoy special rewards within Roblox.

Chartis Partnership

In March 2024, we announced new capabilities for our entertainment and consumer brand clients in Fortnite Creative via a partnership with Chartis. Chartis is a platform focused on Unreal Editor for Fortnite (UEFN), offering a rapidly-growing suite of tools to make it easier and more intuitive for creators to build original games and experiences within Fortnite Creative, where an increasing segment of the blockbuster game’s 70 million monthly players spend their time. The partnership with Chartis enables Super League and its prominent global brand partners to tap into the Chartis Network, a coalition of independent Fortnite Creative developers with more than 157 million monthly plays and nearly one billion monthly impressions. Together, the companies will provide unparalleled opportunities for brands to launch new Fortnite Creative Islands and custom integrations.

Condensed Consolidated Results of Operations

The following table sets forth a summary of our results of operations for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months
	Ended March 31,		Change
	2024	2023	$	%
	(Unaudited)
REVENUE	$4,209	$3,322	$887	27%
COST OF REVENUE	(2,477)	(1,948)	529	27%
GROSS PROFIT	1,732	1,374	358	26%
OPERATING EXPENSE
Selling, marketing and advertising	2,277	2,650	(373)	(14)%
Engineering, technology and development	1,699	2,956	(1,257)	(43)%
General and administrative	2,102	2,520	(418)	(17)%
Contingent consideration	259	468	(209)	(45)%
Total operating expense	6,337	8,594	(2,257)	(26)%
NET LOSS FROM OPERATIONS	(4,605)	(7,220)	2,615	(36)%
OTHER INCOME (EXPENSE), NET	(655)	(16)	(639)	* %
Loss before provision for income taxes	(5,260)	(7,236)	(1,976)	(27)%
Provision for income taxes	-	-	-	-
NET LOSS	$(5,260)	$(7,236)	$(1,976)	(27)%

* Percentage exceeds 300%

Comparison of the Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenue (dollars in thousands)

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Unaudited)
Media and advertising	$1,365	$1,604	$(239)	(15)%
Publishing and content studio	2,538	1,336	1,202	90%
Direct to consumer	306	382	(76)	(20)%
	$4,209	$3,322	$887	27%

	Three Months Ended March 31,
	2024			2023
	(Unaudited)
Number of customers > 10% of revenue / percent of revenue	Three	/	36%	Three	/	37%
By revenue category:
Media and advertising	Two	/	12%	Two	/	19%
Publishing and content studio	Three	/	24%	One	/	18%

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

●	Total revenue increased $887,000, or 27% to $4.2 million, compared to $3.3 million in the comparable prior year quarter.

●	Media and advertising revenue decreased $239,000, or 15%, to $1.4 million, compared to $1.6 million in the comparable prior year quarter. The change reflected a $554,000 decrease in on-platform related media sales revenue, partially offset by a $243,000 increase in off-platform related media sales revenue.

●	Publishing and content studio revenue increased $1.2 million, or 90%, to $2.5 million, compared to $1.3 million in the comparable prior year quarter, driven primarily by a $1.4 million, or 161% increase in custom game development and immersive experience related revenues, including revenues for immersive experiences for Kraft Lunchables, Sketchers, Lego and Universal Pictures during the three months ended March 31, 2024.

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

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

●	Cost of revenue increased $529,000, or 27%, relatively consistent with the 27% increase in related revenues for the quarterly periods presented.

Operating Expense

Refer to the table summarizing our results of operations for the three months ended March 31, 2024 and 2023 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Unaudited)
Sales, marketing and advertising	$122	$164	$(42)	(26)%
Engineering, technology and development	12	89	(77)	(87)%
General and administrative	198	530	(332)	(63)%
Total noncash stock compensation expense	$332	$783	$(451)	(58)%

The decrease in noncash stock compensation expense was due to the following:

●	Reduction in headcount since the end of the prior year quarter, resulting in a $94,000, or 12% decrease in related employee noncash stock compensation expense.

●

April 2023 Modification of Outstanding PSUs. On January 1, 2022, the Company issued 67,500 performance stock units (“Original PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”), which vested in five equal increments of 13,500 PSUs, based on satisfaction of market based vesting conditions.

On April 30, 2023, the Board approved the cancellation of the 67,500 Original PSUs previously granted to certain executives under the 2014 Plan (as described above). In exchange for the cancelled Original PSUs, the executives were granted an aggregate of 67,500 modified PSUs (“Modified PSUs”), which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“PSU Modification”). Total incremental compensation cost related to the Modified PSUs totaled $540,000 which will be recognized over the implied service period, on an accelerated basis, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the Modified PSUs immediately before and after the PSU Modification.

Noncash stock compensation expense related to the Original PSUs totaled $0 and $250,000 for the three months ended March 31, 2024 and 2023, respectively. Noncash stock compensation expense related to the Modified PSUs totaled $42,000 and $0 for the three months ended March 31, 2024 and 2023, respectively. The decrease in PSU related noncash stock compensation primarily reflects the decrease in stock price on the respective grant dates for the equity awards.

●

April 2023 Stock Option Exchange.  On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees under the 2014 Plan, with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80 (together the “Original Executive Grants”). In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”). The exercise of the options under these awards was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting. Total incremental compensation cost related to the Executive Grant Modifications totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which will be recognized prospectively over the remaining service period of 3 years.

Noncash stock compensation expense related to the Original Executive Grants totaled $0 and $148,000 for the three months ended March 31, 2024 and 2023, respectively. Noncash stock compensation expense related to the Executive Grant Modifications totaled $54,000 and $0 for the three months ended March 31, 2024 and 2023, respectively. The decrease in related noncash stock compensation primarily reflects the decrease in stock price on the respective grant dates for the equity awards.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Unaudited)
Sales, marketing and advertising	$199	$526	$(327)	(62)%
Engineering, technology and development	291	576	(285)	(49)%
General and administrative	193	186	7	4%
Total amortization expense	$683	$1,288	$(605)	(47)%

Amortization expense for the three months ended March 31, 2024 decreased primarily due to a $7.1 million write-down of our partner relationship related intangible assets in the fourth quarter of the year ended December 31, 2023, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The write-down resulted in a $7.1 million decrease in the carrying value of the related intangible assets as of December 31, 2023, and a corresponding decrease in scheduled future quarterly and annual amortization expense for the remaining carrying value of the applicable intangible assets, commencing in the first quarter of 2024 (remaining carrying value totaled $860,000 as of December 31, 2023). Amortization expense related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets, for the three months ended March 31, 2024 and 2023 totaled $50,000 and $502,000, respectively.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, in the second quarter of 2023, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000. Amortization expense for the disposed Bannerfy related intangible assets for the three months ended March 31, 2024 and 2023, totaled $0 and $110,000, respectively.

Selling, Marketing and Advertising

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

Selling, marketing and advertising expense decreased $373,000, or 14% due primarily to a reduction in amortization expense related to the write-down of our partner relationship related intangible assets as described above.

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

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

Engineering, technology and development costs decreased $1.3 million, or 43%, driven primarily by the following:

●	Decrease in cloud services and other technology platform costs totaling $574,000, or 58%, and a decrease in product and engineering personnel and noncash stock compensation expense totaling $367,000, or 30%, and $78,000, and 87%, respectively, reflecting the impact of related ongoing personnel and other cost reduction activities.

●	Decrease in developed technology related intangible asset amortization expense totaling $285,000, or 49% resulting from the write-down and disposal of the Microsoft Minecraft Server, InPvP developed technology and Bannerfy technology related intangible assets, respectively, as of December 31, 2023, as described above.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Unaudited)
Personnel costs	$527	$590	$(63)	(11)%
Office and facilities	47	56	(9)	(16)%
Professional fees	297	298	(1)	(-)%
Stock-based compensation	198	530	(332)	(63)%
Depreciation and amortization	210	209	1	-%
Other	823	837	(14)	(2)%
Total general and administrative expense	$2,102	$2,520	$(418)	(17)%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

Noncash stock compensation expense included in general and administrative expense decreased primarily due to a $124,000 net reduction in noncash stock compensation expense in connection with performance-based stock units originally granted on January 1, 2022, and modified in April 2023, in connection with the PSU Modification described above, and a $84,000 net reduction in noncash stock compensation expense in connection with the April 2023 Stock Option Exchange, described above. The decrease primarily reflects the impact of the reduction in the grant date fair market value of the underlying Company common stock, as compared to the original grant date fair market value, which is an input to the Monte Carlo simulation and Black Sholes models, respectively, utilized to determine the estimated fair value of the equity-based awards on the modification date. The decrease also reflects an $86,000 net reduction in third-party consultant related noncash stock compensation expense, resulting from the full vesting of certain consultant related equity grants in prior periods.

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

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Beginning balance	$1,670	$3,206
Change in fair value(2)	18	217
Current period accrued contingent consideration(2)	142	251
Accrued contingent consideration (1)	$1,830	$3,674

(1)

As of March 31, 2024, included 30,330 shares of common stock valued at $2.15, the closing price of our common stock as of March 31, 2024. As of March 31, 2023, included 53,050 shares of common stock valued at $11.10, the closing price of our common stock as of March 31, 2023.

(2)	Reflected in the condensed consolidated statement of operations for the applicable period

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

Contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The fair value of the Melon Contingent Consideration on the valuation date was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs. Assumptions utilized in connection with utilization of the Monte Carlo simulation model as of March 31, 2024 included a risk free interest rate of 4.79%, a volatility rate of 70%, a closing stock price of $2.15 and a discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the condensed consolidated statement of operations for the applicable periods present was comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Beginning balance	$538	$-
Change in fair value	98	-
Accrued contingent consideration(1)	$636	$-

(1)	As of March 31, 2024, included 156,329 shares of common stock valued at $2.15, the closing price of our common stock as of March 31, 2024.

Other Income (Expense), Net

Gain on Sale of Minehut Assets

On February 29, 2024, the Company sold its Minehut related assets (“Minehut Assets”) to GamerSafer, Inc. (“GamerSafer”), in a transaction approved by the Board of Directors of the Company. Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company will receive $1.0 million of purchase consideration (“Purchase Consideration”) for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple year period, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed consolidated balance sheet.

The Company recorded a receivable for the total estimated consideration totaling $619,000, of which $224,000 is included in prepaid expense and other current assets and $395,000 is included in other receivables in noncurrent assets, and recognized a gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statement of operations. The Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected over and above the estimated amount at contract inception, if any, will be recognized as additional gains on the sale of Minehut Assets when realized in future periods, up to the $1.0 million stated contractual amount of purchase consideration.

Change in Fair Value of Warrant Liability

The Placement Agent Warrants issued in connection with the Series A Preferred, Series AA Preferred and Series AAA Preferred (including the Exchange) described at Note 6, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described herein, the Fundamental transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 480, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability at fair value on the condensed consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.

The change in warrant liability, which is reflected in the condensed consolidated statement of operations for the applicable period, was comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Beginning balance	$1,571	$-
Change in fair value	761	-
Fair value of warrant liability	$2,332	$-

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $3.3 million and $7.6 million at March 31, 2024 and December 31, 2023, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses, including significant noncash charges, as reflected in the summary condensed consolidated results of operation above, and had an accumulated deficit of $254.3 million as of March 31, 2024. For the Three Months Ended March 31, 2024 and 2023, net cash used in operating activities totaled $3.7 million and $3.0 million, respectively.

To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the threat of other outbreaks or pandemics, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by FASB ASC 205-40, “Going Concern,” (“ASC 205”).

Management’s Plans

The Company experienced growth during the periods presented through organic and inorganic growth activities, including the expansion of our premium advertising inventory and quarter over quarter increases in recognized revenue across our primary revenue streams. In the year ended December 31, 2023, we acquired Melon, as described above, and focused on the continued expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of costs. Management continues to explore alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

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

Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net cash used in operating activities	$(3,743)	$(2,978)
Net cash used in investing activities	(125)	(294)
Net cash (used in) provided by financing activities	(430)	1,380
Decrease in cash	(4,298)	(1,892)
Cash and cash equivalents, at beginning of period	7,609	2,482
Cash and cash equivalents, at end of period	$3,311	$590

Cash Flows from Operating Activities.

Net cash used in operating activities during the three months ended March 31, 2024, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $332,000, depreciation and amortization charges of $700,000, gain on disposal of intangible assets of $(144,000), net changes in fair value of certain liabilities of $1,041,000 and net changes in working capital of $(412,000). Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Net cash used in operating activities during the three months ended March 31, 2023, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $783,000, depreciation and amortization charges of $1,377,000 and net changes in working capital of $2,098,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Purchase of property and equipment	$-	$(6)
Capitalization of software development costs	(125)	(281)
Other intangible assets	-	(7)
Net cash used in investing activities	$(125)	$(294)

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Proceeds from issuance of preferred stock, net of issuance costs	$-	$1,919
Payments on convertible notes	-	(539)
Advances from accounts receivable facility	371	-
Payments on accounts receivable facility	(801)	-
Net cash (used) provided by financing activities	$(430)	$1,380

Account Receivable Financing Facility

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight line basis over the term of the AR Facility. Total amounts advanced under the AR Facility for the three months ended March 31, 2024 totaled $371,000. Total repayments of advances under the AR Facility for the three months ended March 31, 2024 totaled $801,000. Interest expense and commitment fee expense for the three months ended March 31, 2024 totaled $19,000 and $10,000, respectively.

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

(1)	Issued on May 26, 2023, effective as of the applicable closing date, upon final closing of the Series A Preferred Stock offering

Use of net proceeds from the Series A Offering include the repayment of certain indebtedness and working capital and general corporate purposes, including sales and marketing activities and product development. As disclosed at Note 5, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company was required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the three months ended March 31, 2023 $719,000 of the net proceeds from the Series A Offerings were utilized in connection with the redemption of the Notes.

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

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of March 31, 2024, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of March 31, 2024 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021.

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

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 31, 2023, as amended. In addition, refer to Note 2 to the condensed consolidated financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

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

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting as of December 31, 2023, related to the accounting for the triggering of a down round feature related to preferred stock, in connection with the preparation of our consolidated interim financial statements for the three and nine months ended September 30, 2023. Subsequently, we executed our remediation plan for such material weakness, as disclosed in our 2023 Annual Report on Form 10-K, by, among other things, ensuring that financial statement preparation checklists utilized by the Company to identify non-standard and complex transactions disclosure requirements are completed and reviewed by resources with requisite knowledge in a timely manner for interim financial reporting purposes, to improve disclosure controls and procedures and internal control over financial reporting in these complex non-standard technical areas. As a result, we believe that the material weakness described above was remediated as of May 15, 2024, the filing date of our first quarter 2024 Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of the actions taken to remediate the material weakness which existed as of December 31, 2023, as described above.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2023. In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2023, as amended, and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended March 31, 2024 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

10.1	Mutual General Release and Settlement Agreement by and between 3i, LP, Nomis Bay Ltd. and BPY Limited and Super League Enterprise, Inc., dated March 12, 2024.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 15, 2024.

10.2	Asset Purchase Agreement by and between Super League Enterprise, Inc. and GamerSafer, Inc.	Exhibit 10.55 to the Annual Report on Form 10-K, filed on April 15, 2024

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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
Date: May 15, 2024