Form 10-Q
period 2024-06-30
Super League Enterprise, Inc.
filed 2024-08-14
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLE	NASDAQ Capital Market

As of August 9, 2024, there were 10,563,452 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,685,000	$7,609,000
Accounts receivable	5,486,000	8,287,000
Prepaid expense and other current assets	784,000	862,000
Total current assets	7,955,000	16,758,000
Property and equipment, net	37,000	70,000
Intangible assets, net	5,158,000	6,636,000
Goodwill	1,864,000	1,864,000
Other receivable – noncurrent	395,000	-
Total assets	$15,409,000	$25,328,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$7,025,000	$10,420,000
Accrued contingent consideration	2,101,000	1,812,000
Contract liabilities	363,000	339,000
Secured loan – SLR Facility	199,000	800,000
Total current liabilities	9,688,000	13,371,000
Accrued contingent consideration – noncurrent	-	396,000
Warrant liability	665,000	1,571,000
Total liabilities	10,353,000	15,338,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 22,858 and 23,656 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 7,242,978 and 4,774,116 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	85,000	81,000
Additional paid-in capital	263,296,000	258,923,000
Accumulated deficit	(258,325,000)	(249,014,000)
Total stockholders’ equity	5,056,000	9,990,000
Total liabilities and stockholders’ equity	$15,409,000	$25,328,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

REVENUE	$4,116,000	$5,052,000	$8,325,000	$8,374,000

COST OF REVENUE	2,470,000	2,911,000	4,947,000	4,857,000

GROSS PROFIT	1,646,000	2,141,000	3,378,000	3,517,000

OPERATING EXPENSE
Selling, marketing and advertising	2,633,000	2,956,000	4,909,000	5,606,000
Engineering, technology and development	792,000	2,246,000	2,491,000	5,202,000
General and administrative	2,520,000	2,302,000	4,623,000	4,823,000
Contingent consideration	(206,000)	540,000	53,000	1,008,000
Loss on intangible asset disposal	-	2,284,000	-	2,284,000
Total operating expense	5,739,000	10,328,000	12,076,000	18,923,000

NET OPERATING LOSS	(4,093,000)	(8,187,000)	(8,698,000)	(15,406,000)

OTHER INCOME (EXPENSE)
Gain on sale of intangible assets	-	-	144,000	-
Change in fair value of warrant liability	1,667,000	1,040,000	906,000	1,040,000
Interest expense	(15,000)	(2,000)	(33,000)	(43,000)
Other	(14,000)	-	(34,000)	24,000
Total other income (expense)	1,638,000	1,038,000	983,000	1,021,000

Loss before benefit from income taxes	(2,455,000)	(7,149,000)	(7,715,000)	(14,385,000)

Benefit from income taxes	-	313,000	-	313,000

NET LOSS	$(2,455,000)	$(6,836,000)	$(7,715,000)	$(14,072,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted net loss per common share	$(0.60)	$(3.38)	$(1.55)	$(7.20)
Weighted-average number of common shares outstanding, basic and diluted	6,741,303	2,024,749	5,991,029	1,955,656

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Preferred stock (Shares):
Balance, beginning of period	22,078	12,622	23,656	10,323
Issuance of Series A-5 preferred stock at $1,000 per share	-	-	-	2,299
Issuance of Series AA preferred stock at $1,000 per share	-	7,680	-	7,680
Issuance of Series AA-2 preferred stock at $1,000 per share	-	1,500	-	1,500
Issuance of Series AA-3 preferred stock at $1,000 per share	-	1,025	-	1,025
Issuance of Series AA-4 preferred stock at $1,000 per share	-	1,026	-	1,026
Issuance of Series AA-5 preferred stock at $1,000 per share	-	550	-	550
Issuance of Series AAA Junior preferred stock at $1,000 per share	1,210	-	1,210	-
Conversion of Series A preferred stock to common stock	-	(4,511)	(475)	(4,511)
Conversion of Series AA preferred stock to common stock	(100)	-	(363)	-
Conversion of Series AAA preferred stock to common stock	(330)	-	(1,170)	-
Balance, end of period	22,858	19,892	22,858	19,892

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-	$-	$-
Issuance of Series A-5 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-2 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-3 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-4 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-5 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AAA Junior preferred stock at $1,000 per share	-	-	-	-
Conversion of Series A preferred stock to common stock	-	-	-	-
Conversion of Series AA preferred stock to common stock	-	-	-	-
Conversion of Series AAA preferred stock to common stock	-	-	-	-
Balance, end of period	$-	$-	$-	$-

Common stock (Shares):
Balance, beginning of period	5,982,912	1,889,754	4,774,116	1,880,299
Common stock issued for Melon Acquisition	72,118	77,834	72,118	77,834
Common stock issued for Super Biz Acquisition	30,662	49,399	30,662	49,399
Preferred stock dividends paid – common stock	624,814	-	626,980	-
Conversion of Series A preferred stock	-	399,756	45,587	399,756
Conversion of Series AA preferred stock	53,024	-	192,476
Conversion of Series AAA preferred stock	196,128	-	697,931
Stock-based compensation	8,320	-	28,108	9,455
Issuance of common stock in settlement of legal matter	275,000	-	775,000	-
Balance, end of period	7,242,978	2,416,743	7,242,978	2,416,743

Common stock (Amount):
Balance, beginning of period	$83,000	$47,000	$81,000	$47,000
Conversion of Series A, AA and AAA preferred stock	1,000	8,000	2,000	8,000
Preferred stock dividends paid – common stock	1,000	-	1,000	-
Common stock issued for Melon Acquisition	-	1,000	-	1,000
Common stock issued for Super Biz Acquisition	-	1,000	-	1,000
Issuance of common stock in settlement of legal matter	-	-	1,000	-
Balance, end of period	$85,000	$57,000	$85,000	$57,000

Additional paid-in-capital:
Balance, beginning of period	$260,183,000	$232,539,000	$258,923,000	$229,900,000
Issuance of Series A-5 preferred stock at $1,000 per share, net of issuance costs	-	-	-	1,919,000
Issuance of Series AA preferred stock at $1,000 per share, net of issuance costs	-	6,518,000	-	6,518,000
Issuance of Series AA-2 preferred stock at $1,000 per share, net of issuance costs	-	1,370,000	-	1,370,000
Issuance of Series AA-3 preferred stock at $1,000 per share, net of issuance costs	-	892,000	-	892,000
Issuance of Series AA-4 preferred stock at $1,000 per share, net of issuance costs	-	893,000	-	893,000
Issuance of Series AA-5 preferred stock at $1,000 per share, net of issuance costs	-	479,000	-	479,000
Issuance of Series AAA Junior preferred stock at $1,000 per share, net of cash and noncash issuance costs	751,000	-	751,000	-
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain existing AIRs	294,000	-	294,000	-
Preferred stock dividends paid – common stock	862,000	-	866,000	-
Common stock purchase warrants issued to placement agent	-	(2,804,000)	-	(2,804,000)
Common stock issued for Melon Acquisition	90,000	721,000	90,000	721,000
Common stock issued for Super Biz Acquisition	38,000	547,000	38,000	547,000
Stock-based compensation	298,000	686,000	630,000	1,406,000
Other	221,000	(8,000)	221,000	(8,000)
Issuance of common stock and incremental fair value in connection with modifications to certain existing AIRs in settlement of legal matter	559,000	-	1,483,000	-
Balance, end of period	$263,296,000	$241,833,000	$263,296,000	$241,833,000

Accumulated Deficit:
Balance, beginning of period	$(254,278,000)	$(217,979,000)	$(249,014,000)	$(210,743,000)
Preferred stock dividends paid – common stock	(1,592,000)	-	(1,596,000)	-
Net Loss	(2,455,000)	(6,836,000)	(7,715,000)	(14,072,000)
Balance, end of period	$(258,325,000)	$(224,815,000)	$(258,325,000)	$(224,815,000)
Total stockholders’ equity	$5,056,000	$17,075,000	$5,056,000	$17,075,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,715,000)	$(14,072,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,320,000	2,679,000
Stock-based compensation	630,000	1,532,000
Change in fair value of warrant liability	(906,000)	(1,040,000)
Change in fair value of contingent consideration	(90,000)	286,000
Amortization of convertible notes discount	-	40,000
Gain on sale of intangible assets	(144,000)	-
Loss on intangible asset disposal	-	2,284,000
Fair value of noncash legal settlement	724,000	-
Changes in assets and liabilities:
Accounts receivable	2,801,000	944,000
Prepaid expense and other current assets	261,000	174,000
Accounts payable and accrued expense	(2,850,000)	(1,131,000)
Accrued contingent consideration	(107,000)	(2,153,000)
Contract liabilities	24,000	158,000
Deferred taxes	-	(313,000)
Accrued interest on note payable	-	(180,000)
Net cash used in operating activities	(6,052,000)	(10,792,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with Melon Acquisition	-	(150,000)
Purchase of property and equipment	-	(8,000)
Capitalization of software development costs	(284,000)	(483,000)
Acquisition of other intangible assets	-	(11,000)
Net cash used in investing activities	(284,000)	(652,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	1,045,000	12,070,000
Payments on convertible notes	-	(539,000)
Accounts receivable facility advances	672,000	-
Payments on accounts receivable facility	(1,273,000)	-
Contingent consideration payments – Melon Acquisition	(32,000)	-
Net cash provided by financing activities	412,000	11,531,000

(DECREASE) INCREASE IN CASH	(5,924,000)	87,000
Cash and Cash Equivalents – beginning of period	7,609,000	2,482,000
Cash and Cash Equivalents – end of period	$1,685,000	$2,569,000

SUPPLEMENTAL NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with legal settlement	$1,270,000	$-
Issuance of common stock in connection with Melon Acquisition	90,000	722,000
Issuance of common stock in connection with the payment of Super Biz Contingent Consideration	38,000	548,000
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain AIRs	294,000	-

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Super League Enterprise, Inc. (Nasdaq: SLE), (“Super League,” the “Company,” “we,” “us” or “our”) is redefining the gaming industry as a media channel for global brands. As a leading end-to-end immersive content partner, Super League enables marketers, advertisers, and IP owners to reach massive audiences through creativity, innovation, and gameplay within the world’s largest immersive platforms. Boasting an award-winning development studio, a vast community of native creators, and a proprietary suite of tools that maximize user engagement, Super League is a one-of-a-kind holistic solutions provider. Whether a partner is focused on building a world-class creative experience, achieving lift in brand awareness, inspiring deeper customer loyalty, or finding new sources of revenue, Super League is at the forefront - always pioneering within immersive worlds.

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

All references to common stock, warrants to purchase common stock and other rights, options to purchase common stock, restricted stock, share data, per share data and related information contained in the condensed consolidated financial statements (hereinafter, “consolidated financial statements”) have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

All references to “Note,” followed by a number reference herein, refer to the applicable corresponding numbered footnotes to these consolidated financial statements.

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

Bylaw Amendment

On June 4, 2024, the Board of Directors (the “Board”) of the Company approved an amendment (the “Amendment”) to the Company’s Second Amended and Restated Bylaws, effective June 4, 2024, to reduce the number of shares that are required to be present at a meeting of the Company’s stockholders (a “Meeting”) for purposes of establishing a quorum. Prior to the Amendment, the presence, in person or by proxy duly authorized, of the holders of a majority of the outstanding shares of stock was required to establish a quorum for the transaction of business at a Meeting. As approved in the Amendment, the presence, in person or by proxy duly authorized, of the holders of not less than one-third (1/3) of the outstanding shares of stock entitled to vote will constitute a quorum for the transaction of business at a Meeting.

The Board adopted the Amendment to more practically obtain a quorum and conduct business at a Meeting. The Board based its decision on the increasing prevalence of brokerage firms opting to forgo discretionary or proportionate voting of the shares held by them in street name, which is making it increasingly difficult for companies with a large retail stockholder base to obtain a quorum of the majority. The change to the quorum requirement was made to improve the Company’s ability to hold Meetings when called.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024.

The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of June 30, 2024, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications to operating expense line items and revenue detail line items have been made to prior year amounts for consistency and comparability with the current year’s condensed consolidated financial statement presentation. These reclassifications had no effect on the reported total revenue, operating expense, total assets, total liabilities, total stockholders' equity, or net loss for the prior period presented.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses for the periods presented herein as reflected in the accompanying condensed consolidated statement of operations, and had an accumulated deficit of $258.3 million as of June 30, 2024. For the six months ended June 30, 2024 and 2023, net cash used in operating activities totaled $6.1 million and $10.8 million, respectively.

The Company had cash and cash equivalents of $1.7 million and $7.6 million as of June 30, 2024 and December 31, 2023, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the threat of other outbreaks or pandemics, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 205-40, “Going Concern,” (“ASC 205”).

Management’s Plans

During the prior fiscal year and the six months ended June 30, 2024, we continued our focus on the expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of operating costs. Management continues to explore alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

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

Influencer Marketing

Influencer marketing revenue is generated in connection with the development, management and execution of influencer marketing campaigns on behalf of Brands, primarily on YouTube, Instagram and TikTok. Influencer marketing campaigns are collaborations between Super League, popular social-media influencers, and Brands, to promote a Brands’ products or services. Influencers are paid a flat rate per post to feature a Brand’s product or service on their respective social media outlets.

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

Revenue was comprised of the following for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Media and advertising	$1,734,000	$2,506,000	$3,099,000	$4,110,000
Publishing and content studio	2,204,000	2,159,000	4,742,000	3,495,000
Direct to consumer	178,000	387,000	484,000	769,000
	$4,116,000	$5,052,000	$8,325,000	$8,374,000
Revenue Recognition:
Single point in time	46%	35%	39%	32%
Over time	54%	65%	61%	68%
Total	100%	100%	100%	100%

Contract assets totaled $1,484,000 at June 30, 2024, $546,000 at December 31, 2023, and $1,013,000 at December 31, 2022. Contract liabilities totaled $363,000 at June 30, 2024, $339,000 at December 31, 2023, and $111,000 at December 31, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized related to contract liabilities as of the beginning of the respective period	$13,000	$-	$234,000	$82,000

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts with customers, these reporting requirements are not applicable pursuant to ASC 606-10-50-14, as the performance obligation is part of a contract that has an original duration of one year or less.

Cost of Revenue

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements, including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, internal and third-party game developers, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees.

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the condensed consolidated statements of operations. Advertising expense for the three and six months ended June 30, 2024 were $13,000 and $56,000, respectively. Advertising expense for the three and six months ended June 30, 2023 were $13,000 and $22,000, respectively.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments, contingent consideration and warrant liabilities recorded in accordance with FASB ASC Topic 480, “Distinguishing liabilities from equity,” (“ASC 480”). As described in the notes below, contingent consideration and warrant liabilities outstanding during the periods presented are recorded at fair value. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the periods presented.

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

Modifications to Equity-Based Awards

On January 1, 2022, the Company issued 67,500 performance stock units (“Original PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 13,500 PSUs, based on satisfaction of the following vesting conditions during the three-year period commencing on January 1, 2022: (i) the Company’s stock price equaling $95.00 per share based on 60-day volume weighted average price (“VWAP”); (ii) the Company’s stock price equaling $120.00 per share based on 60-day VWAP; (iii) the Company’s stock price equaling $140.00 per share based on 60-day VWAP; (iv) the Company’s stock price equaling $160.00 per share based on 60-day VWAP; and (v) the Company’s stock price equaling $180.00 per share based on 60-day VWAP. The Original PSUs were fully expensed as of June 30, 2023. Noncash stock compensation expense related to the PSUs totaled $48,000 and $298,000 for the three and six months ended June 30, 2023, respectively.

On April 30, 2023, the Board approved the cancellation of the 67,500 Original PSUs previously granted to certain executives (four plan participants in total) under the 2014 Plan (as described above). In exchange for the cancelled Original PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“Modified PSUs”). Total incremental compensation cost related to the Modified PSUs totaled $540,000 which is recognized prospectively over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the equity awards immediately before and after the modifications.  Noncash stock compensation expense related to the Modified PSUs totaled $55,000 and $97,000 for the three and six months ended June 30, 2024, respectively. Noncash stock compensation expense related to the Modified PSUs totaled $89,000 and $89,000 for the three and six months ended June 30, 2023, respectively.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees (six plan participants in total) under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”) (collectively, “Modified Executive Grants”). The grant and exercise of the Modified Executive Grants was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting in September 2023. As such, the grant date and the commencement of noncash stock compensation amortization for the Modified Executive Grants was September 7, 2023. Total incremental compensation cost related to the Modified Executive Grants totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which is recognized prospectively over the remaining service period of 3 years. Noncash stock compensation expense related to the Modified Executive Grants totaled $54,000 and $108,000 for the three and six months ended June 30, 2024, respectively.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees (68 plan participants in total) under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”)(collectively, “Modified Employee Grants”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which is recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Modified Employee Grants totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which is recognized prospectively over the remaining service period of 4 years. Noncash stock compensation expense related to the Modified Employee Grants totaled $43,000 and $96,000 for the three and six months ended June 30, 2024, respectively. Noncash stock compensation expense related to the Modified Employee Grants totaled $168,000 and $168,000 for the three and six months ended June 30, 2023, respectively.

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Sales, marketing and advertising	$132,000	$236,000	$254,000	$400,000
Engineering, technology and development	6,000	102,000	17,000	191,000
General and administrative	160,000	411,000	359,000	941,000
Total noncash stock compensation expense	$298,000	$749,000	$630,000	$1,532,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheet. Deferred financing costs totaled $220,000 and $282,000 as of June 30, 2024 and December 31, 2023, respectively.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
Number of customers > 10% of revenue / percent of revenue	Two	/	40%	Two	/	22%	Two	/	26%	One	/	11%

Revenue concentrations were comprised of the following revenue categories:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Media and advertising	23%	22%	11%	11%
Publishing and content studio	17%	-%	15%	-%
	40%	22%	26%	11%

	June 30, 2024			December 31, 2023

Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	43%	Three	/	55%
Number of vendors > 10% of accounts payable / percent of accounts payable	Two	/	31%	Two	/	37%

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

Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 2,162,000 and 788,000 at June 30, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 12,162,000 and 1,949,000 at June 30, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the exercise of outstanding additional investment rights, as described below, totaling 5,745,000 and 1,682,000 at June 30, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

A reconciliation of net loss to net loss attributable to common stockholders is as follows for the three and six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,455,000)	$(6,836,000)	$(7,715,000)	$(14,072,000)
Preferred Dividends paid in shares of common stock	(1,592,000)	-	(1,596,000)	-
Net loss attributable to common stockholders	$(4,047,000)	$(6,836,000)	$(9,311,000)	$(14,072,000)

Modifications of Preferred Stock Instruments

The financial statement impact of a modification or an exchange of a freestanding equity- classified written call options is recognized in the same manner as if cash had been paid as consideration. The Company considers the circumstances of modifications or exchanges of the instrument to determine whether the modification or exchange is related to a financing or other arrangement. The effect of a modification or an exchange is measured as the excess, if any, of the fair value of the modified or exchanged instrument over the fair value of that instrument immediately before it is modified or exchanged. The effect of a modification or an exchange that is directly attributable to a proposed or actual equity offering is recognized as an equity issuance cost.

For preferred stock instruments classified as liabilities under ASC 480 (see placement agent warrants described below), the Company follows the accounting models for the modification or extinguishment of debt, which require that modifications or exchanges of preferred stock instruments classified as liabilities are considered extinguishments, with gains or losses recognized in current earnings if the terms of the new instrument and original instrument are substantially different.

Dividends

Dividends on preferred stock paid in another class of stock are recorded at the fair value of the shares issued as a charge to retained earnings. Dividends declared on preferred stock that are payable in the Company’s common shares are deducted from earnings available to common shareholders when computing earnings per share. Dividends on preferred stock that are due, but unpaid, are reflected in accrued liabilities in the condensed consolidated balance sheet until paid.

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

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2024	December 31, 2023	Weighted Average Amortization Period (Years)
Partner and customer relationships	$7,645,000	$7,645,000	6.5
Capitalized software development costs	4,605,000	5,912,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,931,000	3,931,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	745,000	825,000	5.5
	20,262,000	21,649,000	5.0
Less: accumulated amortization	(15,104,000)	(15,013,000)
Intangible assets, net	$5,158,000	$6,636,000

Amortization expense included in operating expense for the three and six months ended June 30, 2024 totaled $604,000 and $1,286,000, respectively. Amortization expense included in operating expense for the three and six months ended June 30, 2023 totaled $1,316,000 and $2,604,000, respectively. Amortization expense included in cost of revenue for the three and six months ended June 30, 2023 totaled $5,000 and $31,000, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2024 and future fiscal years as follows:

For the years ending December 31,
2024 remaining	$1,151,000
2025	2,079,000
2026	1,195,000
2027	483,000
2028	237,000
Thereafter	13,000
$5,158,000

Sale of Minehut

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the board of directors of the Company. Pursuant to the GS Agreement entered into by and between GamerSafer, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed consolidated balance sheet.

The Company recorded a receivable for the total estimated purchase consideration totaling $619,000, of which $224,000 is included in prepaid expense and other current assets and $395,000 is included in other receivables in noncurrent assets, and recognized a gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statement of operations. The Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected over and above the estimated purchase consideration recorded at contract inception, if any, will be recognized as additional gains on the sale of Minehut Assets when realized in future periods, up to the $1.0 million stated contractual amount of purchase consideration. During the three and six months ended June 30, 2024, the Company calculated royalties due from GamerSafer pursuant to the GS Agreement totaling $154,000 and $163,000, respectively.

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

Other

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

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of $2,350,000 (the “Melon Contingent Consideration”) will be payable to Melon in connection with the achievement of certain revenue milestones for the period from the Melon Closing until December 31, 2023 (the “Melon First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Melon Second Earnout Period”) in the amount of $1,350,000 (the “Melon Second Earnout Period” and the “Melon First Earnout Period” are collectively referred to as the “Melon Earnout Periods”). The Melon Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Melon Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Closing Share Price, and (b) the VWAP for the five trading days immediately preceding the end of each respective Melon Earnout Period.

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

The change in fair value, which is included in contingent consideration expense in the condensed consolidated statement of operations for the applicable periods present was comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Beginning balance	$636,000	$-	$538,000	$-
Contingent Consideration – Initial accrual – May 2023	-	1,350,000	-	1,350,000
Change in fair value(3)	(178,000)	82,000	(80,000)	82,000
Contingent consideration payments (2)	(122,000)	-	(122,000)	-
Accrued contingent consideration(1)	$336,000	$1,432,000	$336,000	$1,432,000

(1)	As of June 30, 2024, the accrual for the Second Earn Out Period included 84,211 shares of common stock valued at $0.80, the closing price of our common stock as of June 30, 2024,

(2)

In May 2024, the Company paid Melon Accrued Contingent consideration related to the Melon First Earn Out Period, comprised of $32,000 of cash payments and payment of 72,118 shares of our common stock valued at $90,000.

(3)	Reflected in the condensed consolidated statement of operations for the applicable period.

Aggregated amortization expense related to intangible assets acquired in connection with the Melon Acquisition for the three and six months ended June 30, 2024 totaled $27,000 and $53,000, respectively. Aggregated amortization expense related to intangible assets acquired in connection with the Melon Acquisition for the three and six months ended June 30, 2023 totaled $23,000 and $23,000, respectively.

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

Pursuant to the terms and subject to the conditions of the Super Biz Purchase Agreement, up to an aggregate amount $11.5 million will be payable to Super Biz and the Founders in connection with the achievement of certain revenue milestones for the period from the Super Biz Closing Date until December 31, 2022 (“Initial Earn Out Period”) and for the fiscal year ending December 31, 2023 (the “Super Biz Second Earn Out Period”) (“Super Biz Earn Out Periods”). The Super Biz Contingent Consideration is payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Super Biz Purchase Agreement.

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

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,830,000	$3,674,000	$1,670,000	$3,206,000
Accrued contingent consideration(3)	-	471,000	142,000	722,000
Change in fair value(3)	(27,000)	(13,000)	(9,000)	204,000
Contingent consideration Payments(2)	(38,000)	(3,423,000)	(38,000)	(3,423,000)
Accrued contingent consideration(1)	$1,765,000	$709,000	$1,765,000	$709,000

(1)

As of June 30, 2024, reflects the cash portion of the Superbiz Second Earn Out Period related contingent consideration payable. As of June 30, 2023, the accrual included 216,000 shares of common stock valued at $0.38, the closing price of our common stock as of the applicable date.

(2)

In May 2024, the Company paid accrued contingent consideration related to the Super Biz Second Earn Out Period, comprised of 30,330 shares of our common stock valued at $38,000. In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 987,973 shares of our common stock valued at $548,000.

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

Total amounts advanced under the AR Facility for the six months ended June 30, 2024 totaled $672,000. Total repayments of advances under the AR Facility for the six months ended June 30, 2024 totaled $1,273,000. Interest expense for the three and six months ended June 30, 2024 totaled $14,000 and $33,000, respectively. Commitment fee expense for the three and six months ended June 30, 2024 totaled $10,000 and $20,000, respectively.

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

In addition, the Company was required to redeem all or a portion of the Notes under certain circumstances, and, in the event the Company consummated a subsequent equity financing, then the Note Holders had the right, but not the obligation, to require the Company to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Conversion Amount then remaining under the Notes, in cash, at a price equal to the Conversion Amount being redeemed.

The Notes were issued with an original issue discount of $320,000, or 8%, which was recorded as an adjustment to the carrying amount of the Notes. The original issue discount was amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. At December 31, 2022, the balance of the original issue discount was $40,000. Amortization of original issue discount for the three and six months ended June 30, 2023 totaled $0 and $40,000, respectively.

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

Equity Financings

Convertible Preferred Stock

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of newly designated Series of Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price (“Stated Value”), hereinafter collectively referred to as “Convertible Preferred Stock, and the individual offerings of preferred stock referred to by the combination of “Series” and the specific letter designation of each series (i.e. “Series A Preferred Stock Offering” refers to the Series A preferred stock offering, and “Series A Preferred Stock” refers to Series A convertible preferred stock), and each series of Convertible Preferred Stock issued, collectively referred to as “Preferred Stock Offerings,” as follows:

Series Designation	Closing Date	Conversion Price - At Issuance	Adjusted Conversions Price(2)(3)(4)	Shares Purchased	Shares Issued - Exchanged	Conversions / Exchanges	Outstanding - June 30, 2024	Gross Proceeds	Fees	Net Proceeds	Placement Agent Warrants(1)
Series A	November 22, 2022	$12.40	-	5,359	-	(4,919)	440	$5,359,000	$752,000	$4,607,000	62,000
Series A-2	November 28, 2022	$13.29	-	1,297	-	(834)	463	1,297,000	169,000	1,128,000	14,000
Series A-3	November 30, 2022	$13.41	-	1,733	-	(1,418)	315	1,733,000	225,000	1,508,000	18,000
Series A-4	December 22, 2022	$7.60	-	1,934	-	(1,458)	476	1,934,000	251,000	1,683,000	36,000
Series A-5	January 31, 2023	$11.09	-	2,299	-	(1,519)	780	2,299,000	299,000	2,000,000	30,000
Series AA	April 19, 2023	$9.43	$1.89	7,680	-	(3,289)	4,391	7,680,000	966,000	6,714,000	114,000
Series AA-2	April 20, 2023	$10.43	$2.09	1,500	-	(1,500)	-	1,500,000	130,000	1,370,000	13,000
Series AA-3	April 28, 2023	$9.50	$1.90	1,025	-	(634)	391	1,025,000	133,000	892,000	15,000
Series AA-4	May 5, 2023	$9.28	$1.86	1,026	-	(511)	515	1,026,000	133,000	893,000	16,000
Series AA-5	May 26, 2023	$10.60	$2.12	550	-	-	550	550,000	72,000	478,000	7,000
Series AAA	November 30, 2023	$1.67	-	5,377	4,011	(1,215)	8,173	5,377,000	645,000	4,732,000	466,000
Series AAA-2	December 22, 2023	$1.71	-	2,978	2,356	(180)	5,154	2,978,000	357,000	2,621,000	253,000
Series AAA-Junior	June 26, 2024	$1.25	-	1,210	-	-	1,210	1,210,000	121,000	1,089,000	140,000
				33,968	6,367	(17,477)	22,858	$33,968,000	$4,253,000	$29,715,000	1,184,000

(1)

Issued (or to be issued) upon final closing of the respective Preferred Stock Offerings, effective as of the respective individual series closing dates. Pursuant to the terms of the Placement Agent Agreements, we agreed to issue to the Placement Agent,  following the final closing under the individual Preferred Stock Offerings, five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the respective series of Convertible Preferred Stock sold in the Preferred Stock Offerings, at an exercise price equal to the applicable Preferred Stock Offering conversion price.

(2)

The Conversion price for Series AA Preferred Stock outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred Stock, was adjusted to $2.60 as a result of the Series AA Down Round Feature described below.

(3)

The Conversion prices for the Series AA Preferred Stock outstanding as of November 30, 2023, totaling 7,322 shares of Series AA Preferred Stock, were adjusted to the conversion prices shown in the table above, as a result of the Series AA Down Round Feature described below.

(4)

The triggering of the Down Round Feature for the Series AA Preferred Stock, which occurred in August 2023 and November 2023, resulted in a deemed dividend totaling $7,567,000, which was charged to retained earnings in the December 31, 2023 consolidated balance sheet.

As of June 30, 2024, Convertible Preferred stock outstanding was convertible into shares of the Company’s common stock as follows:

Series Designation	Original Conversion Shares(1)	Conversions / Exchanges(1)	Conversion Shares – June 30, 2024(1)
Series A	432,235	(396,747)	35,488
Series A-2	97,587	(62,753)	34,834
Series A-3	129,266	(105,769)	23,497
Series A-4	254,424	(191,805)	62,619
Series A-5	207,276	(136,952)	70,324
Series AA	4,072,151	(1,743,932)	2,328,219
Series AA-2	719,081	(719,081)	-
Series AA-3	539,474	(333,685)	205,789
Series AA-4	552,803	(275,326)	277,477
Series AA-5	259,435	-	259,435
Series AAA	5,608,171	(725,820)	4,882,351
Series AAA-2	3,119,312	(105,264)	3,014,048
Series AAA-Junior	968,000	-	968,000
	16,959,215	(4,797,134)	12,162,081

(1)	As adjusted to reflect reduction in conversion prices as a result of the Series AA Down Round Feature, described below.

Convertible Preferred Stock Preferences, Rights and Limitations – General

Certificates of Designation. In connection with each of the Preferred Stock Offerings, the Company filed Certificates of Designation of Preferences, Rights and Limitations of each series with the State of Delaware. Use of net proceeds included working capital, general corporate purposes, and certain indebtedness (Series A Preferred only), including sales and marketing activities and product development.

Conversion Feature. Each share of preferred stock is convertible into such number of shares of the Company’s common stock equal to the number of preferred shares to be converted, multiplied by the Stated Value, divided by the conversion price in effect at the time of the conversion, subject to adjustment in the event of stock splits, stock dividends, certain fundamental transactions and future issuances of equity securities, as described herein. In addition, on the one-year anniversary of the respective filing date, the Company may, in its discretion, convert (y) 50% of the outstanding shares of Preferred into the Company’s common stock if the VWAP of such common stock over the previous 10 days as reported on the NASDAQ Capital Market equals at least 250% of the conversion price, or (z) 100% of the outstanding shares of Series AAA Preferred into the Company’s common stock if the VWAP equals at least 300% of the conversion price. The conversion price is equal to the “Minimum Price,” as defined in NASDAQ Rule 5635(d)(1), on the Preferred Stock Offering closing date. In addition, Series A Preferred Stock outstanding will automatically convert into shares of common stock at the Conversion Price upon the earlier of (a) the 24-month anniversary of the Effective Date or (b) the consent to conversion by holders of at least 51% of the outstanding shares of Series A Preferred.

Voting Rights. Each individual series of preferred stock shall vote together with the common stock on an as-converted basis, and not as a separate class, subject to the primary market limitations, except that holders of each individual series of preferred stock shall vote as a separate class with respect to (a) amending, altering, or repealing any provision of the respective series’ Certificate of Designation in a manner that adversely affects the powers, preferences or rights of the series, (b) increasing the number of authorized shares of the series, (c) authorizing or issuing an additional class or series of capital stock that ranks senior to or pari passu with the existing series with respect to the distribution of assets on liquidation, or (d) entering into any agreement with respect to the foregoing. In addition, no holder of a series of preferred stock shall be entitled to vote on any matter presented to the Company’s stockholders relating to approving the conversion of such holder’s series of preferred stock into an amount in excess of the primary market limitations.

Dividends. Holders of preferred stock, excluding holders of the Series AAA Junior preferred stock, will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of common stock equal to 20% of the shares of common stock underlying the preferred stock then held by such holder on the 12 and 24 month anniversaries of the respective filing date. Holders of the Series AAA Junior preferred stock will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of Common Stock equal to 20% of the shares of Common Stock underlying the Series AAA Preferred then held by such holder on the 30-day, 60-day, and 90-day anniversaries of the filing Date.

In addition, subject to the beneficial ownership and primary market limitations, holders of preferred stock will be entitled to receive dividends equal, on an as-if-converted to shares of common stock basis, and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of common stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations.

Liquidation Preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of preferred stock (together with any Parity Securities (as defined in the respective Certificates of Designations) will be entitled to first receive distributions out of the Company’s assets in an amount per share equal to the preferred stock Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock (after the payment to any senior security, if any).

Registration Rights. The Company and the investors in the Preferred Stock Offerings (including the Exchange) also executed separate registration rights agreements, pursuant to which the Company filed registration statements on Form S-3 as follows: 1) File No. 333-277974 with respect to Series AAA Preferred, effective May 8, 2024; 2) File No. 333-273282 with respect to Series AA Preferred, effective August 1, 2023; and 3) File No. 333-271424 with respect to Series A Preferred effective, June 5, 2023.

Placement Agent Fees. The Company sold and/or exchanged the shares of preferred stock pursuant to placement agency agreements (the “Placement Agency Agreements”) with Aegis Capital Corporation, a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Placement Agent”) for each series of the Preferred Stock Offerings and the Exchange (as described below). Pursuant to the terms of the Placement Agency Agreements, in connection with the Preferred Stock Offerings and the Exchange, the Company paid the Placement Agent an aggregate cash fee and non-accountable expense allowance as described in the table above by series, and have or will issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase common stock at the amounts and conversion prices disclosed in the table above. With respect to shares of Series AAA Preferred Stock issued in connection with the Exchange, the Placement Agent exchanged previously issued placement agent warrants to purchase 88,403 shares of common stock of the Company that were issued in connection with the Series A and Series AA Preferred Stock offerings, at exercise prices ranging from $7.60 to $13.41 per share, for new placement agent warrants to purchase a total of 347,428 shares of common stock at an exercise price of $1.674 per share and 199,778 shares of common stock at an exercise price of $1.71 per share.

The Company also granted the Placement Agent the right of first refusal, in connection with the Series AA and Series AAA offerings, to serve as the Company’s lead or co-placement agent for any private placement of the Company’s securities (equity or debt) that is proposed to be consummated with the assistance of a registered broker dealer, which expired in July 2024.

The Placement Agent shall also earn fees and be issued additional Placement Agent Warrants with respect to any securities issued pursuant to the Additional Investment Rights described herein. No further additional investment rights shall be granted to investors that exercise the Additional Investment Rights.

The following additional terms vary across the applicable series of Convertible Preferred Stock as follows:

Term	Series AAA and AAA Junior Preferred	Series AA Preferred	Series A Preferred
Voting Rights – Certain Indebtedness

Holders shall vote as a separate class with respect to authorizing, creating, incurring, assuming, guaranteeing or suffering to exist any indebtedness for borrowed money of any kind outside of certain loans not to exceed $5,000,000 and accounts payable in the ordinary course of business, or entering into any agreement with respect to the foregoing.

Holders shall vote as a separate class with respect to authorizing, creating, incurring, assuming, guaranteeing or suffering to exist any indebtedness for borrowed money of any kind outside of accounts payable in the ordinary course of business, or entering into any agreement with respect to the foregoing.

Holders shall vote as a separate class with respect to authorizing, creating, incurring, assuming, guaranteeing or suffering to exist any indebtedness for borrowed money of any kind in excess of $5 million, or entering into any agreement with respect to the foregoing.

Additional Investment Rights (“AIRs”)

Subject to the approval by a majority of the voting securities of the Company (the “Stockholder Approval”), pursuant to the Subscription Agreements, Series AAA and AAA Junior Preferred Stock holders shall have the right to purchase shares of a newly designated series of preferred stock of the Company containing comparable terms (except for adjustments to the Conversion Price based on future equity issuances) as the applicable series of preferred stock (the “Series AAA Additional Investment Right”) from the date the SEC declares the related registration statement to be filed with the SEC pursuant to the applicable Registration Rights Agreement (as defined below) effective, to the date that is 18 months thereafter, for an additional dollar amount equal to the applicable initial investment amount at $1,000 per share (the “Original Issue Price”), with a conversion price equal to the original conversion price of the applicable series of preferred stock. No further additional investment rights shall be granted to investors that exercise the Series AAA Additional Investment Rights.

Pursuant to the Subscription Agreements, purchasers that (a) previously held shares of the Company’s Series A Preferred Stock, par value $0.001 per share, or (b) purchased at least $3.5 million in shares of Series AA Preferred Stock (subject to the acceptance of such lesser amounts in the Company’s sole discretion), shall have the right to purchase shares of a newly designated series of preferred stock of the Company containing comparable terms as the Series AA Preferred Stock (the “Series AA Additional Investment Right”) from the date of each respective closing through the date that is 18 months thereafter as follows: (i) such investor may purchase an additional dollar amount equal to its initial investment amount at $1,000 per share (the “AA Original Issue Price”), with a conversion price equal to the conversion price in effect on the date of original purchase; and (ii) such investor may purchase an additional dollar amount equal to its initial investment amount at the AA Original Issue Price, with a conversion price equal to 125% of the respective conversion price in effect on the date of original purchase.

Not applicable
Down Round Feature

Subject to the effectiveness of the Stockholder Approval, for twenty-four (24) months after the Filing Date, and subject to certain carveouts as described in the Series AAA Certificates of Designation, if the Company conducts an offering at a price per share less than the then effective conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, then in such event the conversion price of the Series AAA Preferred Stock shall be adjusted to the Future Offering Price, but not less than the Conversion Price Floor (as defined in the Series AAA Certificate of Designations).

For as long as Series AA Preferred Stock remains outstanding and subject to certain carveouts as described in the Series AA Certificates of Designations, if the Company conducts an offering at a price per share less than the then current conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, and undertaken in an arms-length third party transaction, then in such event the conversion price of the Series AA Preferred Stock shall be adjusted to the greater of: (a) the Future Offering Price and (b) the Conversion Price Floor (“ Series AA Down Round Feature”); and (ii) if as of the 24-month anniversary date of April 19, 2023, the VWAP for the five trading days immediately prior to such 24-month anniversary date is below the then current conversion price, the holder will receive a corresponding adjustment to the then conversion price, such adjustment not to exceed the Conversion Price Floor.

Not applicable

Exchange Agreements

In connection with the closing of the Series AAA Preferred rounds described above, the Company entered into certain Series A Exchange Agreements (the “Series A Agreements”) and Series AA Exchange Agreements (the “Series AA Agreements”, and collectively with the Series A Agreements, the “Exchange Agreements”), with certain holders (the “Holders”) of the Company’s Series A Preferred Stock, and Series AA Preferred Stock, pursuant to which the Holders exchanged an aggregate of 6,367 shares of Series A Preferred and/or Series AA Preferred, for an aggregate of 6,367 shares of Series AAA Preferred (the “Exchange”). The Exchange closed concurrently with the closing of the Series AAA Preferred Stock Offerings.

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability at fair value on the consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2024	2023		2024	2023
Beginning balance	$2,332,000	$2,804,000	(1)	$1,571,000	$2,804,000	(1)
Change in fair value	(1,667,000)	(1,040,000)		(906,000)	(1,040,000)
Fair value of warrant liability	$665,000	$1,764,000		$665,000	$1,764,000
(1)	Estimated fair value on May 26, 2023, the date of issuance.

The fair value of the Placement Agent Warrants was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	May 26,	December 22,	December 31,	June 30,
	2023	2023	2023	2024
Expected Volatility	95%	98%	98%	98%
Risk–free interest rate	3.88%	3.87%	3.84%	4.21%
Dividend yield	-%	-%	-%	-%
Expected life of options (in years)	5.00-5.19	5.00	4.5-5.0	3.89-4.47

Preferred Stock Dividends

During the three and six months ended June 30, 2024, the Company paid common stock dividends on outstanding preferred stock, as follows:

Series Designation	Date	Dividend Shares	Fair Value of Shares Issued (1)
Series A-5	January 31, 2024	2,166	$4,000
Series AA	April 19, 2024	476,271	662,000
Series AA-3	April 29, 2024	41,159	60,000
Series AA-4	May 6, 2024	55,497	77,000
Series AA-5	May 30, 2024	51,887	65,000
Total		626,980	$868,000

(1)	Fair valued based on the closing price of the Company’s common stock on the respective common stock dividend payment date.

Dividend Acceleration. In June 2024, certain existing holders of Series A, AA and AAA Preferred Stock executed Series AAA Junior Preferred Stock Offering related dividend acceleration agreements (“June 2024 Dividend Acceleration Agreements”) pursuant to which, in exchange for participation in the Series AAA Junior Preferred Stock Offering at or above a predefined threshold, all applicable remaining common stock dividends related to their existing Series A, AA and / or AAA Preferred Stock holdings were accelerated. A total of 923,043 shares of common stock dividends were paid in July 2024 pursuant to the June 2024 Dividend Acceleration Agreements, with a fair value of $729,000, based on the closing price of the Company’s common stock on June 30, 2024, which is reflected as a charge to accumulated deficit and accrued liabilities as of June 30, 2024.

Modifications to Series AA Additional Investment Rights

In June 2024, certain holders of Series AA Preferred Stock with outstanding Additional Investment Rights arising from the Series AA Preferred Stock Offering (“Series AA AIRs”), in exchange for certain Series AAA Junior Preferred Stock Offering related approvals, received (i) a six (6) month extension of the exercise period of such Series AA AIRs; and (ii) an adjustment to the conversion prices for such Series AA AIRs, to the existing conversion price floors for each respective subseries of Series AA Preferred Stock, as described in the table above. In addition, a three-month extension to the term of the Additional Investment Rights issued to holders of Series AAA Preferred Stock (“Series AAA AIRs”)(the issuance of such Series AAA AIRs being subject to approval of stockholders), such that the Series AAA AIRs shall expire 21-months from the final closing of Series AAA Preferred Stock Offering.

The Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included a $0.86 implied common stock price, conversion prices ranging from $1.886 to $13.25 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 5.13% to 5.36%, terms ranging from .42 years to .92 years and volatility assumptions ranging from 79% to 91%.

In connection with the modification to the Series AA AIRs described above, Series AA AIRs with initial underlying common shares totaling 642,962, were modified as described above, resulting in an incremental increase in fair value totaling $294,000 which was charged to additional paid in capital as a Series AAA Junior Preferred Stock Offering financing costs in June 2024. As a result of the reduction of the Series AA AIRs conversion price, total common shares underlying the modified Series AA AIRs increased to 3,215,232 shares.

7.	COMMITMENTS AND CONTINGENCIES

Settlement of Pending or Threatened Claims

Pioneer Capital Anstalt

In May 2024, the Company settled a dispute concerning the interpretation of certain financial terms contained within the Series AA and Series AA-2 Preferred Stock certificates of designation filed in connection with the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer Settlement”). Pioneer Capital Anstalt (“Pioneer”) filed a complaint in the United States District Court for the Southern District of New York seeking monetary damages and specific performance concerning the interpretation and calculation of certain financial terms applicable to Pioneer’s additional investment rights agreements acquired in connection with Pioneer’s participation in the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer AA AIRs”)(“Pioneer Action”). In order to avoid further expense, costs, and time to litigate the action, the Parties resolved the dispute, resulting in the modification of the conversion price and conversion floor price applicable to the Pioneer AA AIRs from prices ranging from $9.43 to $13.04, down to prices ranging from $1.886 to $2.608, and the extension of the exercise term for the Pioneer AA AIRs for a period of six (6) months. The modifications to the Pioneer AIRs resulted in an incremental increase in fair value totaling $213,000 which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the three and six months ended June 30, 2024. As a result of the reduction of the Pioneer AA AIRs conversion price, total common shares underlying the modified Pioneer AA AIRs increased from 372,610 to 1,863,049 shares.

In addition, the Company issued to Pioneer 275,000 shares of restricted common stock valued at $346,000 on the date of issuance, which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the three and six months ended June 30, 2024. In connection with the Pioneer Settlement, Pioneer filed a notice of dismissal regarding the Action.

The Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the Pioneer AA AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included a $0.86 implied common stock price, conversion prices ranging from $1.886 to $13.04 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 5.13% to 5.36%, terms ranging from .52 years to 1.02 years and volatility assumptions ranging from 80% to 93%.

Other

As described above, the Note Holders made a series of investments in the Company during the period commencing January 2021 and culminating in the issuance of the Notes, which were paid in full in the first quarter of 2023. During the fourth quarter of 2023, the Note Holders made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of SPA. On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “Note Holder Settlement Agreement”) settling all claims between the Parties with respect to the SPA. In consideration for the Note Holder Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 500,000 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which was included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2023. The Company issued the 500,000 shares of common stock on March 19, 2024, which were valued at $1.85 per share (the closing price of the Company’s common stock on March 19, 2024), or $924,000, resulting in additional noncash settlement expense of $164,000, which was included in general and administrative expense in the condensed consolidated statement of operations for the six months ended June 30, 2024.

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

Series AAA Junior-2 Preferred Financing

On July 10, 2024, the Company entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with accredited investors with respect to the sale of an aggregate of 551 shares of newly designated Series AAA-2 Junior Convertible Preferred Stock, par value $0.001 per share (the “Series AAA-2 Junior Preferred”), at a purchase price of $1,000 per share, for aggregate gross proceeds to the Company of approximately $551,000 (the “Offering”).

In connection with the Offering, on July 10, 2024 (the “Filing Date”), the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Convertible Preferred Stock (the “Series AAA-2 Certificate of Designation”) with the State of Delaware.

The Series AAA Junior-2 Convertible Preferred Stock preferences, rights, terms, conditions, provisions, arrangements and limitations are consistent with those applicable to the Series AAA Junior Preferred Stock described at Note 6 above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Enterprise, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission. All references to “Note,” followed by a number reference herein, refer to the applicable corresponding numbered footnotes to the condensed consolidated financial statements contained elsewhere herein.

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

Overview

Super League Enterprise, Inc. is redefining the gaming industry as a media channel for global brands. As a leading end-to-end immersive content partner, Super League enables marketers, advertisers, and IP owners to reach massive audiences through creativity, innovation, and gameplay within the world’s largest immersive platforms. Boasting an award-winning development studio, a vast community of native creators, and a proprietary suite of tools that maximize user engagement, Super League is a one-of-a-kind holistic solutions provider. Whether a partner is focused on building a world-class creative experience, achieving lift in brand awareness, inspiring deeper customer loyalty, or finding new sources of revenue, Super League is at the forefront – always pioneering within immersive worlds.

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

Bylaw Amendment

On June 4, 2024, the Board of Directors (the “Board”) of the Company approved an amendment (the “Amendment”) to the Company’s Second Amended and Restated Bylaws, effective June 4, 2024, to reduce the number of shares that are required to be present at a meeting of the Company’s stockholders (a “Meeting”) for purposes of establishing a quorum. Prior to the Amendment, the presence, in person or by proxy duly authorized, of the holders of a majority of the outstanding shares of stock was required to establish a quorum for the transaction of business at a Meeting. As approved in the Amendment, the presence, in person or by proxy duly authorized, of the holders of not less than one-third (1/3) of the outstanding shares of stock entitled to vote will constitute a quorum for the transaction of business at a Meeting.

The Board adopted the Amendment to more practically obtain a quorum and conduct business at a Meeting. The Board based its decision on the increasing prevalence of brokerage firms opting to forgo discretionary or proportionate voting of the shares held by them in street name, which is making it increasingly difficult for companies with a large retail stockholder base to obtain a quorum of the majority. The change to the quorum requirement was made to improve the Company’s ability to hold Meetings when called.

Reverse Stock Split

On September 7, 2023, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation, as Amended (the “Charter”), which became effective September 11, 2023, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Split”). All references to common stock, warrants to purchase common stock and other rights, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

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

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of $2,350,000 (the “Contingent Consideration”) will be payable to Melon in connection with the achievement of certain revenue milestones for the period from the Closing until December 31, 2023 (the “First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Second Earnout Period”) in the amount of $1,350,000 (the “Second Earnout Period” and the “First Earnout Period” are collectively referred to as the “Earnout Periods”). The Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Closing Share Price, and (b) the volume weighted average price (“VWAP”) for the five trading days immediately preceding the end of each respective Earnout Period.

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

Executive Summary

During the three and six months ended June 30, 2024 we continued to demonstrate the effectiveness of our overall strategy, providing us with increasing opportunities to earn a greater share of advertisers’ wallet, as demonstrated by larger average deal sizes and continued high repeat customer percentages, and our focus on cost reductions and optimization has positively impacted operating leverage.

Three Months Ended June 30, 2024

Revenue for the three months ended June 30, 2024 totaled $4.1 million, a decrease of $936,000 or 19%, compared to $5.1 million for the comparable prior year quarter. The decrease in revenue for the three months ended June 30, 2024 reflected a mix of industry softness in ad sales, stemming from macro environmental factors including consumer spending softness, and the shift of certain revenues and program start delays to the third quarter of 2023, and a reduction in Minehut related media sales revenues in connection with the sale of our Minehut digital property in the first quarter of 2024.

Cost of revenue for the three months ended June 30, 2024 decreased $441,000 or 15% to $2.5 million, compared to $2.9 million in the comparable prior year quarter, driven primarily by the 19% decrease in quarterly revenues for the same periods.

As a percentage of revenue, gross profit for the three months ended June 30, 2024 was 40%, compared to 42% for the prior year comparable quarter.

Total operating expense for the three months ended June 30, 2024 decreased $4.6 million, or 44% to $5.7 million, compared to $10.3 million in the comparable prior year quarter. Excluding noncash stock compensation expense, intangible asset amortization expense, loss on intangible asset disposals, mark to market related fair value adjustments, and other noncash charges (collectively, “noncash charges and credits”), totaling $1.3 million, operating expense for the three months ended June 30, 2024 and 2023 was $4.4 million and $5.9 million, reflecting a $1.5 million, or 25% decrease compared to the prior year quarter, reflecting the impact of ongoing cost reduction activities. Net loss for the three months ended June 30, 2024, which includes the impact of noncash charges and credits totaling $1.3 million, was $2.5 million or $(0.60) per share, compared to a net loss of $6.8 million, or $(3.38) per share, in the comparable prior year quarter. The numerator utilized in the calculation of net loss per share included common stock dividends paid and / or due, in connection with outstanding preferred stock, with a total fair value of $1.6 million, which is also included as a charge to accumulated deficit for the three months ended June 30, 2024.

Six Months Ended June 30, 2024

Revenue for the six months ended June 30, 2024 totaled $8.3 million compared to $8.4 million for the comparable prior year period. The relatively flat revenues for the six months ended June 30, 2024 compared to the prior year period, reflected a second quarter of 2024 mix of industry softness in ad sales, stemming from macro environmental factors including consumer spending softness, and the shift of certain revenues and program start delays to the third quarter of 2023, and a reduction in Minehut related media sales revenues in connection with the sale of our Minehut digital property in the first quarter of 2024.

Cost of revenue for the six months ended June 30, 2024 totaled $4.9 million compared to $4.9 million in the comparable prior year period. As a percentage of revenue, gross profit for the six months ended June 30, 2024 was 41%, compared to 42% for the prior year comparable period.

As a percentage of revenue, gross profit for the six months ended June 30, 2024 was 41%, compared to 42% for the prior year comparable period.

Total operating expense for the six months ended June 30, 2024 decreased $6.8 million, or 36% to $12.1 million, compared to $18.9 million in the comparable prior year period. Excluding noncash charges and credits totaling $2.6 million, operating expense for the six months ended June 30, 2024 and 2023 was $9.5 million and $12.1 million, respectively, reflecting a $2.6 million, or 21% decrease compared to the prior year period, reflecting the impact of ongoing cost reduction activities. Net loss for the six months ended June 30, 2024, which includes the impact of noncash charges and credits totaling $2.6 million, was $7.7 million or $(1.55) per share, compared to a net loss of $14.1 million, or $(7.20) per share, in the comparable prior year period. The numerator utilized in the calculation of net loss per share included common stock dividends paid and / or due, in connection with outstanding preferred stock, with a total fair value of $1.6 million, which is also included as a charge to accumulated deficit for the six months ended June 30, 2024. Net loss for the six months ended June 30, 2024 included a gain on the sale of Minehut related assets totaling $144,000.

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

Meta Stadiums Collaboration

In August 2024 , we announced a strategic partnership with Meta-Stadiums, a cutting-edge platform to build, customize, and manage virtual stadiums in the metaverse, to combine capabilities and offer cross-platform immersive experiences and events to music artists, sports teams, entertainment companies, and consumer brands. The alliance creates a world-class end-to-end provider of metaverse programs and strategies that reaches all corners of the virtual universe, from bespoke 3D spaces to the most popular immersive platforms such as Roblox, Fortnite Creative, The Sandbox, Decentraland, and Minecraft.

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

Condensed Consolidated Results of Operations

The following table sets forth a summary of our results of operations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands) (Unaudited):

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
REVENUE	$4,116	$5,052	$(936)	(19)%	$8,325	$8,374	$(49)	(1)%
COST OF REVENUE	2,470	2,911	(441)	(15)%	4,947	4,857	90	2%
GROSS PROFIT	1,646	2,141	(495)	(23)%	3,378	3,517	(139)	(4)%
OPERATING EXPENSE
Selling, marketing and advertising	2,633	2,956	(323)	(11)%	4,909	5,606	(697)	(12)%
Engineering, technology and development	792	2,246	(1,454)	(65)%	2,491	5,202	(2,711)	(52)%
General and administrative	2,520	2,302	218	9%	4,623	4,823	(200)	(4)%
Contingent consideration	(206)	540	(746)	(138)%	53	1,008	(955)	(95)%
Loss on intangible asset disposal	-	2,284	(2,284)	(100)%	-	2,284	(2,284)	(100)%
Total operating expense	5,739	10,328	(4,589)	(44)%	12,076	18,923	(6,847)	(36)%
NET LOSS FROM OPERATIONS	(4,093)	(8,187)	4,094	(50)%	(8,698)	(15,406)	6,708	(44)%
OTHER INCOME (EXPENSE), NET	1,638	1,038	600	58%	983	1,021	(38)	(4)%
Loss before benefit from income taxes	(2,455)	(7,149)	4,694	(66)%	(7,715)	(14,385)	6,670	(46)%
Benefit from income taxes	-	313	(313)	(100)%	-	313	(313)	(100)%
NET LOSS	$(2,455)	$(6,836)	$4,381	(64)%	$(7,715)	$(14,072)	$6,357	(45)%

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Revenue (dollars in thousands) (Unaudited)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Media and advertising	$1,734	$2,506	$(772)	(31)%	$3,099	$4,110	$(1,011)	(25)%
Publishing and content studio	2,204	2,159	45	2%	4,742	3,495	1,247	36%
Direct to consumer	178	387	(209)	(54)%	484	769	(285)	(37)%
	$4,116	$5,052	$(936)	(19)%	$8,325	$8,374	$(49)	(1)%

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
Number of customers > 10% of revenue / percent of revenue	Two	/	40%	Two	/	22%	Two	/	26%	One	/	11%
By revenue category:
Media and advertising	One	/	23%	Two	/	22%	One	/	11%	One	/	11%
Publishing and content studio	One	/	17%		-		One	/	15%		-

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

●	Total revenue decreased $936,000, or 19% to $4.1 million, compared to $5.1 million in the comparable prior year quarter.

●

Media and advertising revenue decreased $772,000, or 31%, to $1.7 million, compared to $2.5 million in the comparable prior year quarter. The change reflected a $714,000 decrease in on-platform related media sales revenue and a $381,000 decrease in Minehut related media sales revenue, partially offset by a $219,000 increase in influencer marketing revenue and a $124,000 increase in off-platform related media sales revenue. The decrease in Minehut related media revenue reflects the impact of the sale of our Minehut Assets discussed above, and the treatment of 60% of Minehut related media direct net sales amounts as a royalty under the GS Agreement. Gross Minehut related direct sales for the three months ended June 30, 2024 totaled $249,000, of which $150,000 was accounted for as a reduction of the initial receivable from GamerSafer established upon sale of the Minehut Assets, as described above.

●	Direct to consumer revenue decreased $209,000, or 54%, to $178,000, compared to $387,000 in the comparable prior year quarter. The decrease primarily reflects the impact of the sale of our Minehut Assets in the first quarter of 2024, which prior to the sale, also generated direct to consumer Minecraft server related subscription revenues for the Company. Minehut direct to consumer related revenues for the three months ended June 30, 2023 totaled $131,000.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

●

Total revenue for the six month periods presented were relatively consistent, totaling $8.3 million for the six months ended June 30, 2024, compared to $8.4 million in the comparable prior year period.

●

Media and advertising revenue decreased $1.0 million, or 25%, to $3.1 million, compared to $4.1 million in the comparable prior year period. The change reflected a $1.3 million decrease in on-platform related media sales revenue and a $454,000 decrease in Minehut related media sales revenue, partially offset by a $367,000 increase in off-platform related media sales revenue and a 346,000 increase in influencer marketing revenue. The decrease in Minehut related media revenue reflects the impact of the sale of our Minehut Assets discussed above.

●

Publishing and content studio revenue increased $1.2 million, or 36%, to $4.7 million, compared to $3.5 million in the comparable prior year period, driven primarily by a $1.5 million, or 59% increase in custom game development and immersive experience related revenues, including revenues for immersive experiences for the International Olympic Committee (“IOC”), Google, Inc., Visa, Inc., Maybelline, Claire’s, Kraft Lunchables, Skechers, Lego and Universal Pictures during the six months ended June 30, 2024.

●	Direct to consumer revenue decreased $285,000, or 37%, to $484,000, compared to $769,000 in the comparable prior year period. The decrease primarily reflects the impact of the sale of our Minehut Assets in the first quarter of 2024, which prior to the sale, also generated direct to consumer Minecraft server related subscription revenues for the Company. Minehut direct to consumer related revenues for the six months ended June 30, 2023 totaled $250,000.

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

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

●

Cost of revenue decreased $441,000, or 15%, relatively consistent with the 19% decrease in related revenues for the quarterly periods presented. The less than proportional change in cost of revenue was due to a larger, multi-period influencer marketing program during the period with a higher direct cost profile and lower margins on third-party media product sales.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

●	Cost of revenue remained relatively flat as compared to the prior year period, consistent with the related revenues for the same periods.

Operating Expense

Refer to the table summarizing our results of operations for the three and six months ended June 30, 2024 and 2023 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Sales, marketing and advertising	$132	$236	$(104)	(44)%	$254	$400	$(146)	(37)%
Engineering, technology and development	6	102	(96)	(94)%	17	191	(174)	(91)%
General and administrative	160	411	(251)	(61)%	359	941	(582)	(62)%
Total noncash stock compensation expense	$298	$749	$(451)	(60)%	$630	$1,532	$(902)	(59)%

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

●	The net decrease in noncash stock compensation expense for the three and six months end June 30, 2024 was primarily due to a $193,000 and $365,000, respectively, reduction in noncash stock compensation expense due to the Executive Grant Modifications and Employee Grant Modifications described above, including accelerated vesting due to partial vesting of a portion of the replacement grants in the prior year periods, a $75,000 and $125,000, respectively, decrease due to net reductions in headcount since the end of the prior year period, and a $73,000 and $243,000, respectively, reduction in connection with the granting of the Modified PSUs, with accelerated amortization in the prior year periods, due to the market based vesting conditions and use of a Monte Carlo simulation model and lower grant date fair values reflecting lower stock prices on the applicable grant date, compared to the Original PSUs expensed in the prior year periods.

Modifications to Equity-Based Awards

●

On January 1, 2022, the Company issued 67,500 performance stock units (“Original PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”), which vested in five equal increments of 13,500 PSUs, based on satisfaction of market based vesting conditions. The Original PSUs were fully expensed as of June 30, 2023. Noncash stock compensation expense related to the PSUs totaled $48,000 and $298,000 for the three and six months ended June 30, 2023, respectively.

On April 30, 2023, the Board approved the cancellation of the 67,500 Original PSUs previously granted to certain executives (four plan participants in total) under the 2014 Plan (as described above). In exchange for the cancelled Original PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“Modified PSUs”). Total incremental compensation cost related to the Modified PSUs totaled $540,000 which is recognized prospectively over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the PSUs immediately before and after the modifications. Noncash stock compensation expense related to the Modified PSUs totaled $55,000 and $97,000 for the three and six months ended June 30, 2024, respectively. Noncash stock compensation expense related to the Modified PSUs totaled $89,000 and $89,000 for the three and six months ended June 30, 2023, respectively.

●	On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees (six plan participants in total) under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modification”)(“Modified Executive Grants”). The grant and exercise of the Modified Executive Grants was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting in September 2023. As such, the grant date and the commencement of noncash stock compensation amortization for the Modified Executive Grants was September 7, 2023. Total incremental compensation cost related to the Modified Executive Grants totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which is recognized prospectively over the remaining service period of 3 years. Noncash stock compensation expense related to the Modified Executive Grants totaled $54,000 and $108,000 for the three and six months ended June 30, 2024, respectively.

●

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees (68 plan participants in total) under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”) (collectively, “Modified Employee Grants”). Unrecognized compensation expense related to the Modified Employee Grants as of the date of the Employee Grant Modifications totaled $960,000 which is recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Modified Employee Grants totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which is recognized prospectively over the remaining service period of 4 years. Noncash stock compensation expense related to the Modified Employee Grants totaled $43,000 and $96,000 for the three and six months ended June 30, 2024, respectively. Noncash stock compensation expense related to the Modified Employee Grants totaled $168,000 and $168,000 for the three and six months ended June 30, 2023, respectively.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Sales, marketing and advertising	$199	$531	$(332)	(63)%	$397	$1,057	$(660)	(62)%
Engineering, technology and development	215	588	(373)	(63)%	507	1,164	(657)	(56)%
General and administrative	190	196	(6)	(3)%	382	382	-	-%
Intangible asset disposal	-	2,284	(2,284)	(100)%	-	2,284	(2,284)	(100)%
Total amortization expense	$604	$3,599	$(2,995)	(83)%	$1,286	$4,887	$(3,601)	(74)%

Amortization expense for the three and six months ended June 30, 2024 decreased primarily due to a $7.1 million write-down of our partner relationship related intangible assets in the fourth quarter of the year ended December 31, 2023, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The write-down resulted in a $7.1 million decrease in the carrying value of the related intangible assets as of December 31, 2023, and a corresponding decrease in scheduled future quarterly and annual amortization expense for the remaining carrying value of the applicable intangible assets, commencing in the first quarter of 2024 (remaining carrying value totaled $860,000 as of December 31, 2023). Amortization expense related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets, for the three and six months ended June 30, 2024 totaled $50,000 and $100,000, respectively. Amortization expense related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets, for the three and six months ended June 30, 2023 totaled $502,000 and $1,004,000, respectively.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, in the second quarter of 2023, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000. Amortization expense for the disposed Bannerfy related intangible assets for the three and six months ended June 30, 2023 totaled $91,000 and $201,000, respectively.

Selling, Marketing and Advertising

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

Selling, marketing and advertising expense decreased $323,000, or 11% due primarily to a $332,000 reduction in amortization expense related to the write-down of our partner relationship related intangible assets as described above, and a $104,000 decrease in selling and marketing personnel related noncash stock compensation expense, as described above.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

Selling, marketing and advertising expense decreased $697,000, or 12% due primarily to a $660,000 reduction in amortization expense related to the write-down of our partner relationship related intangible assets as described above, and a $146,000 decrease in selling and marketing personnel related noncash stock compensation expense, as described above.

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

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

Engineering, technology and development costs decreased $1.5 million, or 65%, driven primarily by the following:

●	Decrease in cloud services and other technology platform costs totaling $397,000, or 79%, and a decrease in product and engineering personnel and noncash stock compensation expense totaling $513,000, or 56%, and $96,000, or 94%, respectively, reflecting the impact of related personnel and other cost reduction activities, including the sale of our Minehut assets.

●	Decrease in developed technology related intangible asset amortization expense totaling $373,000, or 63% resulting from the write-down and disposal of our Microsoft Minecraft Server, InPvP developed technology and Bannerfy technology related intangible assets, respectively, as of December 31, 2023.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

Engineering, technology and development costs decreased $2.7 million, or 52%, driven primarily by the following:

●	Decrease in cloud services and other technology platform costs totaling $971,000, or 65%, and a decrease in product and engineering personnel and noncash stock compensation expense totaling $879,000, or 41%, and $174,000, or 91%, respectively, reflecting the impact of related personnel and other cost reduction activities, including the sale of our Minehut assets.

●	Decrease in developed technology related intangible asset amortization expense totaling $657,000, or 56% resulting from the write-down and disposal of the Microsoft Minecraft Server, InPvP developed technology and Bannerfy technology related intangible assets, respectively, as of December 31, 2023, as described above.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands) (Unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Personnel costs	$426	$597	$(171)	(29)%	$953	$1,187	$(234)	(20)%
Office and facilities	51	49	2	4%	98	105	(7)	(7)%
Professional fees	274	179	95	53%	571	477	94	20%
Stock-based compensation	160	411	(251)	(61)%	358	941	(583)	(62)%
Depreciation and amortization	206	218	(12)	(6)%	416	427	(11)	(3)%
Other	1,403	848	555	65%	2,227	1,686	541	32%
Total general and administrative expense	$2,520	$2,302	$218	9%	$4,623	$4,823	$(200)	(4)%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

●	Personnel costs decreased due to headcount reductions in various corporate, general and administrative functions in connection with ongoing cost reduction and optimization activities.

●

Professional fees expense increased due to additional audit and third-party valuation fees incurred in connection with various fiscal year 2023 complex, nonstandard transactions, including the Melon Acquisition and various technical accounting related aspects associated with preferred stock outstanding, and related freestanding-equity instruments.

●	Noncash stock compensation expense included in general and administrative expense decreased primarily due to a $62,000 net reduction in noncash stock compensation expense related to restricted stock units issued to a third-party consultant that were fully vested as of December 31, 2023, an $88,000 net reduction in noncash stock compensation expense in connection with the Executive Grant Modification and Employee Grant Modification, described above, and a $45,000 reduction due to fully vested equity awards as of the end of the prior year quarter with higher average grant date fair values than equity awards included in expense subsequent to June 30, 2023. The decrease also reflects a $59,000 net reduction in noncash stock compensation expense in connection with the Original PSUs, with an estimated average grant date fair value of $36.16 and which were fully expensed as of June 30, 2023, and the Modified PSUs, with an average grant date fair value of $8.00 and are amortized on an accelerated basis over the implied service period due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award.

●	Other expenses increased due to noncash legal settlement expense incurred in connection with the Pioneer Settlement, described above, comprised of $346,000 of noncash expense in connection with the issuance of 275,000 shares of common stock to Pioneer, and the noncash incremental fair value totaling $213,000, related to Pioneer AA AIRs, which were modified to include a reduction in conversion price and an extension of the exercise term, as described above. The increase was partially offset by a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities.

For the Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

●	Personnel costs decreased due to headcount reductions in various corporate, general and administrative functions in connection with ongoing cost reduction and optimization activities.

●

Professional fees expense increased due to additional audit and third-party valuation fees incurred in connection with various fiscal year 2023 complex, nonstandard transactions, including the Melon Acquisition and various technical accounting related aspects associated with preferred stock outstanding, and related freestanding equity instruments.

●	Noncash stock compensation expense included in general and administrative expense decreased primarily due to a $148,000 net reduction in noncash stock compensation expense related to restricted stock units issued to a third-party consultant that were fully vested as of December 31, 2023, a $162,000 net reduction in noncash stock compensation expense in connection with the Executive Grant Modification and Employee Grant Modification, described above, and a $74,000 net reduction due to fully vested equity awards as of the end of the prior year quarter with higher average grant date fair values than equity awards included in expense subsequent to June 30, 2023. The decrease also reflects a $183,000 net reduction in noncash stock compensation expense in connection with the Original PSUs, with an estimated average grant date fair value of $36.16 and which were fully expensed as of June 30, 2023, and the Modified PSUs, with an average grant date fair value of $8.00 and are amortized on an accelerated basis over the implied service period due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award.

●

Other expense increased due to noncash legal settlement expense incurred in connection with the Pioneer Settlement, described above, comprised of $346,000 of noncash expense in connection with the issuance of 275,000 shares of common stock to Pioneer, and the noncash incremental fair value totaling $213,000, related to Pioneer AA AIRs, which were modified to include a reduction in exercise price and an extension of the exercise term, as described above. Other expense also included a $164,000 noncash legal settlement charge related to the adjustment of the estimated fair value (i.e. mark-to-market), as of the issuance date, for common stock issued pursuant to the Note Holder Settlement Agreement, as described above. The increase was partially offset by a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities.

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

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following (dollars in thousands) (Unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,830	$3,674	$1,670	$3,206
Accrued contingent consideration(3)	-	471	142	722
Change in fair value(3)	(27)	(13)	(9)	204
Contingent consideration Payments(2)	(38)	(3,423)	(38)	(3,423)
Accrued contingent consideration(1)	$1,765	$709	$1,765	$709

(1)

As of June 30, 2024, reflects the cash portion of the Superbiz Second Earn Out Period related contingent consideration payable. As of June 30, 2023, the accrual included 216,000 shares of common stock valued at $0.38, the closing price of our common stock as of the applicable date.

(2)

In May 2024, the Company paid accrued contingent consideration related to the Super Biz Second Earn Out Period, comprised of 30,330 shares of our common stock valued at $38,000. In April 2023, the Company paid accrued contingent consideration related to the Initial Earn Out Period, comprised of $2.9 million of cash payments and payment of 987,973 shares of our common stock valued at $548,000.

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

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of $2,350,000 (the “Melon Contingent Consideration”) will be payable to Melon in connection with the achievement of certain revenue milestones for the period from the Melon Closing until December 31, 2023 (the “First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Second Earnout Period”) in the amount of $1,350,000 (the “Second Earnout Period” and the “First Earnout Period” are collectively referred to as the “Earnout Periods”). The Melon Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Melon Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Closing Share Price, and (b) the VWAP for the five trading days immediately preceding the end of each respective Earnout Period.

Contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The fair value of the Melon Contingent Consideration on the valuation date was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs. Assumptions utilized in connection with utilization of the Monte Carlo simulation model as of June 30, 2024 included a risk free interest rate of 4.79%, a volatility rate of 70%, a closing stock price of $2.15 and a discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the condensed consolidated statement of operations for the applicable periods present was comprised of the following (dollars in thousands) (Unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Beginning balance	$636	$-	$538	$-
Contingent Consideration – Initial accrual – May 2023	-	1,350	-	1,350
Change in fair value(3)	(178)	82	(80)	82
Contingent consideration payments (2)	(122)	-	(122)	-
Accrued contingent consideration(1)	$336	$1,432	$336	$1,432

(1)	As of June 30, 2024, the accrual for the Second Earn Out Period included 84,211 shares of common stock valued at $0.80, the closing price of our common stock as of June 30, 2024.

(2)

In May 2024, the Company paid Melon Accrued Contingent consideration related to the Melon First Earn Out Period, comprised of $32,000 of cash payments and payment of 72,118 shares of our common stock valued at $90,000.

(3)	Reflected in the condensed consolidated statement of operations for the applicable period.

Other Income (Expense), Net

Gain on Sale of Minehut Assets

On February 29, 2024, the Company sold its Minehut related assets (“Minehut Assets”) to GamerSafer, Inc. (“GamerSafer”), in a transaction approved by the Board of Directors of the Company. Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company will receive $1.0 million of purchase consideration (“Purchase Consideration”) for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed consolidated balance sheet.

The Company recorded a receivable for the total estimated purchase consideration totaling $619,000, of which $224,000 is included in prepaid expense and other current assets and $395,000 is included in other receivables in noncurrent assets, and recognized a gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statement of operations. The Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected over and above the estimated purchase consideration recorded at contract inception, if any, will be recognized as additional gains on the sale of Minehut Assets when realized in future periods, up to the $1.0 million stated contractual amount of purchase consideration.

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

The change in warrant liability, which is reflected in other income (expense) in the condensed consolidated statement of operations for the applicable period, was comprised of the following (dollars in thousands) (Unaudited):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2024	2023		2024	2023
Beginning balance	$2,332	$2,804	(2)	$1,571	$2,804	(2)
Change in fair value(1)	(1,667)	(1,040)		(906)	(1,040)
Fair value of warrant liability	$665	$1,764		$665	$1,764

(1)	Reflected in the condensed consolidated statement of operations for the applicable period.
(2)	Estimated fair value of the Placement Agent Warrants on May 26, 2023, the date of issuance, which was included in additional paid in capital as a preferred stock issuance related direct cost of financing.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $1.7 million and $7.6 million at June 30, 2024 and December 31, 2023, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses, including significant noncash charges, as reflected in the summary condensed consolidated results of operation above, and had an accumulated deficit of $258.3 million as of June 30, 2024. Net cash used in operating activities for the six months ended June 30, 2024 totaled $6.1 million.

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

Cash Flows for the Six Months Ended June 30, 2024 and 2023

The following table summarizes the change in cash balances for the periods presented (dollars in thousands) (Unaudited):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(6,052)	$(10,792)
Net cash used in investing activities	(284)	(652)
Net cash provided by financing activities	412	11,531
(Decrease) increase in cash	(5,924)	87
Cash and cash equivalents, at beginning of period	7,609	2,482
Cash and cash equivalents, at end of period	$1,685	$2,569

Cash Flows from Operating Activities.

Net cash used in operating activities during the six months ended June 30, 2024, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $630,000, depreciation and amortization charges of $1,320,000, gain on disposal of intangible assets of $(144,000), net changes in fair value of certain liabilities of ($996,000), noncash legal settlement charges of $724,000 and net changes in working capital of $129,000. Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

Net cash used in operating activities during the six months ended June 30, 2023, primarily reflected our net GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $1,532,000, depreciation and amortization charges of $2,679,000, disposal of intangible asset charges of $2,284,000, net changes in fair value of certain liabilities of ($754,000) and net changes in working capital of ($2,501,000). Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course and the payment of the cash portion of the Super Biz Contingent Consideration, as described above.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Six Months Ended June 30,
	2024	2023
Cash paid in connection with Melon Acquisition	$-	$(150)
Purchase of property and equipment	-	(8)
Capitalization of software development costs	(284)	(483)
Other intangible assets	-	(11)
Net cash used in investing activities	$(284)	$(652)

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Six Months Ended June 30,
	2024	2023
Proceeds from issuance of preferred stock, net of issuance costs	$1,045	$12,070
Payments on convertible notes	-	(539)
Contingent consideration payments – Melon Acquisition	(32)	-
Advances from accounts receivable facility	672	-
Payments on accounts receivable facility	(1,273)	-
Net cash provided by financing activities	$412	$11,531

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight line basis over the term of the AR Facility. Total amounts advanced under the AR Facility for the six months ended June 30, 2024 totaled $672,000. Total repayments of advances under the AR Facility for the six months ended June 30, 2024 totaled $1,273,000. Interest expense for the three and six months ended June 30, 2024 totaled $14,000 and $33,000, respectively. Commitment fee expense for the three and six months ended June 30, 2024 totaled $10,000 and $20,000, respectively.

Convertible Preferred Stock

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of newly designated series of Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, as follows (in thousands, except share and per share data) (Unaudited):

Series Designation	Closing Date	Conversion Price – At Issuance	Adjusted Conversions Price(2)(3)(4)	Shares Purchased	Shares Issued - Exchanged	Share Conversions / Exchanges	Shares Outstanding – June 30, 2024	Gross Proceeds ($)	Fees ($)	Net Proceeds ($)	Placement Agent Warrants(1)
								(dollars in thousands)
Series A	November 22, 2022	$12.40	-	5,359	-	(4,919)	440	$5,359	$752	$4,607	62,000
Series A-2	November 28, 2022	$13.29	-	1,297	-	(834)	463	1,297	169	1,128	14,000
Series A-3	November 30, 2022	$13.41	-	1,733	-	(1,418)	315	1,733	225	1,508	18,000
Series A-4	December 22, 2022	$7.60	-	1,934	-	(1,458)	476	1,934	251	1,683	36,000
Series A-5	January 31, 2023	$11.09	-	2,299	-	(1,519)	780	2,299	299	2,000	30,000
Series AA	April 19, 2023	$9.43	$1.89	7,680	-	(3,289)	4,391	7,680	966	6,714	114,000
Series AA-2	April 20, 2023	$10.43	$2.09	1,500	-	(1,500)	-	1,500	130	1,370	13,000
Series AA-3	April 28, 2023	$9.50	$1.90	1,025	-	(634)	391	1,025	133	892	15,000
Series AA-4	May 5, 2023	$9.28	$1.86	1,026	-	(511)	515	1,026	133	893	16,000
Series AA-5	May 26, 2023	$10.60	$2.12	550	-	-	550	550	72	478	7,000
Series AAA	November 30, 2023	$1.67	-	5,377	4,011	(1,215)	8,173	5,377	645	4,732	466,000
Series AAA-2	December 22, 2023	$1.71	-	2,978	2,356	(180)	5,154	2,978	357	2,621	253,000
Series AAA-Junior	June 26, 2024	$1.25	-	1,210	-	-	1,210	1,210	121	1,089	140,000
				33,968	6,367	(17,477)	22,858	$33,968	$4,253	$29,715	1,184,000

(1)

Issued (or to be issued) upon final closing of the respective Preferred Stock Offerings, effective as of the respective individual series closing dates. Pursuant to the terms of the Placement Agent Agreements, we agreed to issue to the Placement Agent, following the final closing under the individual Preferred Stock Offerings, five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the respective series of Convertible Preferred Stock sold in the Preferred Stock Offerings, at an exercise price equal to the applicable conversion price.

(2)

The Conversion price for Series AA Preferred Stock outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred Stock, was adjusted to $2.60 as a result of the Series AA Down Round Feature described above.

(3)

The Conversion prices for the Series AA Preferred Stock outstanding as of November 30, 2023, totaling 7,322 shares of Series AA Preferred Stock, were adjusted to the conversion prices shown in the table above, as a result of the Series AA Down Round Feature.

(4)

The triggering of the Down Round Feature for the Series AA Preferred Stock, which occurred in August 2023 and November 2023, resulted in a deemed dividend totaling $7,567,000, which was charged to retained earnings in the December 31, 2023 consolidated balance sheet.

Use of net proceeds included working capital, general corporate purposes, and certain indebtedness (Series A Preferred only), including sales and marketing activities and product development. As disclosed at Note 5, in the event the Company consummated a subsequent equity financing during the term of the Notes, the Company was required, at the option of the Note Holders, to use 50% of the gross proceeds raised from such sale to redeem all or any portion of the Notes outstanding upon closing of such equity financing. For the three months ended March 31, 2023, $719,000 of the net proceeds from the Series A Offerings were utilized in connection with the redemption of the Notes.

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

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of June 30, 2024, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of June 30, 2024 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three and six months ended June 30, 2024 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

3.1	Amendment to the Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 10, 2024.

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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
Date: August 14, 2024