Form 10-Q
period 2024-09-30
Super League Enterprise, Inc.
filed 2024-11-14
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from           to

Commission File Number 001-38819

SUPER LEAGUE ENTERPRISE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	47-1990734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2856 Colorado Ave.,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLE	NASDAQ Capital Market

As of November 11, 2024, there were 12,952,601 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$289,000	$7,609,000
Accounts receivable	4,515,000	8,287,000
Prepaid expense and other current assets	782,000	862,000
Total current assets	5,586,000	16,758,000
Property and equipment, net	37,000	70,000
Intangible assets, net	4,698,000	6,636,000
Goodwill	1,864,000	1,864,000
Other receivable – noncurrent	395,000	-
Total assets	$12,580,000	$25,328,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,927,000	$10,420,000
Accrued contingent consideration	268,000	1,812,000
Promissory note - contingent consideration	1,765,000	-
Contract liabilities	154,000	339,000
Secured loan – SLR Facility	-	800,000
Total current liabilities	8,114,000	13,371,000
Accrued contingent consideration – noncurrent	-	396,000
Warrant liability	947,000	1,571,000
Total liabilities	9,061,000	15,338,000

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 20,592 and 23,656 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 11,714,087 and 4,774,116 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	89,000	81,000
Additional paid-in capital	267,081,000	258,923,000
Accumulated deficit	(263,651,000)	(249,014,000)
Total stockholders’ equity	3,519,000	9,990,000
Total liabilities and stockholders’ equity	$12,580,000	$25,328,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023

REVENUE	$4,431,000	$7,195,000	$12,756,000	$15,569,000

COST OF REVENUE	2,706,000	4,655,000	7,653,000	9,512,000

GROSS PROFIT	1,725,000	2,540,000	5,103,000	6,057,000

OPERATING EXPENSE
Selling, marketing and advertising	2,397,000	3,161,000	7,306,000	8,767,000
Engineering, technology and development	914,000	2,066,000	3,405,000	7,268,000
General and administrative	1,935,000	2,271,000	6,558,000	7,094,000
Contingent consideration	(68,000)	(462,000)	(15,000)	546,000
Loss on intangible asset disposal	-	-	-	2,284,000
Total operating expense	5,178,000	7,036,000	17,254,000	25,959,000

NET OPERATING LOSS	(3,453,000)	(4,496,000)	(12,151,000)	(19,902,000)

OTHER INCOME (EXPENSE)
Gain on sale of intangible assets	-	-	144,000	-
Change in fair value of warrant liability	198,000	1,512,000	1,104,000	2,552,000
Loss on extinguishment of liability	(336,000)	-	(336,000)	-
Interest expense	(45,000)	-	(78,000)	(43,000)
Other	4,000	-	(30,000)	24,000
Total other income (expense)	(179,000)	1,512,000	804,000	2,533,000

Loss before benefit from income taxes	(3,632,000)	(2,984,000)	(11,347,000)	(17,369,000)

Benefit from income taxes	-	-	-	313,000

NET LOSS	$(3,632,000)	$(2,984,000)	$(11,347,000)	$(17,056,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted net loss per common share	$(0.54)	$(3.19)	$(2.00)	$(10.25)
Weighted-average number of common shares outstanding, basic and diluted	9,920,278	2,957,271	7,309,509	2,293,191

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Preferred stock (Shares):
Balance, beginning of period	22,858	19,892	23,656	10,323
Issuance of Series A-5 preferred stock at $1,000 per share	-	-	-	2,299
Issuance of Series AA preferred stock at $1,000 per share	-	-	-	7,680
Issuance of Series AA-2 preferred stock at $1,000 per share	-	-	-	1,500
Issuance of Series AA-3 preferred stock at $1,000 per share	-	-	-	1,025
Issuance of Series AA-4 preferred stock at $1,000 per share	-	-	-	1,026
Issuance of Series AA-5 preferred stock at $1,000 per share	-	-	-	550
Issuance of Series AAA Junior preferred stock at $1,000 per share	-	-	1,210	-
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share	551	-	551	-
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share	697	-	697	-
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share	399	-	399	-
Conversion of Series A preferred stock to common stock	(96)	(1,218)	(571)	(5,729)
Conversion of Series AA preferred stock to common stock	(1,573)	(2,797)	(1,936)	(2,797)
Conversion of Series AAA preferred stock to common stock	(2,244)	-	(3,414)	-
Balance, end of period	20,592	15,877	20,592	15,877

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-	$-	$-
Issuance of Series A-5 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-2 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-3 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-4 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AA-5 preferred stock, $0.001 par value, at $1,000 per share	-	-	-	-
Issuance of Series AAA Junior preferred stock at $1,000 per share	-	-	-	-
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share	-	-	-	-
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share	-	-	-	-
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share	-	-	-	-
Conversion of Series A preferred stock to common stock	-	-	-	-
Conversion of Series AA preferred stock to common stock	-	-	-	-
Conversion of Series AAA preferred stock to common stock	-	-	-	-
Balance, end of period	$-	$-	$-	$-

Common stock (Shares):
Balance, beginning of period	7,242,978	2,416,741	4,774,116	1,880,299
Issuance of common stock at $2.60 per share, net of issuance costs	-	811,269	-	811,269
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	-	67,500	-	67,500
Common stock issued for Melon Acquisition	-	-	72,118	77,833
Common stock issued for Bannerfy Acquisition	-	8,984	-	8,984
Common stock issued for Super Biz Acquisition	-	-	30,662	49,398
Preferred stock dividends paid – common stock	1,925,613	-	2,552,593	-
Conversion of Series A preferred stock	12,628	99,463	58,215	499,216
Conversion of Series AA preferred stock	803,482	766,128	995,958	766,128
Conversion of Series AAA preferred stock	1,312,743	-	2,010,674	-
Stock-based compensation	416,643	-	444,751	9,458
Issuance of common stock in settlement of legal matter	-	-	775,000	-
Balance, end of period	11,714,087	4,170,085	11,714,087	4,170,085

Common stock (Amount):
Balance, beginning of period	$85,000	$57,000	$81,000	$47,000
Issuance of common stock at $2.60 per share, net of issuance costs	-	16,000	-	16,000
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	-	1,000	-	1,000
Conversion of Series A, AA and AAA preferred stock	2,000	7,000	4,000	15,000
Preferred stock dividends paid – common stock	2,000	-	3,000	-
Common stock issued for Melon Acquisition	-	-	-	1,000
Common stock issued for Super Biz Acquisition	-	-	-	1,000
Issuance of common stock in settlement of legal matter	-	-	1,000	-
Balance, end of period	$89,000	$81,000	$89,000	$81,000

Additional paid-in-capital:
Balance, beginning of period	$263,296,000	$241,833,000	$258,923,000	$229,900,000
Issuance of Series A-5 preferred stock at $1,000 per share, net of issuance costs	-	-	-	1,919,000
Issuance of Series AA preferred stock at $1,000 per share, net of issuance costs	-	-	-	5,330,000
Issuance of Series AA-2 preferred stock at $1,000 per share, net of issuance costs	-	-	-	1,278,000
Issuance of Series AA-3 preferred stock at $1,000 per share, net of issuance costs	-	-	-	690,000
Issuance of Series AA-4 preferred stock at $1,000 per share, net of issuance costs	-	-	-	681,000
Issuance of Series AA-5 preferred stock at $1,000 per share, net of issuance costs	-	-	-	379,000
Series AA Preferred additional investment rights	-	-	-	1,794,000
Issuance of common stock at $2.60 per share, net of issuance costs	-	1,710,000	-	1,710,000
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	-	158,000	-	158,000
Issuance of Series AAA Junior preferred stock at $1,000 per share, net of cash and noncash issuance costs	-	-	751,000	-
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share, net of cash and noncash issuance costs	453,000	-	453,000	-
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share, net of issuance costs	529,000	-	529,000	-
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share, net of issuance costs, net of receivable from investor	102,000	-	102,000	-
Common stock purchase warrants issued – Series AAA-3 and Series AAA-4 Junior preferred stock	(134,000)	-	(134,000)	-
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain existing AIRs	-	-	294,000	-
Preferred stock dividends paid – common stock	2,421,000	-	3,287,000	-
Deemed dividend on Series AA Preferred Stock	-	6,446,000	-	6,446,000
Preferred stock conversions	(2,000)	-	(2,000)	-
Common stock purchase warrants issued to placement agent	(346,000)	-	(346,000)	(2,804,000)
Common stock issued for Melon Acquisition	-	-	90,000	721,000
Common stock issued for Super Biz Acquisition	-	-	38,000	547,000
Common stock issued for Bannerfy Acquisition	-	70,000	-	70,000
Stock-based compensation	356,000	580,000	986,000	1,986,000
Issuance of common stock and incremental fair value in connection with modifications to certain existing AIRs in settlement of legal matters	70,000	-	1,553,000	-
Other	336,000	(18,000)	557,000	(26,000)
Balance, end of period	$267,081,000	$250,779,000	$267,081,000	$250,779,000

Accumulated Deficit:
Balance, beginning of period	$(258,325,000)	$(224,815,000)	$(249,014,000)	$(210,743,000)
Preferred stock dividends – common stock (Note 2)	(1,694,000)	(6,446,000)	(3,290,000)	(6,446,000)
Net Loss	(3,632,000)	(2,984,000)	(11,347,000)	(17,056,000)
Balance, end of period	$(263,651,000)	$(234,245,000)	$(263,651,000)	$(234,245,000)
Total stockholders’ equity	$3,519,000	$16,615,000	$3,519,000	$16,615,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,347,000)	$(17,056,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,953,000	3,929,000
Stock-based compensation	986,000	2,175,000
Change in fair value of warrant liability	(1,104,000)	(2,552,000)
Change in fair value of contingent consideration	(158,000)	(527,000)
Amortization of convertible notes discount	-	40,000
Gain on sale of intangible assets	(144,000)	-
Loss on intangible asset disposal	-	2,284,000
Fair value of noncash legal settlement and other noncash charges	794,000	-
Loss on extinguishment of liability – contingent consideration	336,000	-
Changes in operating assets and liabilities:
Accounts receivable	3,772,000	(1,661,000)
Prepaid expense and other current assets	263,000	(194,000)
Accounts payable and accrued expense	(3,309,000)	1,542,000
Accrued contingent consideration	(17,000)	(1,802,000)
Contract liabilities	(185,000)	225,000
Deferred taxes	-	(313,000)
Accrued interest on note payable	-	(180,000)
Net cash used in operating activities	(8,160,000)	(14,090,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with Melon Acquisition	-	(150,000)
Purchase of property and equipment	(23,000)	(8,000)
Capitalization of software development costs	(434,000)	(483,000)
Acquisition of other intangible assets	-	(17,000)
Net cash used in investing activities	(457,000)	(658,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	2,129,000	12,060,000
Proceeds from issuance of common stock, net of issuance costs	-	1,885,000
Payments on convertible notes	-	(539,000)
Accounts receivable facility advances	1,033,000	-
Payments on accounts receivable facility	(1,833,000)	-
Contingent consideration payments – Melon Acquisition	(32,000)	-
Net cash provided by financing activities	1,297,000	13,406,000

(DECREASE) INCREASE IN CASH	(7,320,000)	(1,342,000)
Cash and Cash Equivalents – beginning of period	7,609,000	2,482,000
Cash and Cash Equivalents – end of period	$289,000	$1,140,000

SUPPLEMENTAL NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with legal settlement	$1,270,000	$-
Issuance of common stock in connection with Melon Acquisition	90,000	722,000
Issuance of common stock in connection with the payment of Super Biz Contingent Consideration	38,000	548,000
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain AIRs	294,000	-
Issuance of common stock in connection with Bannerfy Acquisition	-	70,000
Issuance of Super biz Note in connection with extinguishment of accrued contingent consideration liability	1,765,000	-

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

Infinite Reality Transaction

On September 30, 2024, the Company entered into a binding term sheet (the “iR Term Sheet”) with Infinite Reality, Inc. (“Infinite Reality”), whereby, subject to the satisfaction of certain conditions as more specifically set forth in the iR Term Sheet (including receipt of the approval of the Company’s stockholders), and the entry into definitive documentation, the Company will:

(i)

acquire from Infinite Reality, (a) a perpetual, royalty free license to name and to create and host events for Drone Racing League, Inc., (b) to be determined esports assets and all related intellectual property, (c) cash in the amount of up to $20 million to come from divestiture of certain assets to be determined and/or other sources of capital, (d) TalentX and all related intellectual property, (e) Fearless Media and all related intellectual property, and (f) Thunder Studios and all related intellectual property (each an “Asset” and, collectively, the “Purchased Assets”)(the “Asset Acquisition”), in exchange for the Company issuing that number of shares of a to-be designated class of its preferred stock equal in priority to existing Series A, AA and AAA preferred shares (the “Consideration Shares”), which Consideration Shares will be convertible into 75% of the then issued and outstanding shares of Super League’s common stock, par value $0.001 per share (“Common Stock”), calculated at the time of the consummation of the Asset Acquisition;

(ii)

issue to Infinite Reality 2,499,090 shares of the Company’s Common Stock, in exchange for 139,592 shares of Infinite Reality’s common stock (the “Share Exchange”), pursuant to an Equity Exchange Agreement, and to appoint a designee of Infinite Reality to the Company’s Board of Directors (the “Board”) upon the consummation of the Share Exchange (the “Closing”); and

(iii)

 receive a credit facility in the amount of $30,000,000 from Infinite Reality, to be established in January 2025 (the “Credit Facility”, and the Asset Acquisition, Share Exchange, and Credit Facility are collectively, the “iR Transaction”).

The Term Sheet contemplates that, subject to the satisfaction of the conditions contained therein (including approval of the iR Transaction by the Company’s stockholders), upon the consummation of the iR Transaction, Infinite Reality will beneficially own 84.9% of the issued and outstanding shares of the Company as of the Closing.

Equity Exchange Agreement. On September 30, 2024, in connection with the Term Sheet and the Share Exchange, the Company entered into an Equity Exchange Agreement with Infinite Reality (the “Exchange Agreement”), pursuant to which the Company agreed, subject to the receipt of the approval of the Company’s stockholders and other customary closing conditions, to issue 2,499,090 shares of Common Stock (the “Exchange Shares”) in exchange for 139,592 shares of Infinite Reality common stock of equal value, based on the Company’s Common Stock being valued at $1.30 per share. The Exchange Agreement contains representations, warranties, and covenants of the Company and Infinite Reality that are customary for a transaction of this nature. Refer to Note 8 for information on the Amended and Restated Equity Exchange Agreement.

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

The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of September 30, 2024, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications to operating expense line items and revenue detail line items have been made to prior year amounts for consistency and comparability with the current year’s condensed consolidated financial statement presentation. These reclassifications had no effect on the reported total revenue, operating expense, total assets, total liabilities, total stockholders' equity, or net loss for the prior periods presented.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses for the periods presented herein as reflected in the accompanying condensed consolidated statement of operations, and had an accumulated deficit of $263.7 million as of September 30, 2024. For the nine months ended September 30, 2024 and 2023, net cash used in operating activities totaled $8.2 million and $14.1 million, respectively.

The Company had cash and cash equivalents of $0.3 million and $7.6 million as of September 30, 2024 and December 31, 2023, respectively. To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the threat of other outbreaks or pandemics, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 205-40, “Going Concern,” (“ASC 205”).

Management’s Plans

During the prior fiscal year and the nine months ended September 30, 2024, we continued our focus on the expansion of our service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of operating costs. Management continues to explore alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and or other forms of equity or debt financings.

In September 2024, the Company announced the iR Transaction as described above.

On October 24, 2024, the Company entered into a securities purchase agreement with a certain accredited investor for the registered direct offering of an aggregate of 1,136,364 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $0.88 per Share (the “Registered Direct Offering”).  The Registered Direct Offering closed on October 25, 2024, and resulted in gross proceeds to the Company of approximately $1.0 million.

On November 8, 2024 (the “Effective Date”), the Company and its subsidiary, InPVP, LLC (“Subsidiary”), entered into a Business Loan and Security Agreement (the “Agile Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (“Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile Note”).  Pursuant to the Agile Loan Agreement: (i) the Agile Note matures 28 weeks from the Effective Date; (ii) carries an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the Applicable Rate plus five percent.  The Company is required to repay all the obligations due under the Agile Loan Agreement and the Agile Note in 28 equal payments of $93,821.43, with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date.  The proceeds received from the Agile Note will be used to fund general working capital needs. For more information on the Agile Loan Agreement and the Agile Note, refer to Note 8.

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

Revenue was comprised of the following for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Media and advertising	$1,538,000	$2,886,000	$4,637,000	$6,904,000
Publishing and content studio	2,646,000	3,960,000	7,388,000	7,547,000
Direct to consumer	247,000	349,000	731,000	1,118,000
	$4,431,000	$7,195,000	$12,756,000	$15,569,000
Revenue Recognition:
Single point in time	52%	16%	43%	25%
Over time	48%	84%	57%	75%
Total	100%	100%	100%	100%

Contract assets totaled $642,000 at September 30, 2024, $546,000 at December 31, 2023, and $1,013,000 at December 31, 2022. Contract liabilities totaled $154,000 at September 30, 2024, $339,000 at December 31, 2023, and $111,000 at December 31, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized related to contract liabilities as of the beginning of the respective period	$-	$-	$234,000	$82,000

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

Seasonality. Our revenue fluctuates quarterly and is generally higher in the second half of our fiscal year, with the fourth quarter typically representing our highest revenue quarter each year. Advertising spending is traditionally seasonally strong in the second half of each year, reflecting the impact of seasonal back to school, game release and holiday season advertising spending by brands and advertisers. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect relatively higher advertising revenue in the second half of each year, compared to the first half of the year.

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

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the condensed consolidated statements of operations. Advertising expense for the three and nine months ended September 30, 2024 were $0 and $56,000, respectively. Advertising expense for the three and nine months ended September 30, 2023 were $28,000 and $50,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. The Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. Accounts receivable are written off when they are determined to be uncollectible. As of September 30, 2024 and December 31, 2023, the allowance for expected credit losses was $200,000 and $0, respectively.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis, including derivative financial instruments, contingent consideration and warrant liabilities recorded in accordance with FASB ASC Topic 480, “Distinguishing liabilities from equity,” (“ASC 480”). As described in the notes below, contingent consideration, warrant liabilities and contingent interest derivatives outstanding during the periods presented are recorded at fair value. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the periods presented.

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

Intangible Assets

Intangible assets primarily consist of (i) internal-use software development costs, (ii) domain name, copyright and patent registration costs, (iii) commercial licenses, (iv) developed technology acquired, (v) partner, customer, creator and influencer related intangible assets acquired and (vi) other intangible assets, which are recorded at cost (or in accordance with the acquisition method or cost accumulation methods described above) and amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years.

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

Modifications to Equity-Based Awards

On January 1, 2022, the Company issued 67,500 performance stock units (“Original PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 13,500 PSUs, based on satisfaction of the following vesting conditions during the three-year period commencing on January 1, 2022: (i) the Company’s stock price equaling $95.00 per share based on 60-day volume weighted average price (“VWAP”); (ii) the Company’s stock price equaling $120.00 per share based on 60-day VWAP; (iii) the Company’s stock price equaling $140.00 per share based on 60-day VWAP; (iv) the Company’s stock price equaling $160.00 per share based on 60-day VWAP; and (v) the Company’s stock price equaling $180.00 per share based on 60-day VWAP. The Original PSUs were fully expensed as of June 30, 2023. Noncash stock compensation expense related to the Original PSUs totaled $0 and $298,000 for the three and nine months ended September 30, 2023, respectively.

On April 30, 2023, the Board approved the cancellation of the 67,500 Original PSUs previously granted to certain executives (four plan participants in total) under the 2014 Plan (as described above). In exchange for the cancelled Original PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“Modified PSUs”). Total incremental compensation cost related to the Modified PSUs totaled $540,000 which is recognized prospectively over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the equity awards immediately before and after the modifications.  Noncash stock compensation expense related to the Modified PSUs totaled $28,000 and $125,000 for the three and nine months ended September 30, 2024, respectively. Noncash stock compensation expense related to the Modified PSUs totaled $131,000 and $220,000 for the three and nine months ended September 30, 2023, respectively.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees (six plan participants in total) under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”) (collectively, “Modified Executive Grants”). The grant and exercise of the Modified Executive Grants was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting in September 2023. As such, the grant date and the commencement of noncash stock compensation amortization for the Modified Executive Grants was September 7, 2023. Total incremental compensation cost related to the Modified Executive Grants totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which is recognized prospectively over the remaining service period of 3 years. Noncash stock compensation expense related to the Modified Executive Grants totaled $54,000 and $162,000 for the three and nine months ended September 30, 2024, respectively. Noncash stock compensation expense related to the Modified Executive Grants totaled $132,000 for the three and nine months ended September 30, 2023.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees (68 plan participants in total) under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”)(collectively, “Modified Employee Grants”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which is recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Modified Employee Grants totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which is recognized prospectively over the remaining service period of 4 years. Noncash stock compensation expense related to the Modified Employee Grants totaled $39,000 and $135,000 for the three and nine months ended September 30, 2024, respectively. Noncash stock compensation expense related to the Modified Employee Grants totaled $56,000 and $224,000 for the three and nine months ended September 30, 2023, respectively.

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Sales, marketing and advertising	$124,000	$231,000	$378,000	$631,000
Engineering, technology and development	6,000	14,000	23,000	205,000
General and administrative	226,000	398,000	585,000	1,339,000
Total noncash stock compensation expense	$356,000	$643,000	$986,000	$2,175,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheet. Deferred financing costs totaled $184,000 and $282,000 as of September 30, 2024 and December 31, 2023, respectively.

Debt Modifications

Modifications to debt obligations are initially analyzed to determine whether the modification qualifies as a troubled debt restricting (TDR). A modification is a troubled debt restructuring if both (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. In determining if a company is experiencing financial difficulties for a TDR, as contemplated by the applicable standard, several factors are considered including whether the company is currently in payment default on any debt, if there is a high probability of future default without modification, bankruptcy considerations, or if there is substantial doubt about the company’s ability to continue as a going concern. A lender is granting a concession when the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt. The recognition and measurement of the impact of a TDR on the financial statements depends on whether the future undiscounted cash flows specified by the new terms are greater (gain is recorded in the statement of operations for the difference) or less (no gain is recorded in the statement of operations for the difference) than the carrying value of the debt.

For an exchange of debt instruments or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation, the Company initially evaluates whether the modified debt terms are "substantially different" from the original debt. An exchange of debt instruments or a modification of a debt instrument by a debtor and a creditor is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different.

If the modification is not deemed to be substantially different, the modification is accounted for as an adjustment to the carrying amount of the debt, with a recalculated effective interest rate. If the modification is deemed to be substantially different, then the modification is accounted for as an extinguishment of the original debt and issuance of new debt, requiring the recognition of a gain or loss on the extinguishment in the statement of operations.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. Commitment fees charged irrespective of drawdown activity are recognized as expense on a straight line basis over the commitment period and included in other income (expense) in the consolidated statements of operations. Refer to Note 3 for additional information.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024			2023			2024			2023
Number of customers > 10% of revenue / percent of revenue	Two	/	25%	Two	/	36%	Two	/	23%	-	/	-%

Revenue concentrations were comprised of the following revenue categories:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Media and advertising	-%	17%	11%	-%
Publishing and content studio	25%	19%	12%	-%
	25%	36%	23%	-%

	September 30, 2024			December 31, 2023

Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	45%	Three	/	55%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	22%	Two	/	37%

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

Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 3,782,000 and 1,044,000 at September 30, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 11,346,000 and 4,077,000 at September 30, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the exercise of outstanding additional investment rights, as described below, totaling 8,414,000 and 1,682,000 at September 30, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

A reconciliation of net loss to net loss attributable to common stockholders is as follows for the three and nine months ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net loss	$(3,632,000)	$(2,984,000)	$(11,347,000)	$(17,056,000)
Preferred Dividends paid in shares of common stock	(1,694,000)	-	(3,290,000)	-
Deemed dividend on Series AA Preferred Stock – down round feature	-	(6,446,000)	-	(6,446,000)
Net loss attributable to common stockholders	$(5,326,000)	$(9,430,000)	$(14,637,000)	$(23,502,000)

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

Preferred Stock Dividends

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

Certain of the Company’s outstanding preferred stock contain a conversion price down round feature subject to a contractual floor pursuant to the underlying rights in the applicable certificate of designation. Upon the occurrence of a triggering event that results in a reduction of the conversion price for an equity-classified convertible preferred stock, the Company measures the value of the effect of the feature as the difference between the fair value of the financial instrument without the down round feature, with a conversion price corresponding to the currently stated conversion price of the issued instrument, and the fair value of the financial instrument without the down round feature with a conversion price corresponding to the reduced conversion price upon the down round feature being triggered. The value of the effect of a down round feature that is triggered is recognized as a charge to retained earnings and a reduction to income available to common stockholders in the computation of earnings per share. For the three and nine months ended September 30, 2023, total charges to retained earnings as a result of the triggering of down round features related to Series AA Preferred stock totaled $6,446,000. Refer to Note 6 for additional information.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) which enhances the transparency and usefulness of income tax disclosures. The updates are effective for annual periods beginning after December 15, 2024 on a prospective or retrospective basis, though early adoption is permitted. The Company is currently evaluating the presentational impact of ASU 2023-09 and expects to adopt the standard in the year ended December 31, 2025.

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2024	December 31, 2023	Weighted Average Amortization Period (Years)
Partner and customer relationships	$7,645,000	$7,645,000	6.5
Capitalized software development costs	4,755,000	5,912,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,931,000	3,931,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	745,000	825,000	5.5
	20,412,000	21,649,000	5.0
Less: accumulated amortization	(15,714,000)	(15,013,000)
Intangible assets, net	$4,698,000	$6,636,000

Amortization expense included in operating expense for the three and nine months ended September 30, 2024 totaled $610,000 and $1,896,000, respectively. Amortization expense included in operating expense for the three and nine months ended September 30, 2023 totaled $1,228,000 and $3,832,000, respectively. Amortization expense included in cost of revenue for the three and nine months ended September 30, 2023 totaled $0 and $31,000, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2024 and future fiscal years as follows:

For the years ending December 31,
2024 remaining	$553,000
2025	2,129,000
2026	1,246,000
2027	520,000
2028	237,000
Thereafter	13,000
$4,698,000

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

The Company recorded a receivable for the total estimated purchase consideration totaling $619,000, of which $224,000 was initially included in prepaid expense and other current assets and $395,000 is included in other receivables in noncurrent assets, and recognized a gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statement of operations. The Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected over and above the estimated purchase consideration recorded at contract inception, if any, will be recognized as additional gains on the sale of Minehut Assets when realized in future periods, up to the $1.0 million stated contractual amount of purchase consideration. During the three and nine months ended September 30, 2024, the Company calculated royalties due from GamerSafer pursuant to the GS Agreement totaling $46,000 and $209,000, respectively.

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

Disposal of intangible assets

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

The change in fair value, which is included in contingent consideration expense in the condensed consolidated statement of operations for the applicable periods present was comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Beginning balance	$336,000	$1,432,000	$538,000	$-
Contingent Consideration – Initial accrual – May 2023	-	-	-	1,350,000
Change in fair value(3)	(68,000)	(750,000)	(148,000)	(668,000)
Contingent consideration payments (2)	-	-	(122,000)	-
Accrued contingent consideration(1)	$268,000	$682,000	$268,000	$682,000

(1)	As of September 30, 2024, the accrual for the Second Earn Out Period included 84,211 shares of common stock valued at $0.62, the closing price of our common stock as of September 30, 2024,

(2)

In May 2024, the Company paid Melon Accrued Contingent consideration related to the Melon First Earn Out Period, comprised of $32,000 of cash payments and payment of 72,118 shares of our common stock valued at $90,000.

(3)	Reflected in the condensed consolidated statement of operations for the applicable period.

Aggregated amortization expense related to intangible assets acquired in connection with the Melon Acquisition for the three and nine months ended September 30, 2024 totaled $27,000 and $80,000, respectively. Aggregated amortization expense related to intangible assets acquired in connection with the Melon Acquisition for the three and nine months ended September 30, 2023 totaled $37,000 and $60,000, respectively.

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

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,765,000	$709,000	$1,670,000	$3,206,000
Accrued contingent consideration(3)	-	351,000	142,000	1,073,000
Change in fair value(3)	-	(63,000)	(9,000)	141,000
Contingent consideration Payments(2)	-	-	(38,000)	(3,423,000)
Issuance of Super Biz Note (as described below)	(1,765,000)	-	(1,765,000)	-
Accrued contingent consideration(1)	$-	$997,000	$-	$997,000

(1)

As of September 30, 2024, reflects the cash portion of the Super Biz Second Earn Out Period related contingent consideration payable. As of September 30, 2023, the accrual included 16,636 shares of common stock valued at $1.74, the closing price of our common stock as of the applicable period end date.

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

(3)	Reflected in the condensed consolidated statement of operations for the applicable period

Issuance of Promissory Note. In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding, with a principal amount totaling approximately $1.8 million, whereby the Company is obligated to pay the outstanding contingent consideration on the following repayment terms (“Super Biz Note”):

(i)

upon receipt of new equity funding in the aggregate amount of $3.0 million or more subsequent to the date of the Super Biz Note, in one transaction or series of transactions, the Super Biz Note shall be repaid with interest in four (4) equal monthly installments commencing on the initial closing date of such equity funding;

(ii)

upon receipt of new equity funding in the aggregate amount of $5.0 million or more subsequent to the date of the Super Biz Note, in one transaction or series of transactions, the Super Biz Note shall be repaid with interest in three (3) equal monthly installments commencing on the initial closing date of such equity funding;

(iii)

upon new equity funding received by the Company in the aggregate amount of $7.0 million or more subsequent to the date of the Super Biz Note, in one transaction or series of transactions, the Super Biz Note shall be repaid with interest in two (2) equal monthly installments commencing on the initial closing date of such equity funding; or

(iv)	in the event none of subsections 2(i)-(iii) occur, then the Super Biz Note shall be repaid in full on June 1, 2025 (the “Maturity Date”).

Interest accrues on the outstanding principal at the rate of 8.5% per annum, and accrues until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date; provided, however, during the existence of an event of default, as defined in the Super Biz Note, interest shall accrue on all outstanding principal at the contractual default rate, as defined in the Super Biz Note. Super Biz Note related interest expense for the three and nine months ended September 30, 2024 totaled $25,000 and $25,000, respectively.

All outstanding principal and accrued interest may be prepaid by the Company prior to the Maturity Date at the election of the Company. Upon the occurrence of any event of default, as defined in the Super Biz Note, the Founders may at any time declare all unpaid obligations to be immediately due and payable.

Restricted Common Stock Issuance. In addition, in connection with the issuance of the Super Biz Note, during the period commencing January 2, 2025 and concluding on January 6, 2025, the Company will issue 98,438 shares of the Company’s common stock to the Founders.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a gain on extinguishment totaling $336,000 was recorded in the statement of operations, and credited to additional paid in capital (included in “Other” in the consolidated statement of stockholder’s equity), for the three and nine months ended September 30, 2024, primarily comprised of the fair value of the 98,438 shares of restricted stock (based on closing price of our common stock on the date of issuance of the Super Biz Note) to be issued, as described above.

The default interest provision included in the Super Biz Note represents an embedded derivative with a fair value of $171,000 as of August 1, 2024, the date of issuance of the Super Biz Note. The fair value of the derivative liability is included in the September 30, 2024 balance sheet under the caption “Promissory note – contingent consideration,” and is required to be marked to market at each balance sheet. The change in fair value of the derivative liability was not material for the three and nine months ended September 30, 2024.

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

The SLR Agreement is effective for 24 months from the Facility Effective Date (the “Term”), automatically extends for successive Terms (each, a “Renewal Term”), and the Borrowers’ are obligated to pay the Lender an early termination fee in the event the SLR Agreement is terminated under certain circumstances prior to the end of any Term or Renewal Term, as more specifically set forth in the SLR Agreement.

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

Total amounts advanced under the AR Facility for the nine months ended September 30, 2024 totaled $1,033,000. Total repayments of advances under the AR Facility for the nine months ended September 30, 2024 totaled $1,833,000. Interest expense for the three and nine months ended September 30, 2024 totaled $19,000 and $52,000, respectively. Commitment fee expense for the three and nine months ended September 30, 2024 totaled $10,000 and $30,000, respectively.

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

The Notes were issued with an original issue discount of $320,000, or 8%, which was recorded as an adjustment to the carrying amount of the Notes. The original issue discount was amortized using the interest method over the contractual term of the Notes and reflected as interest expense in the statement of operations. At December 31, 2022, the balance of the original issue discount was $40,000. Amortization of original issue discount for the three and nine months ended September 30, 2023 totaled $0 and $40,000, respectively.

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

Equity Financings

Convertible Preferred Stock

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of newly designated Series of Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price (“Stated Value”), hereinafter collectively referred to as “Convertible Preferred Stock, and the individual offerings of preferred stock referred to by the combination of “Series” and the specific letter designation of each series (i.e. “Series A Preferred Stock Offering” refers to the Series A preferred stock offering, and “Series A Preferred Stock” refers to Series A convertible preferred stock), and each series of Convertible Preferred Stock issued, collectively referred to as “Preferred Stock Offerings,” as follows (rounded to the nearest thousands, except preferred share and conversion price data):

		Preferred Stock				Proceeds			Conversion Shares - Common Stock			Other
Series Designation	Closing Date	Conversion Prices(2)(3)(4)	Shares Purchased/ Issued in Exchange(6)	Conversions / Exchanges	Outstanding - September 30, 2024	Gross Proceeds	Fees	Net Proceeds	Original	Conversions / Exchanges(5)	September 30, 2024	Placement Agent Warrants(1)
A	November 22, 2022	$12.40	5,359	(4,919)	440	$5,359,000	$697,000	$4,662,000	432,000	(397,000)	35,000	62,000
A-2	November 28, 2022	$13.29	1,297	(834)	463	1,297,000	169,000	1,128,000	98,000	(63,000)	35,000	14,000
A-3	November 30, 2022	$13.41	1,733	(1,418)	315	1,733,000	225,000	1,508,000	129,000	(106,000)	23,000	18,000
A-4	December 22, 2022	$7.60	1,934	(1,554)	380	1,934,000	251,000	1,683,000	254,000	(204,000)	50,000	36,000
A-5	January 31, 2023	$11.09	2,299	(1,519)	780	2,299,000	299,000	2,000,000	207,000	(137,000)	70,000	30,000
AA	April 19, 2023	$9.43/$1.89	7,680	(3,981)	3,699	7,680,000	966,000	6,714,000	4,072,000	(2,111,000)	1,961,000	114,000
AA-2	April 20, 2023	$10.43/$2.09	1,500	(1,500)	-	1,500,000	130,000	1,370,000	719,000	(719,000)	-	13,000
AA-3	April 28, 2023	$9.50/$1.90	1,025	(1,000)	25	1,025,000	133,000	892,000	539,000	(526,000)	13,000	15,000
AA-4	May 5, 2023	$9.28/$1.86	1,026	(526)	500	1,026,000	133,000	893,000	553,000	(283,000)	270,000	16,000
AA-5	May 26, 2023	$10.60/$2.12	550	(500)	50	550,000	72,000	478,000	259,000	(236,000)	23,000	7,000
AAA	November 30, 2023	$1.67	9,388	(1,513)	7,875	9,388,000	645,000	8,743,000	5,608,000	(904,000)	4,704,000	466,000
AAA-2	December 22, 2023	$1.71	5,334	(2,126)	3,208	5,334,000	357,000	4,977,000	3,119,000	(1,243,000)	1,876,000	452,000
AAA-Junior	June 26, 2024	$1.25	1,210	-	1,210	1,210,000	145,000	1,065,000	968,000	-	968,000	140,000
AAA-Junior - 2	July 10, 2024	$1.25	551	-	551	551,000	66,000	485,000	441,000	-	441,000	64,000
AAA-Junior - 3	September 20, 2024	$1.25	697	-	697	697,000	84,000	613,000	558,000	-	558,000	81,000
AAA-Junior – 4(7)	September 30, 2024	$1.25	399	-	399	399,000	48,000	351,000	319,000	-	319,000	46,000
			41,982	(21,390)	20,592	$41,982,000	$4,420,000	$37,562,000	18,275,000	(6,929,000)	11,346,000	1,574,000

(1)

Pursuant to the terms of the Placement Agent Agreements, we agreed to issue to the Placement Agent, following the final closing under the individual Preferred Stock Offerings (effective as of the respective individual series closing dates), five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the respective series of Convertible Preferred Stock sold in the respective Preferred Stock Offering, at an exercise price equal to the applicable Preferred Stock Offering conversion price.

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

(4)

The triggering of the Down Round Feature for the Series AA Preferred Stock, occurring in August 2023, resulted in a deemed dividend totaling $6,446,000, which was charged to retained earnings in the September 30, 2023 consolidated balance sheet.

(5)	As adjusted to reflect reduction in conversion prices as a result of the Series AA Down Round Feature, described below.
(6)	Series AAA and Series AAA-2 totals include 4,011 and 2,356 preferred shares, respectively, issued in connection with the Exchange Agreements described below.
(7)	A portion of the proceeds received subsequent to September 30, 2024. Receivable totaling $300,000 included in additional paid in capital as of September 30, 2024.

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

Dividends. Holders of preferred stock, excluding holders of the Series AAA, AAA-2, AAA-3 and AAA-4 Junior preferred stock (collectively, “Series AAA Junior Preferred Stock”), will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of common stock equal to 20% of the shares of common stock underlying the preferred stock then held by such holder on the 12 and 24 month anniversaries of the respective filing date. Holders of the Series AAA Junior Preferred Stock will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of Common Stock equal to 20% of the shares of Common Stock underlying the Series AAA Junior Preferred Stock then held by such holder on the 30-day, 60-day, and 90-day anniversaries of the filing Date.

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

Registration Rights. The Company and the investors in the Preferred Stock Offerings (including the Exchange) also executed separate registration rights agreements, pursuant to which the Company filed registration statements on Form S-3 as follows: 1) File No. 333-281936 with respect to Series AAA Junior Preferred and Series AAA-2 Junior Preferred, effective September 18, 2024;2) File No. 333-277974 with respect to Series AAA Preferred, effective May 8, 2024; 3) File No. 333-273282 with respect to Series AA Preferred, effective August 1, 2023; and 4) File No. 333-271424 with respect to Series A Preferred effective, June 5, 2023.

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

Not applicable

Exchange Agreements

In connection with the closing of the Series AAA Preferred rounds described above, the Company entered into certain Series A Exchange Agreements (the “Series A Agreements”) and Series AA Exchange Agreements (the “Series AA Agreements”, and collectively with the Series A Agreements, the “Series Exchange Agreements”), with certain holders (the “Holders”) of the Company’s Series A Preferred Stock, and Series AA Preferred Stock, pursuant to which the Holders exchanged an aggregate of 6,367 shares of Series A Preferred and/or Series AA Preferred, for an aggregate of 6,367 shares of Series AAA Preferred (the “Exchange”). The Exchange closed concurrently with the closing of the Series AAA Preferred Stock Offerings.

Common Stock Purchase Warrants

Series AAA Junior-3 and Series AAA Junior-4 Warrants. The Series AAA Junior-3 and Series AAA Junior-4 subscription agreements entered into in September 2024, included the sale of an aggregate of 1,096 units (the “Units”), each Unit consisting of (i) one share of newly designated Series AAA-3 Junior Convertible Preferred Stock or Series AAA-4 Junior Convertible Preferred Stock, as reflected in the table above, and (ii) a warrant to purchase 1,000 shares of the Company’s common stock (the “September 2024 Series AAA Junior Investor Warrants”), at a purchase price of $1,000 per Unit, for aggregate gross proceeds to the Company of approximately $1,096,000.

The Investor Warrants are exercisable at $1.00 per share at the option of the holder, subject to adjustment, are exercisable immediately upon issuance and expire three years from the respective issue dates of the Units, subject to certain beneficial ownership limitations. The Investor Warrants contain customary adjustments in the event of stock splits, stock dividends and other corporate events, and contain price-based anti-dilution protections. Any price-based anti-dilution adjustments are conditioned on, and subject to, stockholder approval.

The September 2024 Series AAA Junior Investor Warrant agreements also contain a provision that states that, upon exercise of the warrant by an investor, if for any reason the company fails to deliver the shares by the settlement date, the investor can require the company to make a cash payment (“Buy-In Provision”). The cash payment would be based on the amount (if any) that the investor lost by having to purchase shares in the open market because of the company’s failure to deliver the shares.

As a result of the Buy-In Provision, the ability to deliver shares upon exercise of the Investor Warrants in every circumstance is generally not within the control of the Company as contemplated by the accounting standards, and thus, a partial cash settlement may be required outside of the Company’s control. As such, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Refer to the table below.

Placement Agent Warrants. The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Refer to the table below.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$-	$-	$-	$-
Initial fair value of warrant liability – grant date(1)	346,000	-	346,000	-
Change in fair value	14,000	-	14,000	-
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	360,000	-	360,000	-

Placement Agent Warrants:
Beginning balance	$665,000	$1,764,000	$1,571,000	$-
Initial fair value of warrant liability – grant date(1)	134,000	-	134,000	2,804,000
Change in fair value	(212,000)	(1,512,000)	(1,118,000)	(2,552,000)
Subtotal - Fair value of warrant liability – Placement Agent Warrants	587,000	252,000	587,000	252,000
Total fair value of warrant liability	$947,000	$252,000	$947,000	$252,000

(1)	Estimated fair value on the date of issuance.

The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	May 26,	December 22,	December 31,	September 30,
	2023	2023	2023	2024
Expected Volatility	95%	98%	98%	98%
Risk–free interest rate	3.88%	3.87%	3.84%	3.58%
Dividend yield	-%	-%	-%	-%
Expected life of options (in years)	5.0-5.19	5.0	4.5-5.0	3.0-5.0

Preferred Stock Dividends

During the three and nine months ended September 30, 2024, the Company paid common stock dividends on outstanding preferred stock, as follows:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-5	January 31, 2024	2,166	$4,000
Series AA	April 19, 2024	476,271	661,000
	July 23, 2024	158,860	216,000
Series AA-3	April 29, 2024	41,159	60,000
	July 23, 2024	38,527	52,000
Series AA-4	May 6, 2024	55,497	77,000
	July 23, 2024	1,616	2,000
Series AA-5	May 30, 2024	51,887	65,000
	July 23, 2024	47,170	64,000
Series AAA	July 23, 2024	432,025	587,000
Series AAA-2	July 23, 2024	490,295	666,000
Series AAA-Junior	July 26, 2024	193,600	273,000
	August 26, 2024	193,600	240,000
	September 24, 2024	193,600	126,000
Series AAA-Junior - 2	August 9, 2024	88,160	97,000
	September 9, 2024	88,160	100,000
		2,552,593	$3,290,000

(1)	Fair valued based on the closing price of the Company’s common stock on the respective common stock dividend payment date.

Dividend Acceleration. In June and July 2024, certain existing holders of Series A, AA and AAA Preferred Stock executed Series AAA Junior Preferred Stock Offering related dividend acceleration agreements (“2024 Dividend Acceleration Agreements”) pursuant to which, in exchange for participation in the Series AAA Junior Preferred Stock Offering at or above a predefined threshold, all applicable remaining common stock dividends related to their existing Series A, AA and / or AAA Preferred Stock holdings were accelerated. A total of 1,168,493 shares of common stock dividends (included in the table above) were paid in July 2024 pursuant to the 2024 Dividend Acceleration Agreements, with a fair value of $1,589,000, based on the closing price of the Company’s common stock on the date of issuance, which is reflected as a charge to accumulated deficit for the nine months ended September 30, 2024.

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

In connection with the modifications to the Series AA AIRs described above, Series AA AIRs with initial underlying common shares totaling 642,962, were modified as described above, resulting in an incremental increase in fair value totaling $294,000 which was charged to additional paid in capital as a Series AAA Junior Preferred Stock Offering financing costs in June 2024. As a result of the reduction of the Series AA AIRs conversion price, total common shares underlying the modified Series AA AIRs increased to 3,215,232 shares.

In September 2024, remaining holders of Series AA Preferred Stock with outstanding Additional Investment Rights arising from the Series AA Preferred Stock Offering (“Remaining Series AA AIRs”), received (i) a six (6) month extension of the exercise period of such Remaining Series AA AIRs; and (ii) an adjustment to the conversion prices for such Series AA AIRs, to the existing conversion price floors for each respective subseries of Series AA Preferred Stock, as described in the table above. In addition, a three-month extension to the term of the Additional Investment Rights issued to holders of Series AAA Preferred Stock (“Remaining Series AAA AIRs”)(the issuance of such Series AAA AIRs being subject to approval of stockholders), such that the Remaining Series AAA AIRs shall expire 21-months from the final closing of Series AAA Preferred Stock Offering.

In connection with the modifications to the Remaining Series AA AIRs described above, Remaining Series AA AIRs with initial underlying common shares totaling 667,289, were modified as described above, resulting in an incremental increase in fair value totaling $70,000 which was charged to other expense in the statement of operations for the three and nine months ended September 30, 2024. As a result of the reduction of the Remaining Series AA AIRs conversion price, total common shares underlying the modified Remaining Series AA AIRs increased to 3,336,293 shares.

As of each of the applicable AIR modification dates the Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included implied (derived) common stock prices from $0.72 to $0.86, conversion prices ranging from $1.856 to $13.25 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 4.64% to 5.36%, terms ranging from .24 years to .92 years and volatility assumptions ranging from 68% to 91%.

7.	COMMITMENTS AND CONTINGENCIES

Settlement of Pending or Threatened Claims

Pioneer Capital Anstalt

In May 2024, the Company settled a dispute concerning the interpretation of certain financial terms contained within the Series AA and Series AA-2 Preferred Stock certificates of designation filed in connection with the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer Settlement”). Pioneer Capital Anstalt (“Pioneer”) filed a complaint in the United States District Court for the Southern District of New York seeking monetary damages and specific performance concerning the interpretation and calculation of certain financial terms applicable to Pioneer’s additional investment rights agreements acquired in connection with Pioneer’s participation in the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer AA AIRs”)(“Pioneer Action”). In order to avoid further expense, costs, and time to litigate the action, the Parties resolved the dispute, resulting in the modification of the conversion price and conversion floor price applicable to the Pioneer AA AIRs from prices ranging from $9.43 to $13.04, down to prices ranging from $1.886 to $2.608, and the extension of the exercise term for the Pioneer AA AIRs for a period of six (6) months. The modifications to the Pioneer AIRs resulted in an incremental increase in fair value totaling $213,000 which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the nine months ended September 30, 2024. As a result of the reduction of the Pioneer AA AIRs conversion price, total common shares underlying the modified Pioneer AA AIRs increased from 372,610 to 1,863,049 shares.

In addition, the Company issued to Pioneer 275,000 shares of restricted common stock valued at $346,000 on the date of issuance, which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the nine months ended September 30, 2024. In connection with the Pioneer Settlement, Pioneer filed a notice of dismissal regarding the Action.

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

Other

As described above, the Note Holders made a series of investments in the Company during the period commencing January 2021 and culminating in the issuance of the Notes, which were paid in full in the first quarter of 2023. During the fourth quarter of 2023, the Note Holders made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of SPA. On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “Note Holder Settlement Agreement”) settling all claims between the Parties with respect to the SPA. In consideration for the Note Holder Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 500,000 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which was included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2023. The Company issued the 500,000 shares of common stock on March 19, 2024, which were valued at $1.85 per share (the closing price of the Company’s common stock on March 19, 2024), or $924,000, resulting in additional noncash settlement expense of $164,000, which was included in general and administrative expense in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

Equity Financing

On October 24, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor for the registered direct offering of an aggregate of 1,136,364 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $0.88 per Share.  The Registered Direct Offering closed on October 25, 2024 and resulted in gross proceeds to the Company of approximately $1.0 million.

Entry into Amended and Restated Equity Exchange Agreement

On October 29, 2024, the Company entered into an Amended and Restated Equity Exchange Agreement (the “Amended Exchange Agreement”) with Infinite Reality, which amended and restated that certain Equity Exchange Agreement, dated September 30, 2024 (the “Exchange Agreement”). Pursuant to the Amended Exchange Agreement, the Company will be issuing an aggregate total of 2,499,090 shares of common stock, par value $0.001 per share (“Common Stock”), in exchange for 216,831 shares of Infinite Reality common stock (“Infinite Reality Common Stock” and collectively, the “Exchange”). The Exchange will be consummated across two closings: (i) an initial closing of 1,215,279 shares of Common Stock in exchange for 105,445 shares of Infinite Reality Common Stock (the “Initial Closing”); and (ii) a second closing, subject to the approval of the Company’s stockholders, of 1,283,811 shares of Common Stock for 111,386 shares of Infinite Reality Common Stock. All other terms of the Exchange Agreement were not modified.

The Exchange Shares, once exchanged pursuant to the Amended Exchange Agreement, will be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

Debt Financing

On November 8, 2024 (the “Effective Date”), the Company and its subsidiary, InPVP, LLC (“Subsidiary”), entered into the Agile Loan Agreement, with Agile Capital Funding, LLC as collateral agent, and Agile, pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile Note”).  Pursuant to the Agile Loan Agreement: (i) the Agile Note matures 28 weeks from the Effective Date; (ii) carries an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the Applicable Rate plus five percent.  The Company is required to repay all the obligations due under the Agile Loan Agreement and the Agile Note in 28 equal payments of $93,821.43, with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date.  The proceeds received from the Agile Note will be used to fund general working capital needs.

Pursuant to the Agile Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engagement in the management of the Company without prior notice to Agile, (c) a change in control of the Company (expressly excluding the pending transactions with Infinite Reality, Inc.) or otherwise approve the liquidation or dissolution of the Company or its Subsidiary (collectively, a “Change in Business, Management, or Ownership”), or (d) the Term Loan is accelerated upon the occurrence of an Event of Default, the Company shall be required to immediately pay to Agile an amount equal to the sum of: (i) all outstanding principal of the Agile Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts.  The Company is allowed to make a full prepayment or partial prepayment of any or all of the Obligations arising under the Agile Loan Agreement and the Agile Note, provided, the Company shall be obligated to pay the Prepayment Fee.

The Agile Loan Agreement imposes various restrictions on the activities of the Company, including, subject to certain exceptions set forth in the Agile Loan Agreement (including, without limitation, the pending transactions with Infinite Reality, Inc.), a prohibition on: (i) creating, incurring, assuming, or being liable for any indebtedness, or allow the Subsidiary to do so (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); (ii) any Change in Business, Management, or Ownership; (iii) fundamental changes to the Company or its subsidiaries (including certain consolidations, mergers and sales/transfers of assets outside the ordinary course of business, and limitations on the ability of the Company and its Subsidiary to grant liens upon their property or assets); (iv) pay any dividends (other than dividends payable solely in capital stock) or make any distribution or payment in respect of or redeem, retire or purchase any capital stock; (v) enter into certain transactions with the Company’s affiliates; (vi) make or permit any payment on any debt that is subordinate to the obligations under the Agile Loan Agreement and the Agile Note (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); and (vi) other than in the ordinary course of business, entering into any material agreement, or terminating or materially amending a material agreement.

As security for the full and prompt payment and performance of any obligations arising under the Agile Loan Agreement and the Agile Note, the Company and its Subsidiary granted to Agile a continuing first priority security interest in all the assets of the Company and its Subsidiary; provided, however, the filing of a financing statement and/or the taking of any action required to perfect Agile’s security interest in the collateral may only occur upon an event of default. The Agile Loan Agreement also provides for standard Events of Default, customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default.

In connection with entering into the Agile Loan Agreement, the Company was required to pay an administrative fee of $92,500 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile Note.

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

Infinite Reality Transaction

On September 30, 2024, the Company entered into a binding term sheet (the “iR Term Sheet”) with Infinite Reality, Inc. (“Infinite Reality”), whereby, subject to the satisfaction of certain conditions as more specifically set forth in the iR Term Sheet (including receipt of the approval of the Company’s stockholders), and the entry into definitive documentation, the Company will:

(iv)

acquire from Infinite Reality, (a) a perpetual, royalty free license to name and to create and host events for Drone Racing League, Inc., (b) to be determined esports assets and all related intellectual property, (c) cash in the amount of up to $20 million to come from divestiture of certain assets to be determined and/or other sources of capital, (d) TalentX and all related intellectual property, (e) Fearless Media and all related intellectual property, and (f) Thunder Studios and all related intellectual property (each an “Asset” and, collectively, the “Purchased Assets”)(the “Asset Acquisition”), in exchange for the Company issuing that number of shares of a to-be designated class of its preferred stock equal in priority to existing Series A, AA and AAA preferred shares (the “Consideration Shares”), which Consideration Shares will be convertible into 75% of the then issued and outstanding shares of Super League’s common stock, par value $0.001 per share (“Common Stock”), calculated at the time of the consummation of the Asset Acquisition;

(v)

issue to Infinite Reality 2,499,090 shares of the Company’s Common Stock, in exchange for 139,592 shares of Infinite Reality’s common stock (the “Share Exchange”), pursuant to an Equity Exchange Agreement, and to appoint a designee of Infinite Reality to the Company’s Board of Directors (the “Board”) upon the consummation of the Share Exchange (the “Closing”); and

(vi)

 receive a credit facility in the amount of $30,000,000 from Infinite Reality, to be established in January 2025 (the “Credit Facility”, and the Asset Acquisition, Share Exchange, and Credit Facility are collectively, the “iR Transaction”).

The Term Sheet contemplates that, subject to the satisfaction of the conditions contained therein (including approval of the iR Transaction by the Company’s stockholders), upon the consummation of the iR Transaction, Infinite Reality will beneficially own 84.9% of the issued and outstanding shares of the Company as of the Closing.

Equity Exchange Agreement. On September 30, 2024, in connection with the Term Sheet and the Share Exchange, the Company entered into an Equity Exchange Agreement with Infinite Reality (the “Exchange Agreement”), pursuant to which the Company agreed, subject to the receipt of the approval of the Company’s stockholders and other customary closing conditions, to issue 2,499,090 shares of Common Stock (the “Exchange Shares”) in exchange for 139,592 shares of Infinite Reality common stock of equal value, based on the Company’s Common Stock being valued at $1.30 per share. The Exchange Agreement contains representations, warranties, and covenants of the Company and Infinite Reality that are customary for a transaction of this nature.

The Exchange Shares, once exchanged pursuant to the Exchange Agreement, will be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated.

On October 29, 2024, the Company entered into an Amended and Restated Equity Exchange Agreement (the “Amended Exchange Agreement”) with Infinite Reality, which amended and restated the Exchange Agreement. Pursuant to the Amended Exchange Agreement, the Company will issue an aggregate total of 2,499,090 shares of common stock, par value $0.001 per share, in exchange for 216,831 shares of Infinite Reality common stock (“Infinite Reality Common Stock” and collectively, the “Exchange”). The Exchange will be consummated across two closings: (i) an initial closing of 1,215,279 shares of Common Stock in exchange for 105,445 shares of Infinite Reality Common Stock (the “Initial Closing”); and (ii) a second closing, subject to the approval of the Company’s stockholders, of 1,283,811 shares of Common Stock for 111,386 shares of Infinite Reality Common Stock. All other terms of the Exchange Agreement were not modified.

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

Executive Summary

During the three and nine months ended September 30, 2024 we continued to demonstrate the effectiveness of our overall strategy, providing us with increasing opportunities to earn a greater share of advertisers’ wallet, as demonstrated by larger average deal sizes and continued high repeat customer percentages, and our focus on cost reductions and optimization has positively impacted operating leverage.

Three Months Ended September 30, 2024

Revenue for the three months ended September 30, 2024 totaled $4.4 million, a decrease of $2.8 million or 38%, compared to $7.2 million for the comparable prior year quarter. The decrease in revenue for the three months ended September 30, 2024 reflected a mix of industry softness in ad sales, stemming from macro environmental factors including consumer spending softness, continued market education and adoption of immersive platforms as a marketing channel, the shift of certain revenues and program start delays to future periods by advertisers, and a reduction in Minehut related media sales revenues in connection with the sale of our Minehut digital property in the first quarter of 2024.

Cost of revenue for the three months ended September 30, 2024 decreased $1.9 million, or 42% to $2.7 million, compared to $4.7 million in the comparable prior year quarter, driven primarily by the 38% decrease in quarterly revenues for the same periods.

As a percentage of revenue, gross profit for the three months ended September 30, 2024 was 39%, compared to 35% for the prior year comparable quarter. Results for the three months ended September 30, 2023 included the impact of partial delivery under a significant custom integration and platform media revenue contract with a customer that had a higher average direct cost profile, compared to the other programs that generated revenues during the prior year comparable quarter.

Total operating expense for the three months ended September 30, 2024 decreased $1.9 million, or 26% to $5.2 million, compared to $7.0 million in the comparable prior year quarter. Excluding noncash stock compensation expense, intangible asset amortization expense, mark to market related fair value adjustments, and other noncash charges (collectively, “noncash charges and credits”), totaling $968,000, operating expense for the three months ended September 30, 2024 and 2023 was $4.2 million and $6.0 million, respectively, reflecting a $1.8 million, or 30% decrease compared to the prior year quarter, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the three months ended September 30, 2024, which includes the impact of noncash charges and credits totaling $968,000, was $3.6 million or $(0.54) per share, compared to a net loss of $3.0 million, or $(3.19) per share, in the comparable prior year quarter. The numerator utilized in the calculation of net loss per share for the three months ended September 30, 2024 included noncash common stock dividends paid in connection with outstanding preferred stock, with a total fair value of $1.7 million, which is also included as a charge to accumulated deficit for the three months ended September 30, 2024. The numerator utilized in the calculation of net loss per share for the three months ended September 30, 2023 included a noncash deemed dividend in connection with outstanding preferred stock, with a total fair value of $6.4 million, which is also included as a charge to accumulated deficit for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024

Revenue for the nine months ended September 30, 2024 totaled $12.8 million compared to $15.6 million for the comparable prior year period. The decrease in revenue for the nine months ended September 30, 2024 reflected a mix of industry softness in ad sales, stemming from macro environmental factors including consumer spending softness, continued market education and adoption of immersive platforms as a marketing channel, the shift of certain revenues and program start delays to future periods by advertisers, and a reduction in Minehut related media sales revenues in connection with the sale of our Minehut digital property in the first quarter of 2024.

Cost of revenue for the nine months ended September 30, 2024 decreased $1.9 million, or 20% to $7.7 million, compared to $9.5 million in the comparable prior year period, driven primarily by the 18% decrease in revenues for the same year to date periods. As a percentage of revenue, gross profit for the nine months ended September 30, 2024 was 40%, compared to 39% for the prior year comparable period.

Total operating expense for the nine months ended September 30, 2024 decreased $8.7 million, or 34% to $17.3 million, compared to $26.0 million in the comparable prior year period. Excluding noncash charges and credits totaling $3.6 million and $7.8 million, respectively, operating expense for the nine months ended September 30, 2024 and 2023 was $13.7 million and $18.2 million, respectively, reflecting a $4.5 million, or 25% decrease compared to the prior year period, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the nine months ended September 30, 2024, which includes the impact of noncash charges and credits totaling $3.6 million, was $11.3 million or $(2.00) per share, compared to a net loss of $17.1 million, or $(10.25) per share, in the comparable prior year period. The numerator utilized in the calculation of net loss per share included common stock dividends paid in connection with outstanding preferred stock, with a total fair value of $3.3 million, which is also included as a charge to accumulated deficit for the nine months ended September 30, 2024. The numerator utilized in the calculation of net loss per share for the nine months ended September 30, 2023 included a noncash deemed dividend in connection with outstanding preferred stock, with a total fair value of $6.4 million, which is also included as a charge to accumulated deficit for the nine months ended September 30, 2023.

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

Condensed Consolidated Results of Operations

The following table sets forth a summary of our results of operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands) (Unaudited):

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
REVENUE	$4,431	$7,195	$(2,764)	(38)%	$12,756	$15,569	$(2,813)	(18)%
COST OF REVENUE	2,706	4,655	(1,949)	(42)%	7,653	9,512	(1,859)	(20)%
GROSS PROFIT	1,725	2,540	(815)	(32)%	5,103	6,057	(954)	(16)%
OPERATING EXPENSE
Selling, marketing and advertising	2,397	3,161	(764)	(24)%	7,306	8,767	(1,461)	(17)%
Engineering, technology and development	914	2,066	(1,152)	(56)%	3,405	7,268	(3,863)	(53)%
General and administrative	1,935	2,271	(336)	(15)%	6,558	7,094	(536)	(8)%
Contingent consideration	(68)	(462)	394	85%	(15)	546	(561)	(103)%
Loss on intangible asset disposal	-	-	-	-%	-	2,284	(2,284)	(100)%
Total operating expense	5,178	7,036	(1,858)	(26)%	17,254	25,959	(8,705)	(34)%
NET LOSS FROM OPERATIONS	(3,453)	(4,496)	(1,043)	(23)%	(12,151)	(19,902)	(7,751)	(39)%
OTHER INCOME (EXPENSE), NET	(179)	1,512	(1,691)	(112)%	804	2,533	(1,729)	(68)%
Loss before benefit from income taxes	(3,632)	(2,984)	648	22%	(11,347)	(17,369)	(6,022)	(35)%
Benefit from income taxes	-	-	-	-%	-	313	(313)	(100)%
NET LOSS	$(3,632)	$(2,984)	$648	22%	$(11,347)	$(17,056)	$(5,709)	(33)%

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Revenue (dollars in thousands) (Unaudited)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Media and advertising	$1,538	$2,886	$(1,348)	(47)%	$4,637	$6,904	$(2,267)	(33)%
Publishing and content studio	2,646	3,960	(1,314)	(33)%	7,388	7,547	(159)	(2)%
Direct to consumer	247	349	(102)	(29)%	731	1,118	(387)	(35)%
	$4,431	$7,195	$(2,764)	(38)%	$12,756	$15,569	$(2,813)	(18)%

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024			2023			2024			2023
Number of customers > 10% of revenue / percent of revenue	Two	/	25%	Two	/	36%	Two	/	23%	-	/	-%
By revenue category:
Media and advertising	-	/	-%	One	/	17%	One	/	11%	-	/	-%
Publishing and content studio	Two	/	25%	One	/	19%	One	/	12%	-	/	-%

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

●	Total revenue decreased $2.8 million, or 38% to $4.4 million, compared to $7.2 million in the comparable prior year quarter.

●

Media and advertising revenue decreased $1.3 million, or 47%, to $1.5 million, compared to $2.9 million in the comparable prior year quarter. The change reflected a $1.0 million decrease in influencer marketing revenue and a $522,000 decrease in on-platform related media sales revenue, partially offset by a $174,000 increase in off-platform related media sales revenue. The decrease in on-platform related media revenue reflects the impact of the sale of our Minehut Assets discussed above, and the treatment of 60% of Minehut related media direct net sales for the period as a reduction of the receivable established in connection with the GS Agreement, as described elsewhere herein. Gross Minehut related direct sales for the three months ended September 30, 2024 totaled $67,000, of which $40,000 was accounted for as a reduction of the initial receivable from GamerSafer established upon sale of the Minehut Assets. Minehut related media sales for the third quarter of 2023 totaled $269,000.

●

Publishing and content studio revenue decreased $1.3 million, or 33%, to $2.6 million, compared to $4.0 million in the comparable prior year quarter, driven primarily by a net $0.9 million decrease in custom game development and immersive experience related revenues. Revenues for the three months ended September 30, 2023 included $1.3 million of revenues for the Kraft Lunchables custom game development experience. Revenues for the three months ended September 30, 2024 included revenues from immersive experiences for the International Olympic Committee (“IOC”), Google, Inc., DreamWorks: The Wild Robot, Hi-Chew, American Egg Board, Bandi Namco, Maybelline and Old Navy, among others.

●

Direct to consumer revenue decreased $102,000, or 29%, to $247,000, compared to $349,000 in the comparable prior year quarter. The decrease primarily reflects the impact of the sale of our Minehut Assets in the first quarter of 2024, which prior to the sale, also generated direct to consumer Minecraft server related subscription revenues for the Company. Minehut direct to consumer related revenues for the three months ended September 30, 2023 totaled $127,000.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

●	Total revenue decreased $2.8 million, or 18% to $12.8 million, compared to $15.6 million in the comparable prior year period.

●

Media and advertising revenue decreased $2.3 million, or 33%, to $4.6 million, compared to $6.9 million in the comparable prior year period. The change reflected a $2.4 million decrease in on-platform related media sales revenue and a $730,000 decrease in influencer marketing revenue, partially offset by a $541,000 increase in off-platform related media sales revenue. The decrease in off-platform related media revenue reflects the impact of the sale of our Minehut Assets discussed above. Minehut related media sales for the nine months ended September 30, 2023 totaled $716,000.

●

Publishing and content studio revenue was relatively flat, totaling $7.4 million for the nine months ended September 30, 2024, compared to $7.5 million in the comparable prior year period. Publishing and content studio revenue for the nine months ended September 30, 2024 included custom game development and immersive experience related revenues for the International Olympic Committee (“IOC”), Google, Inc., Visa, Inc., Maybelline, Claire’s, Kraft Lunchables, Skechers, Lego, DreamWorks: The Wild Robot, Avid Technology, Universal Pictures, American Heart Association and Westpac, among others.

●

Direct to consumer revenue decreased $387,000, or 35%, to $731,000, compared to $1.1 million in the comparable prior year period. The decrease primarily reflects the impact of the sale of our Minehut Assets in the first quarter of 2024, which prior to the sale, also generated direct to consumer Minecraft server related subscription revenues for the Company. Minehut direct to consumer related revenues for the nine months ended September 30, 2023 totaled $401,000.

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

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

●

Cost of revenue decreased $1.9 million, or 42%, relatively consistent with the 38% decrease in related revenues for the quarterly periods presented. The greater than proportional change in cost of revenue was due to the impact of partial delivery under a significant custom integration and platform media revenue contract with a customer that had a higher average direct cost profile, compared to the other programs that generated revenues during the prior year comparable quarter.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

●

Cost of revenue decreased $1.9 million, or 20%, relatively consistent with the 18% decrease in related revenues for the year to date periods presented. The greater than proportional change in cost of revenue was due to the impact of partial delivery under a significant custom integration and platform media revenue contract with a customer that had a higher average direct cost profile, compared to the other programs that generated revenues during the prior year comparable period.

Operating Expense

Refer to the table summarizing our results of operations for the three and nine months ended September 30, 2024 and 2023 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Sales, marketing and advertising	$124	$231	$(107)	(46)%	$378	$631	$(253)	(40)%
Engineering, technology and development	6	14	(8)	(57)%	23	205	(182)	(89)%
General and administrative	226	398	(172)	(43)%	585	1,339	(754)	(56)%
Total noncash stock compensation expense	$356	$643	$(287)	(44)%	$986	$2,175	$(1,189)	(55)%

Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

●

The net decrease in noncash stock compensation expense for the three and nine months ended September 30, 2024 was primarily due to a $162,000 and $302,000, respectively, reduction in noncash stock compensation expense due to the Executive Grant Modifications and Employee Grant Modifications described below, including accelerated vesting due to partial vesting of a portion of the replacement grants in the prior year periods, a $30,000 and $179,000, respectively, decrease due to net reductions in headcount since the end of the prior year period, and a $88,000 and $333,000, respectively, reduction in connection with the granting of the Modified PSUs, with accelerated amortization in the prior year periods, due to the market based vesting conditions and use of a Monte Carlo simulation model and lower grant date fair values reflecting lower stock prices on the applicable grant date, compared to the Original PSUs expensed in the prior year periods.

Modifications to Equity-Based Awards

●

On January 1, 2022, the Company issued 67,500 performance stock units (“Original PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 13,500 PSUs, based on satisfaction of certain market based vesting conditions. The Original PSUs were fully expensed as of June 30, 2023. Noncash stock compensation expense related to the Original PSUs totaled $0 and $298,000 for the three and nine months ended September 30, 2023, respectively.

●

On April 30, 2023, the Board approved the cancellation of the 67,500 Original PSUs previously granted to certain executives (four plan participants in total) under the 2014 Plan (as described above). In exchange for the cancelled Original PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as described at Note 2, elsewhere herein (“Modified PSUs”). Total incremental compensation cost related to the Modified PSUs totaled $540,000 which is recognized prospectively over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the equity awards immediately before and after the modifications. Noncash stock compensation expense related to the Modified PSUs totaled $28,000 and $125,000 for the three and nine months ended September 30, 2024, respectively. Noncash stock compensation expense related to the Modified PSUs totaled $131,000 and $220,000 for the three and nine months ended September 30, 2023, respectively.

●

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees (six plan participants in total) under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”) (collectively, “Modified Executive Grants”). The grant and exercise of the Modified Executive Grants was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting in September 2023. As such, the grant date and the commencement of noncash stock compensation amortization for the Modified Executive Grants was September 7, 2023. Total incremental compensation cost related to the Modified Executive Grants totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which is recognized prospectively over the remaining service period of 3 years. Noncash stock compensation expense related to the Modified Executive Grants totaled $54,000 and $162,000 for the three and nine months ended September 30, 2024, respectively. Noncash stock compensation expense related to the Modified Executive Grants totaled $132,000 for the three and nine months ended September 30, 2023.

●

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees (68 plan participants in total) under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”)(collectively, “Modified Employee Grants”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which is recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Modified Employee Grants totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which is recognized prospectively over the remaining service period of 4 years. Noncash stock compensation expense related to the Modified Employee Grants totaled $39,000 and $135,000 for the three and nine months ended September 30, 2024, respectively. Noncash stock compensation expense related to the Modified Employee Grants totaled $56,000 and $224,000 for the three and nine months ended September 30, 2023, respectively.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Sales, marketing and advertising	$199	$534	$(335)	(63)%	$596	$1,591	$(995)	(63)%
Engineering, technology and development	229	492	(263)	(53)%	736	1,656	(920)	(56)%
General and administrative	182	202	(20)	(10)%	564	584	(20)	(3)%
Intangible asset disposal	-	-	-	-%	-	2,284	(2,284)	(100)%
Total amortization expense	$610	$1,228	$(618)	(50)%	$1,896	$6,115	$(4,219)	(69)%

Amortization expense for the three and nine months ended September 30, 2024 decreased primarily due to a $7.1 million write-down of our partner relationship related intangible assets in the fourth quarter of the year ended December 31, 2023, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The write-down resulted in a $7.1 million decrease in the carrying value of the related intangible assets as of December 31, 2023, and a corresponding decrease in scheduled future quarterly and annual amortization expense for the remaining carrying value of the applicable intangible assets, commencing in the first quarter of 2024 (remaining carrying value totaled $860,000 as of December 31, 2023). Amortization expense related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets, for the three and nine months ended September 30, 2024 totaled $50,000 and $150,000, respectively. Amortization expense related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets, for the three and nine months ended September 30, 2023 totaled $502,000 and $1,506,000, respectively.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, in the second quarter of 2023, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000. Amortization expense for the disposed Bannerfy related intangible assets for the three and nine months ended September 30, 2023 totaled $0 and $201,000, respectively.

Selling, Marketing and Advertising

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

Selling, marketing and advertising expense decreased $764,000, or 24% due primarily to a $335,000, or 63% reduction in amortization expense related to the write-down of our partner relationship related intangible assets as described above, and a $107,000 decrease in selling and marketing personnel related noncash stock compensation expense, as described above.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Selling, marketing and advertising expense decreased $1.5 million, or 17% due primarily to a $1.0 million, or 63% reduction in amortization expense related to the write-down of our partner relationship related intangible assets as described above, and a $253,000 decrease in selling and marketing personnel related noncash stock compensation expense, as described above.

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

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

Engineering, technology and development costs decreased $1.2 million, or 56%, driven primarily by the following:

●

Decrease in cloud services and other technology platform costs totaling $243,000, or 60%, and a decrease in product and engineering personnel expense totaling $662,000, or 61%, reflecting the impact of related personnel and other cost reduction activities, including the sale of our Minehut assets.

●

Decrease in developed technology related intangible asset amortization expense totaling $263,000, or 53% resulting primarily from the write-down of our Microsoft Minecraft Server, and InPvP developed technology related intangible asset as of December 31, 2023.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Engineering, technology and development costs decreased $3.9 million, or 53%, driven primarily by the following:

●

Decrease in cloud services and other technology platform costs totaling $1.2 million, or 64%, and a decrease in product and engineering personnel and noncash stock compensation expense totaling $1.5 million, or 48%, and $182,000, or 89%, respectively, reflecting the impact of related personnel and other cost reduction activities, including the sale of our Minehut assets.

●

Decrease in developed technology related intangible asset amortization expense totaling $920,000, or 56% resulting primarily from the write-down of our Microsoft Minecraft Server, InPvP developed technology and Bannerfy technology related intangible assets, respectively, during the year ended December 31, 2023, as described above.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands) (Unaudited):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Personnel costs	$378	$542	$(164)	(30)%	$1,331	$1,729	$(398)	(23)%
Office and facilities	49	48	1	2%	147	153	(6)	(4)%
Professional fees	228	183	45	25%	799	660	139	21%
Stock-based compensation	227	398	(171)	(43)%	585	1,339	(754)	(56)%
Depreciation and amortization	205	224	(19)	(8)%	621	651	(30)	(5)%
Other	848	876	(28)	(3)%	3,075	2,562	513	20%
Total general and administrative expense	$1,935	$2,271	$(336)	(15)%	$6,558	$7,094	$(536)	(8)%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

For the Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

●	Personnel costs decreased due to headcount reductions in various corporate, general and administrative functions in connection with ongoing cost reduction and optimization activities.

●

Professional fees expense increased due to additional audit and third-party valuation fees incurred in connection with various fiscal year 2023 complex, nonstandard transactions, including the Melon Acquisition and various technical accounting related aspects associated with preferred stock outstanding, and related freestanding-equity instruments.

●

Noncash stock compensation expense included in general and administrative expense decreased primarily due to a $111,000 net reduction in noncash stock compensation expense in connection with the Executive Grant Modification described above, and a $77,000 net reduction in noncash stock compensation expense in connection with the Original PSUs, with an estimated average grant date fair value of $36.16 and which were fully expensed as of September 30, 2023, and the Modified PSUs, with an average grant date fair value of $8.00 and are amortized on an accelerated basis over the implied service period due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award.

For the Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

●	Personnel costs decreased due to headcount reductions in various corporate, general and administrative functions in connection with ongoing cost reduction and optimization activities.

●

Professional fees expense increased in fiscal 2024 due to additional audit and third-party valuation fees incurred in connection with various fiscal year 2023 complex, nonstandard transactions, including the Melon Acquisition and various technical accounting related aspects associated with preferred stock outstanding, and related freestanding equity instruments.

●

Noncash stock compensation expense included in general and administrative expense decreased primarily due to a $150,000 net reduction in noncash stock compensation expense related to restricted stock units issued to a third-party consultant that were fully vested as of December 31, 2023, a $202,000 net reduction in noncash stock compensation expense in connection with the Executive Grant Modification described above, and a $183,000 net reduction due to fully vested equity awards as of the end of the prior year quarter with higher average grant date fair values than equity awards included in expense subsequent to September 30, 2023. The decrease also reflects a $224,000 net reduction in noncash stock compensation expense in connection with the Original PSUs, with an estimated average grant date fair value of $36.16 and which were fully expensed as of September 30, 2023, and the Modified PSUs, with an average grant date fair value of $8.00 and are amortized on an accelerated basis over the implied service period due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award.

●

Other expense increased due to noncash legal settlement expense incurred in connection with the Pioneer Settlement, described above, comprised of $346,000 of noncash expense in connection with the issuance of 275,000 shares of common stock to Pioneer, and the noncash incremental fair value totaling $283,000, related to Pioneer and other AA AIRs, which were modified to include a reduction in exercise price and an extension of the exercise term, as described at Note 6. Other expense also included a $164,000 noncash legal settlement charge related to the adjustment of the estimated fair value (i.e. mark-to-market), as of the issuance date, for common stock issued pursuant to the Note Holder Settlement Agreement, as described above. The increase was partially offset by a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities.

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

The change in accrued Super Biz Contingent Consideration and the related income statement impact for the periods presented was comprised of the following (dollars in thousands) (Unaudited):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,765	$709	$1,670	$3,206
Accrued contingent consideration(3)	-	351	142	1,073
Change in fair value(3)	-	(63)	(9)	141
Contingent consideration Payments(2)	-	-	(38)	(3,423)
Issuance of Super Biz Note (as described below)	(1,765)	-	(1,765)	-
Accrued contingent consideration(1)	$-	$997	$-	$997

(1)

As of September 30, 2024, reflects the cash portion of the Super Biz Second Earn Out Period related contingent consideration payable. As of September 30, 2023, the accrual included 16,636 shares of common stock valued at $1.74 the closing price of our common stock as of the applicable period end date.

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

Contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The fair value of the Melon Contingent Consideration on the valuation date was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs. Assumptions utilized in connection with utilization of the Monte Carlo simulation model as of September 30, 2024 included a risk free interest rate of 4.79%, a volatility rate of 70%, a closing stock price of $2.15 and a discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the condensed consolidated statement of operations for the applicable periods present was comprised of the following (dollars in thousands) (Unaudited):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Beginning balance	$336	$1,432	$538	$-
Contingent Consideration – Initial accrual – May 2023	-	-	-	1,350
Change in fair value(3)	(68)	(750)	(148)	(668)
Contingent consideration payments (2)	-	-	(122)	-
Accrued contingent consideration(1)	$268	$682	$268	$682

(1)	As of September 30, 2024, the accrual for the Second Earn Out Period included 84,211 shares of common stock valued at $0.62, the closing price of our common stock as of September 30, 2024.

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

Change in Fair Value of Warrant Liability

Series AAA Junior -3 and Series AAA Junior – 4 Warrants

The Series AAA Junior-3 and Series AAA Junior-4 subscription agreements entered into in September 2024, included the sale of an aggregate of 1,096 units (the “Units”), each Unit consisting of (i) one share of newly designated Series AAA-3 Junior Convertible Preferred Stock or Series AAA-4 Junior Convertible Preferred Stock, as reflected in the table above, and (ii) a warrant to purchase 1,000 shares of the Company’s common stock (the “September 2024 Series AAA Junior Investor Warrants”), at a purchase price of $1,000 per Unit, for aggregate gross proceeds to the Company of approximately $1,096,000.

The Investor Warrants are exercisable at $1.00 per share at the option of the holder, subject to adjustment, are exercisable immediately upon issuance and expire three years from the respective issue dates of the Units, subject to certain beneficial ownership limitations. The Investor Warrants contain customary adjustments in the event of stock splits, stock dividends and other corporate events, and contain price-based anti-dilution protections. Any price-based anti-dilution adjustments are conditioned on, and subject to, Stockholder Approval.

The September 2024 Series AAA Junior Investor Warrant agreements also contain a provision that states that, upon exercise of the warrant by an investor, if for any reason the company fails to deliver the shares by the settlement date, the investor can require the company to make a cash payment (“Buy-In Provision”). The cash payment would be based on the amount (if any) that the investor lost by having to purchase shares in the open market because of the company’s failure to deliver the shares.

As a result of the Buy-In Provision, the ability to deliver shares upon exercise of the Investor Warrants in every circumstance is generally not within the control of the Company as contemplated by the accounting standards, and thus, a partial cash settlement may be required outside of the Company’s control. As such, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Refer to the table below.

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$-	$-	$-	$-
Initial fair value of warrant liability – grant date(1)	346,000	-	346,000	-
Change in fair value	14,000	-	14,000	-
Subtotal - fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	360,000	-	360,000	-

Placement Agent Warrants:
Beginning balance	$665,000	$1,764,000	$1,571,000	$-
Initial fair value of warrant liability – grant date(1)	134,000		134,000	2,804,000
Change in fair value	(212,000)	(1,512,000)	(1,118,000)	(2,552,000)
Subtotal - fair value of warrant liability – Placement Agent Warrants	587,000	252,000	587,000	252,000
Total fair value of warrant liability	$947,000	$252,000	$947,000	$252,000

(1)	Estimated fair value on the date of issuance.

Interest Expense

Interest expense for the three and nine months ended September 30, 2024 was primarily comprised of interest paid or accrued in connection with the SLR Facility, totaling $19,000 and $52,000, respectively, and accrued interest expense in connection with the Super Biz Note issued in August 2024, as described below, totaling $25,000 and $25,000, respectively.

Loss on Extinguishment of Liability

In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding, with a principle amount totaling approximately $1.8 million, whereby the Company is obligated to pay the outstanding contingent consideration on the following repayment terms (“Super Biz Note”).

Interest accrues on the outstanding principal at the rate of 8.5% per annum, and accrues until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date.

In addition, in connection with the issuance of the Super Biz Note, during the period commencing January 2, 2025 and concluding on January 6, 2025, the Company will issue 98,438 shares of the Company’s common stock to the Founders, valued at $336,000, based on the closing price of our common stock on the date of issuance of the promissory note.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a gain on extinguishment totaling $336,000 was recorded in the statement of operations, and credited to additional paid in capital (included in “Other” in the consolidated statement of stockholder’s equity), for the three and nine months ended September 30, 2024, primarily comprised of the fair value of the 98,438 shares of restricted stock (based on closing price of our common stock on the date of issuance of the Super Biz Note) to be issued, as described above.

The default interest provision included in the Super Biz Note represents an embedded derivative with a fair value of $171,000 as of August 1, 2024, the date of issuance of the Super Biz Note. The fair value of the derivative liability is included in the September 30, 2024 balance sheet under the caption “Promissory note – contingent consideration,” and is required to be marked to market at each balance sheet. The change in fair value of the derivative liability was not material for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $0.3 million and $7.6 million at September 30, 2024 and December 31, 2023, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses, including significant noncash charges, as reflected in the summary condensed consolidated results of operation above, and had an accumulated deficit of $263.7 million as of September 30, 2024. Net cash used in operating activities for the nine months ended September 30, 2024 totaled $8.2 million.

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

Management’s Plans

In September 2024, the Company announced the iR Transaction as described above.

On October 24, 2024, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with a certain accredited investor for the registered direct offering of an aggregate of 1,136,364 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $0.88 per Share (the “Registered Direct Offering”).  The Registered Direct Offering close on or about October 25, 2024, subject to the satisfaction of customary closing conditions in the Purchase Agreement, and resulted in gross proceeds to the Company of approximately $1.0 million.

On November 8, 2024 (the “Effective Date”), the Company and its subsidiary, InPVP, LLC (“Subsidiary”), entered into a Business Loan and Security Agreement (the “Agile Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (“Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile Note”). Pursuant to the Agile Loan Agreement: (i) the Agile Note matures 28 weeks from the Effective Date; (ii) carries an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the Applicable Rate plus five percent. The Company is required to repay all the obligations due under the Agile Loan Agreement and the Agile Note in 28 equal payments of $93,821.43, with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date. The proceeds received from the Agile Note will be used to fund general working capital needs. For more information on the Agile Loan Agreement and the Agile Note, refer to Note 8 of the accompanying financial statements.

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

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes the change in cash balances for the periods presented (dollars in thousands) (Unaudited):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(8,160)	$(14,090)
Net cash used in investing activities	(457)	(658)
Net cash provided by financing activities	1,297	13,406
(Decrease) increase in cash	(7,320)	(1,342)
Cash and cash equivalents, at beginning of period	7,609	2,482
Cash and cash equivalents, at end of period	$289	$1,140

Cash Flows from Operating Activities.

Net cash used in operating activities during the nine months ended September 30, 2024, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $986,000, depreciation and amortization charges of $2.0 million, gain on disposal of intangible assets of $(144,000), net changes in fair value of certain liabilities of ($1.3 million), noncash legal settlement charges of $724,000, noncash loss on extinguishment of debt of $336,000 and net changes in working capital of $525,000. Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

Net cash used in operating activities during the nine months ended September 30, 2023, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $2.2 million, depreciation and amortization charges of $3.9 million, disposal of intangible asset charges of $2.3 million, net changes in fair value of certain liabilities of ($3.1 million) and net changes in working capital of ($2.4 million). Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course and the payment of the cash portion of the Super Biz Contingent Consideration, as described above.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Nine Months Ended September 30,
	2024	2023
Cash paid in connection with Melon Acquisition	$-	$(150)
Purchase of property and equipment	(23)	(8)
Capitalization of software development costs	(434)	(483)
Other intangible assets	-	(17)
Net cash used in investing activities	$(457)	$(658)

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Nine Months Ended September 30,
	2024	2023
Proceeds from issuance of preferred stock, net of issuance costs	$2,129	$12,060
Proceeds from issuance of common stock, net of issuance costs		1,885
Payments on convertible notes	-	(539)
Contingent consideration payments – Melon Acquisition	(32)	-
Advances from accounts receivable facility	1,033	-
Payments on accounts receivable facility	(1,833)	-
Net cash provided by financing activities	$1,297	$13,406

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

The SLR Agreement is effective for 24 months from the Facility Effective Date (the “Term”), automatically extends for successive Terms (each, a “Renewal Term”), and the Borrowers’ are obligated to pay the Lender an early termination fee in the event the SLR Agreement is terminated under certain circumstances prior to the end of any Term or Renewal Term, as more specifically set forth in the SLR Agreement.

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

Convertible Preferred Stock

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of newly designated series of Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, as follows (rounded to the nearest thousand, except share and per share data) (Unaudited):

		Preferred Stock				Proceeds			Conversion Shares - Common Stock			Other
Series Designation	Closing Date	Conversion Prices(2)(3)(4)	Shares Purchased/ Issued in Exchange(6)	Conversions / Exchanges	Outstanding - September 30, 2024	Gross Proceeds	Fees	Net Proceeds	Original	Conversions/ Exchanges(5)	September 30, 2024	Placement Agent Warrants(1)
A	November 22, 2022	$12.40	5,359	(4,919)	440	$5,359,000	$697,000	$4,662,000	432,000	(397,000)	35,000	62,000
A-2	November 28, 2022	$13.29	1,297	(834)	463	1,297,000	169,000	1,128,000	98,000	(63,000)	35,000	14,000
A-3	November 30, 2022	$13.41	1,733	(1,418)	315	1,733,000	225,000	1,508,000	129,000	(106,000)	23,000	18,000
A-4	December 22, 2022	$7.60	1,934	(1,554)	380	1,934,000	251,000	1,683,000	254,000	(204,000)	50,000	36,000
A-5	January 31, 2023	$11.09	2,299	(1,519)	780	2,299,000	299,000	2,000,000	207,000	(137,000)	70,000	30,000
AA	April 19, 2023	$9.43/$1.89	7,680	(3,981)	3,699	7,680,000	966,000	6,714,000	4,072,000	(2,111,000)	1,961,000	114,000
AA-2	April 20, 2023	$10.43/$2.09	1,500	(1,500)	-	1,500,000	130,000	1,370,000	719,000	(719,000)	-	13,000
AA-3	April 28, 2023	$9.50/$1.90	1,025	(1,000)	25	1,025,000	133,000	892,000	539,000	(526,000)	13,000	15,000
AA-4	May 5, 2023	$9.28/$1.86	1,026	(526)	500	1,026,000	133,000	893,000	553,000	(283,000)	270,000	16,000
AA-5	May 26, 2023	$10.60/$2.12	550	(500)	50	550,000	72,000	478,000	259,000	(236,000)	23,000	7,000
AAA	November 30, 2023	$1.67	9,388	(1,513)	7,875	9,388,000	645,000	8,743,000	5,608,000	(904,000)	4,704,000	466,000
AAA-2	December 22, 2023	$1.71	5,334	(2,126)	3,208	5,334,000	357,000	4,977,000	3,119,000	(1,243,000)	1,876,000	452,000
AAA-Junior	June 26, 2024	$1.25	1,210	-	1,210	1,210,000	145,000	1,065,000	968,000	-	968,000	140,000
AAA-Junior - 2	July 10, 2024	$1.25	551	-	551	551,000	66,000	485,000	441,000	-	441,000	64,000
AAA-Junior - 3	September 20, 2024	$1.25	697	-	697	697,000	84,000	613,000	558,000	-	558,000	81,000
AAA-Junior - 4(7)	September 30, 2024	$1.25	399	-	399	399,000	48,000	351,000	319,000	-	319,000	46,000
			41,982	(21,390)	20,592	$41,982,000	$4,420,000	$37,562,000	18,275,000	(6,929,000)	11,346,000	1,574,000

(1)

Pursuant to the terms of the Placement Agent Agreements, we agreed to issue to the Placement Agent, following the final closing under the individual Preferred Stock Offerings (effective as of the respective individual series closing dates), five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the respective series of Convertible Preferred Stock sold in the respective Preferred Stock Offering, at an exercise price equal to the applicable Preferred Stock Offering conversion price.

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

(4)

The triggering of the Down Round Feature for the Series AA Preferred Stock, occurring in August 2023, resulted in a deemed dividend totaling $6,446,000, which was charged to retained earnings in the September 30, 2023 consolidated balance sheet.

(5)	As adjusted to reflect reduction in conversion prices as a result of the Series AA Down Round Feature, described below.
(6)	Series AAA and Series AAA-2 totals include 4,011 and 2,356 preferred shares, respectively, issued in connection with the Exchange Agreements described below.
(7)	A portion of the proceeds received subsequent to September 30, 2024. Receivable totaling $300,000 included in additional paid in capital as of September 30, 2024.

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

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of September 30, 2024, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of September 30, 2024 we maintain approximately 3,200 square feet of office space, 1,650 square feet of which is on a month-to-month basis, and 1,550 square feet of which is subject to a two-year lease, commencing on August 1, 2021.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three and nine months ended September 30, 2024 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Designation of Preferences Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 2, 2024.

3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 16, 2024

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-3 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 23, 2024

3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K, filed on September 23, 2024

3.5	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Preferred Stock	Exhibit 3.3 to the Current Report on Form 8-K, filed on September 23, 2024

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-4 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed October 1, 2024

10.1**	Form of Series AAA Junior Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2024.

10.2**	Form of Series AAA Junior Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed on July 2, 2024

10.3	Placement Agency Agreement, dated June 3, 2024, by and between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.1 to the Current Report on Form 8-K, filed on July 16, 2024

10.4	Form of Series AAA Junior Placement Agent Warrant	Exhibit 10.2 to the Current Report on Form 8-K, filed on July 16, 2024

10.5	Placement Agency Agreement, dated August 23, 2024, by and between Super League Enterprise, Inc., and Aegis Capital Corporation, as amended on August 29, 2024

10.6**	Form of Series AAA-3 Junior Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on September 23, 2024

10.7**	Form of Series AAA-3 Junior Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed on September 23, 2024

10.8	Form of Investor Warrant	Exhibit 10.3 to the Current Report on Form 8-K, filed on September 23, 2024

10.9	Form of Series AAA-3 Junior Placement Agent Warrant	Exhibit 10.4 to the Current Report on Form 8-K, filed on September 23, 2024

10.10	Binding Term Sheet, dated September 30, 2024, between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.1 to the Current Report on Form 8-K, filed on October 4, 2024

10.11	Equity Exchange Agreement, dated September 30, 2024, by and between Super League Enterprise, Inc., and Infinite Reality, Inc,	Exhibit 10.2 to the Current Report on Form 8-K, filed on October 4, 2024

10.12	Form of Securities Purchase Agreement, dated October 24, 2024	Exhibit 10.1 to the Current Report on Form 8-K, filed on October 25, 2024

10.13	Amended and Restated Equity Exchange Agreement, dated October 29, 2024, by and between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.1 to the Current Report on Form 8-K, filed on October 29, 2024

10.14	Unsecured Promissory Note, dated August 1, 2024, issued to Sam Drozdov by Super League Enterprise, Inc.

10.15	Unsecured Promissory Note, dated August 1, 2024, issued to Bloxbiz Co. by Super League Enterprise, Inc.

10.16	Unsecured Promissory Note, dated August 1, 2024, issued to Ben Khakshoor by Super League Enterprise, Inc.

10.17	Business Loan Agreement, dated November 8, 2024, by and among Super League Enterprise, Inc., InPVP, LLC, Agile Capital Funding, LLC, and Agile Lending, LLC

10.18	Confessed Judgment Secured Promissory Note, dated November 8, 2024, issued by Super League Enterprise, Inc. and InPVP, LLC, to Agile Lending, LLC

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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
Date: November 14, 2024