Form 10-K
period 2024-12-31
Super League Enterprise, Inc.
filed 2025-03-31
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-38819

SUPER LEAGUE ENTERPRISE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1990734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2856 Colorado Ave.

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant's second fiscal quarter was approximately $5,695,000.

As of March 28, 2025, there were 17,776,170 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Super League Enterprise, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2025.

References in this Annual Report on Form 10-K

References to “Super League Enterprise, Inc.,” “Super League,” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc.

References to “the Board” and “our Board” mean the Board of Directors of Super League Enterprise, Inc.

References to the “SEC” refer to the U.S. Securities and Exchange Commission.

References to Fiscal Year 2024 mean the year ended December 31, 2024. References to Fiscal Year 2023 mean the year ended December 31, 2023. References to Fiscal Year 2021 mean the year ended December 31, 2021.

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

AVAILABLE INFORMATION

Our Internet address is www.superleague.com. At our Investor Relations website, ir.superleague.com, we make available free of charge a variety of information for investors.

PART I

Item 1. Business

Overview

Super League Enterprise, Inc. (Nasdaq: SLE) (“Super League,” the “Company,” “we,” “us” or “our”) is redefining how brands connect with consumers through the power of playable media. Through solutions within mobile games and the world’s largest immersive gaming platforms, Super League provides global brands with ads, content, and experiences that are not only seen – they are played, felt, and remembered. Boasting an award-winning development studio, a vast network of native creators, and proprietary engagement technology, Super League is a one-of-a-kind partner for brands looking to stand out in culture, spark loyalty, and drive meaningful impact. In a world where attention is earned, Super League makes brands relevant - by making them playable.

We generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, and virtual collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party interactive and video content. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business.

Our Strategy

We believe that video gaming and virtual world platforms are where consumers will continue to spend material amounts of time, making it increasingly important for global brands and intellectual property owners to prioritize in-game and in-world marketing and advertising programs. In an attention economy dominated by the continued blending of physical-and-digital lives and smarter, more immersive screens, consumers are increasingly responsive to more customized and personalized advertising content that fits naturally with the activities they most enjoy. For brands, the next generation of consumer engagement will achieved be through targeted solutions that meet this consumer expectation.

With strong roots in open gaming platforms where interactive worlds were first spawned, we believe our success is in the creation, growth, and monetization of playable digital advertising content and interactive experiences across mobile games and immersive platforms. Super League’s vision is to be the most comprehensive provider of products and creative, tech-driven solutions that deliver superior levels of consumer engagement and measurable business outcomes for brands within the playable media category.

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

Industry

According to Statista (2024), there are over 3 billion gamers on the planet and more than 600 million monthly active users in metaverse (2025), open-world game platforms, namely Roblox, Minecraft and Fortnite. Generation Z spends 7.2 hours per week hanging out with friends in immersive spaces, two times more than in real life per the Newzoo Gen Z & Alpha report (2022), which is relevant to advertisers. Per Newzoo (2022), immersive content warrants a 252% higher engagement rate, and 33% of 13 to 39 year olds say their virtual life influences their real-world life interests. Not only has there been a massive audience shift, but it is also taking a disproportionate amount of this next generation consumer’s time with the Roblox users averaging 144 minutes per day of play vs. the next closest social media channel, Tik Tok, averaging 95 minutes per day of usage.

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

Our dynamic media technology, both in the size of monetizable ad products and the creator tool suite, was materially expanded with the acquisitions of Bloxbiz Co. (doing business as, and hereinafter referred to as “Super Biz”) during Fiscal Year 2021. In addition to Super League’s original owned and operated consumer reach, including, but not limited to, Minehut (refer to “Sale of Minehut” below), and our Roblox partner game worlds, advertisers are able to reach tens of millions of monthly metaverse players in-game through our distributed game world network and hundreds of millions of viewers through our amplified programs with influencers distributed across social media channels including YouTube, TikTok and Instagram. This, coupled with custom brand integrations and content, powerful campaign analytics and insights and compliance, offers an immersive and high-performing marketing channel for brands and advertisers. Specifically, our turnkey metaverse ad products are a progressive and differentiated way for advertisers to embed natively into games through interactive 3-D characters, pop-up shops, and catalogues, to name a few, to access their target audience by enhancing the gaming experience without interrupting the play itself. These are high-performing media products offering a best-in-class benchmark for in-game advertising. For example, we ensure viewability with advanced technology that observes if ads are on screen, unobstructed, meet a screen coverage threshold, and other requirements set by Interactive Advertising Bureau (“IAB”) which translates into our premium CPM business model.

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

Our Corporate Values and Company Culture

Super League is a creator-first company, a credo embraced by every employee. We are committed to empowering our creators, energizing our players and entertaining fans through our vibrant and immersive gameplay experiences, innovative creator tools and viewing entertainment. Because we have successfully built our own metaverse gaming worlds and content network over the course of several years, we deeply understand the ecosystem of players and creators and what it takes to help brands and advertisers navigate this new digital social channel in an authentic and engaging way. Our corporate brand values are:

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

Employees and Labor Relations

As of December 31, 2024, we had 75 full-time and full-time equivalent employees. Additionally, we may enter into service agreements with independent contractors, on an as-needed basis, to perform certain services. As of December 31, 2024, three of our full-time employees were subject to fixed-term employment agreements with us, and all other employees served at-will pursuant to the terms set forth in their offer letters.

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

Risks Relating to our Indebtedness

●

We have incurred a significant amount of indebtedness, and may incur additional indebtedness in the future, which could impair our liquidity and harm our business, results of operations and financial condition;

●	If we incur additional debt, it could further increase the risks associated with our leverage and exacerbate the risks described herein;

●

restrictive covenants in the agreements governing our indebtedness may limit our financial and operational flexibility, and our indebtedness is secured by a first-priority lien against substantially all of our assets;

●	we may not generate sufficient cash to service our indebtedness;

●	repayment of our indebtedness is dependent in part on cash flow generated by our subsidiaries; and

●	we may be unable to refinance our indebtedness, and if we do, such terms may not be favorable to us.

Governance Risks and Risks Related to Our Common Stock

●	Pursuant to notices received by Nasdaq, our common stock may be delisted from the Nasdaq Capital Market, and if our Common Stock is delisted, such event is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing;

●	provisions of Delaware law and our certificate of incorporation and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us;

●	low trading volume of our common stock;

●	the volatility of the trading price of our common stock;

●	our policy of not paying cash dividends on our common stock;

●	lessened disclosure requirements due to our status as an smaller reporting company; and

●	ineffective internal controls could have a material adverse effect on our business, financial conditions, and results of operations; and

●	increased share-based compensation expense due to granted equity awards.

Risks Related to Artificial Intelligence and Machine Learning

●	Integration of artificial intelligence (“AI”) into our operations could adversely affect our business;

●	issues in the use of AI or machine learning (“ML”) in our operations may result in reputational harm or liability;

●	we currently do not incorporate AI or ML into our products, although some of our competitors do, which could adversely affect our business and profitability; and

●	issues relating to the use of AI and/or ML may result in increased regulation and costs to comply with such regulations.

General Risk Factors

●	actual or threatened epidemics, pandemics, outbreaks, or other public health crises;

●	changes in the state of the U.S. economy and a return to volatile or recessionary conditions; and

●	risks generally associated with the entertainment industry.

Risks Related to Our Business and Industry

We have incurred significant losses since our inception, and we may continue to experience losses in the future.

The Company incurred net losses as disclosed in the accompanying consolidated statements of operations for the periods presented. Fiscal Years 2024 and 2023 included noncash stock compensation, amortization and impairment charges totaling $3.8 million and $17.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $270.0 million. We cannot predict if we will achieve profitability soon or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

We are experiencing a severe cash shortage and without sufficient additional financing we may not be able to execute our business strategy and may be required to cease operations.

As of December 31, 2024, our cash and cash equivalents amounted to $1.3 million. Our revenue for the three-month period ended December 31, 2024, was approximately $3.5 million, and we have been reliant upon proceeds from prior financings (in addition to the revenue from our operations) to fund our operations. If we do not continue to raise capital until we generate sufficient cash flow from operations to fund our operations and cover our working capital deficit, we may be required to discontinue or further substantially modify our business. We cannot be certain that additional proceeds from any offering or other financings that we may undertake will be available to us when required, if at all. The failure to raise necessary funds will have a material adverse effect on our business, financial condition, operating results and prospects.

Our auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, indicating that our recurring losses from operations and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain profitability or improve our liquidity position, we may not be able to continue as a going concern.

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

We may not be able to sustain our growth, effectively manage our anticipated future growth or implement our business strategies.

We have a limited operating history as a leading creator and publisher of content experiences and media solutions across the world’s largest immersive platforms and have experienced growth during certain of the periods presented herein due, in large part, to the acquisitions we completed during Fiscal Year 2023 and Fiscal Year 2021. However, recent growth rates may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have organically or following the completion of our recent acquisitions and we may not achieve our expected results, all of which may have a material and adverse impact on our financial condition and results of operations.

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our future growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including our direct to consumer offerings, attract and retain competitive gamers and creators, increase engagement, continue developing innovative technologies, and experiences in response to shifting demand in open world gaming, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of a leading position as a creator and publisher of content experiences and media solutions across the world’s largest immersive platforms. The market for gaming-related content has grown significantly in recent years and continues to rapidly develop, which may present significant challenges. Our business relies upon our ability to cultivate and grow a robust community of developers and creators and audience members, and our ability to successfully monetize such community through advertising and direct to consumer opportunities. In addition, our continued growth depends, in part, on our ability to respond to rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices.

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

We generate a significant portion of our revenues from advertising on existing digital platforms and within our owned and operated platforms, which we expect to further develop and expand in the near future as online viewership across platforms continues to expand. Our revenues from advertising and sponsorship partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the gaming and content streaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our platform. If the online advertising and sponsorship market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising and sponsorship revenue and our profitability and prospects may be materially and adversely affected.

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

For Fiscal Years 2024 and 2023, two customers accounted for 20% and one customer accounted for 14% of revenue, respectively. At December 31, 2024, three customers accounted for 45% of accounts receivable. At December 31, 2023, three customers accounted for 55% of accounts receivable. At December 31, 2024, two vendors accounted for 21% of accounts payable. At December 31, 2023, two vendors accounted for 37% of accounts payable.

The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

Our marketing and advertising efforts may fail to resonate with gamers and creators.

Our service offerings are or may be marketed through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with our user community including via email, blogs and other electronic means. An increasing portion of our marketing activity is taking place on social media platforms that are either outside, or not totally within, our direct control. Changes to user preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact our ability to reach target users and creators. Our ability to market our service offerings is dependent in part upon the success of these programs. If the marketing for our service offerings fails to resonate and expand with both the gamer and metaverse community, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

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

The size and engagement level of our users are critical to our success and are closely linked to the quality and popularity of the game publishers with which we have licenses and the platforms on which we operate. Game publishers on our platform, including those who have entered into license agreements with us, may leave us for other gaming platforms which may offer better competition, and terms and conditions than we do. Furthermore, we may lose our licenses with certain game publishers if we fail to generate the number of gamers and creators expected by such publishers. In addition, if popular game publishers cease to license their games to us, or our activities fail to attract gamers and creators, we may experience a decline in gamer traffic, direct to consumer opportunities and engagement, which may have a material and adverse impact on our results of operations and financial conditions. Platforms on which we operate may modify or restrict our access to their platforms.

If we fail to license “hit” games or any of our existing licensed game publishers with which we currently have a license decide to breach the license agreement or choose not to continue with us once the term of the license agreement expires, or if platforms on which we operate modify or restrict our access, the popularity of our experiences and content generated across platforms may decline and the number of our users and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

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

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels for which we may distribute our content, including Twitch, YouTube and ESL.tv. Our success also depends on our ability to accurately predict which channels and platforms will be successful with the online gaming community, our ability to develop commercially successful content and distribute such content, and our ability to effectively manage the transition of our users and creators from one generation or demographic to the next. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our live and on-demand content on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and users and creators away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing is lower than our expectations, we may be unable to fully recover the investments we have made, and our financial performance may be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

If we fail to maintain and enhance our brand/or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

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

Rapid technology changes require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in both the content-creation and delivery market, social media markets, and the metaverse gaming market. We have invested, and in the future may invest, in new business strategies including within metaverse gaming, a direct to consumer model, technologies, products, or games or first-tier game titles to continue to persistently engage the user and deliver the best user experience. For example, if we are unable to react quickly to new technology trends—for example the continued growth of generative Artificial Intelligence (“AI”) solutions which disrupts the ways developers create experiences or may disrupt the way users consume virtual goods—it may harm our business and results of operation. Further, social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand/or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI.

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

We may provide access to offerings within our platform that are subscription-based. While we intend for these efforts to generate increased recurring revenues from our existing user base, they may cause users to decrease their overall spend on our platform. Our ability to attract and retain users of paid subscription services will depend in part on our ability to consistently provide subscribers with a quality experience. If our users do not perceive these offerings to be of value, or if we introduce new or adjust existing features or pricing in a manner that is not favorably received by them, we may not be able to attract and retain subscribers or be able to convince users to become subscribers of such additional service offerings, and we may not be able to increase the amount of recurring revenue from our user base. Subscribers may cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to reduce household expenses, competitive services that provide a better value or experience or as a result of changes in pricing. If our efforts to attract and retain subscribers are not successful, our business, operating results, and financial condition may be adversely impacted.

We have seen the growth rate of our users fluctuate and expect it to continue to change over time. If we fail to retain users or add new users, or if our users decrease their level of engagement with our platform, revenue, bookings, and operating results will be harmed.

We believe we have successfully iterated our business model through market insights, and our organic and inorganic growth to establish scale and ultimately drive our monetization strategies. Our strong and growing product-market fit currently reaches over 100 million monthly unique players in Roblox, Minecraft and Fortnite and generates over one billion monthly impressions. We view our key performance Indicators (“KPIs”) as a critical measure of our user engagement, and adding, maintaining, and engaging users has been and will continue to be necessary to our continued growth. Our KPI growth rate has fluctuated in the past and may slow in the future due to various factors. As COVID-19 related shelter-in-place orders lifted and children returned to school, we saw growth rates moderate in certain markets. Other factors including: the introduction of new experiences on our platform, higher market penetration rates, and competition from a variety of entertainment sources for our users and their time could also cause our growth rates to fluctuate. For example, while our KPIs have grown on a quarterly basis for the last several years, there have been months where they have not or have grown at a slower pace, often due to seasonal or other factors. Seasonal factors may have been impacted by the COVID-19 pandemic and we expect that seasonality could again cause user activity to decrease, including below historical levels as the impacts of the COVID-19 pandemic moderate. In addition, our strategy seeks to expand the age groups and geographic markets that make up our users, and if and when we achieve maximum market penetration rates among any particular user cohort overall and in particular geographic markets, future growth in KPIs will need to come from other age or geographic cohorts in other markets, which may be difficult, costly or time consuming for us to achieve. Accessibility to the internet and bandwidth or connectivity limitations as well as regulatory requirements, may also affect our ability to further expand our user base in a variety of geographies. If our KPI growth rate slows or becomes stagnant, or we have a decline in KPIs, or we fail to effectively monetize users in certain geographic markets, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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

We may also discover liabilities, deficiencies, or other claims associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, we may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or other strategic transaction, including tax and accounting charges which could be recognized as a current period expense. Furthermore, it generally takes several months after the closing of an acquisition to finalize the purchase price allocation. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which would affect our consolidated balance sheet and could significantly harm our business. Acquisitions or other strategic transactions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our consolidated balance sheet upon closing. Any of these factors may adversely affect our financial condition or results of operations.

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

Risks Relating to our Indebtedness

We have a significant amount of fixed obligations and indebtedness and we have incurred, and may incur in the future, significant additional debt, that could impair our liquidity and thereby harm our business, results of operations and financial condition.

As of December 31, 2024, we have an aggregate principal amount of indebtedness of approximately $4.7 million, which consists of borrowings under (i) that certain Business Loan and Security Agreement with Agile Capital Funding, LLC, and Agile Lending, LLC (the “Agile Agreement”), (ii) that certain Note Purchase Agreement with a non-employee member of the board of directors of the Company (the “Director Agreement”), (iii) that certain unsecured promissory note issued by the Company to the Founders (as defined at Note 5, “Acquisitions” elsewhere herein) in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding and (iv) that certain Financing and Security Agreement with SLR Digital Finance, LLC (the “SLR Agreement”, and collectively with the Agile Agreement and Director Agreement, the “Loan Agreements”). In addition, we have entered into additional debt agreements as described at Note 12 to the consolidated financial statements.

Our ability to pay the fixed and other costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, market volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. From time to time and subject to market conditions and any applicable contractual requirements, we may refinance portions of our debt, including our debt maturing in 2025, which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. The amount of our fixed obligations, our obligations under our other debt arrangements, and the related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

●

require a substantial portion of cash flow from operations for payments of principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●

limit our ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other expenses, or to refinance existing indebtedness;

●

make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to have insufficient cash flows from operations to make our scheduled payments, increasing our vulnerability to downturns and adverse developments;

●

reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with fewer fixed payment obligations or which are subject to fewer limitations or restrictions; and

●	limit our ability to pay dividends and repurchase shares.

A failure to pay our debt and other fixed cost obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease or debt payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

Despite our current indebtedness levels, we may incur additional indebtedness in the future, which could further increase the risks associated with our leverage and exacerbate the risks described above, especially in the current interest rate environment.

We may be able to incur substantial additional indebtedness in the future, subject to compliance with certain covenants in the Loan Agreements. While our debt agreements do prohibit us from incurring additional unsecured indebtedness or certain secured indebtedness (subject to certain carve-outs as specified in the underlying agreements), our creditors can waive such prohibitions. If our creditors agree to waive such prohibitions and such additional indebtedness is incurred in the future, our debt service obligations will increase. The more leveraged we become, the more we will be exposed to the risks created by our current substantial indebtedness.

To the extent that the terms of our current or future debt agreements would prevent us from incurring additional indebtedness, we may be able to obtain amendments to those agreements that would allow us to incur such additional indebtedness, and such additional indebtedness could be material. Should we incur additional debt or such other obligations, the risks associated with our substantial debt described herein, including our possible inability to service and meet our debt or other obligations, would increase.

Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our operating costs would increase, which could reduce our net income.

For additional information, refer to Note 6, “Debt” elsewhere herein.

Restrictive covenants in our Loan Agreements may limit our financial and operating flexibility, which may adversely affect our business and liquidity. Furthermore, the Loan Agreements provide our lenders with a first-priority lien against substantially all of our assets which, in the event of a default, would adversely affect our results of operations

The Loan Agreements governing our indebtedness contain certain restrictions, which may have adverse effects on our business, financial condition or results of operations. Such restrictions include a number of covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness, materially change our business, convey, sell, lease, transfer or dispose of the business or our property, except under certain circumstances, merge or consolidate with other companies or acquire other companies, create or incur liens, pay any dividends on our common stock, make certain investments and engage in certain other activities. As a result of these restrictions, we may be limited in how we conduct our business, in our ability to compete effectively or in our ability to implement changes or take advantage of business opportunities-including by making strategic acquisitions, investments or alliances, restructuring our organization or financing capital needs-that would be in our interest. We may also be unable to raise additional indebtedness or equity financing to operate during general economic or business downturns.

While we were in compliance with our debt covenants as of December 31, 2024, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the Loan Agreements could result in an event of default under the agreement, which would give the lender the right to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our Loan Agreements were to be accelerated, we will likely not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which would adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.

Any of the foregoing actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We have substantial indebtedness and may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy the obligations under our indebtedness, which may not be successful.

Our earnings and cash flow could vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments at that time. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt obligations. Many of these factors, such as access to capital, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control as discussed in this “Risk Factors” section. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Payment of interest on, and repayment of principal of, our indebtedness is dependent in part on cash flow generated by our subsidiaries.

Payment of interest on, and repayment of, principal of our indebtedness will be dependent in part upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness. In addition, any payment of interest, dividends, distributions, loans, or advances by our subsidiaries to us could be subject to restrictions on dividends or repatriation of distributions under applicable local law, monetary transfer restrictions, and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate or under arrangements with local partners. Furthermore, the ability of our subsidiaries to make such payments of interest, dividends, distributions, loans, or advances may be contested by taxing authorities in the relevant jurisdictions.

We may be unable to refinance our debt on terms favorable to us or at all, which would negatively impact our business and financial condition.

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. While we may refinance all or some of our indebtedness before it matures, there can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing will be on terms as favorable to us as the terms of the maturing indebtedness or, if the indebtedness cannot be refinanced, that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on our maturing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. If we are unable to refinance our indebtedness at or before maturity or otherwise meet our payment obligations, our business and financial condition will be negatively impacted, and we may be in default under our indebtedness. Any default under our Loan Agreements would permit lenders to foreclose on our assets, which may also result in the acceleration of that indebtedness.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Governance Risks and Risks Related to our Common Stock

We received a notice from Nasdaq that our common stock may be delisted from trading on the Nasdaq Capital Market if we fail to comply with the continued listing requirements, including the minimum bid price requirement and annual meeting requirement. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

We are required to comply with certain Nasdaq continued listing requirements, including a minimum bid price for our common stock, as well as a series of financial tests relating to stockholder equity, market value of listed securities and number of market makers and stockholders. If we fail to maintain compliance with any of those requirements, our common shares could be delisted from Nasdaq.

On January 2, 2025, we received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). On January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complies with Listing Rule 5620(a) (the “Annual Meeting Rule”) since it did not hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2023.

The Company intends to monitor the closing bid price of its Common Stock. To regain compliance with Nasdaq Listing Rule 5550(a)(2), the closing bid price of the Company's Common Stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from January 2, 2025 to July 1, 2025. If the Company does not regain compliance with the minimum bid price requirement by July 1, 2025, Nasdaq may grant the Company a second 180-day period to regain compliance. To qualify for this additional 180-day compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. To regain compliance with the Annual Meeting Rule, the Company prepared and submitted a plan of compliance (due within 45 calendar days from receipt of the formal notice) to Nasdaq of which we are awaiting a response from Nasdaq. There is no guaranty that Nasdaq will accept our plan of compliance.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Our Board has the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 9,958,018 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of March 28, 2025, we had the following shares of Preferred Stock outstanding: (i) zero shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”); (ii) zero shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred”); (iii) zero shares of Series A-3 Convertible Preferred Stock, par value $0.001 per share (the “Series A-3 Preferred”); (iv) zero shares of Series A-4 Convertible Preferred Stock, par value $0.001 per share (the “Series A-4 Preferred”); (v) zero shares of Series A-5 Convertible Preferred Stock, par value $0.001 per share (the “Series A-5 Preferred”), (vi) 3,699 shares of Series AA Convertible Preferred Stock, par value $0.001 per share (the “Series AA Preferred”); (vii) zero shares of Series AA-2 Convertible Preferred Stock, par value $0.001 per share (the “Series AA-2 Preferred”); (viii) 25 shares of Series AA-3 Convertible Preferred Stock, par value $0.001 per share (the “Series AA-3 Preferred”); (ix) 500 shares of Series AA-4 Convertible Preferred Stock, par value $0.001 per share (the “Series AA-4 Preferred”); (x) 50 shares of Series AA-5 Convertible Preferred Stock, par value $0.001 per share (the “Series AA-5 Preferred”), (xi) 7,345 shares of Series AAA Convertible Preferred Stock, par value $0.001 per share (the “Series AAA Preferred”); and (xii) 3,148 shares of Series AAA-2 Convertible Preferred Stock, par value $0.001 per share (the “Series AAA-2 Preferred”); (xiii) 365 shares of Series AAA Junior Convertible Preferred Stock, par value $.001 per share (the “Series AAA JR Preferred”); (xiv) 441 shares of Series AAA-2 Junior Convertible Preferred Stock, par value $.001 per share (the “Series AAA-2 JR Preferred”); (xv) 697 shares of Series AAA-3 Junior Convertible Preferred Stock, par value $.001 per share (the “Series AAA-3 JR Preferred”); and (xvi) 399 shares of Series AAA-4 Junior Convertible Preferred Stock, par value $0.001 per share (the “Series AAA-4 JR Preferred”, and, collectively with the Series A Preferred, Series A-2 Preferred, Series A-3 Preferred, Series A-4 Preferred, Series A-5 Preferred, Series AA Preferred, Series AA-2 Preferred, Series AA-3 Preferred, Series AA-4 Preferred, Series AA-5 Preferred, Series AAA Preferred, Series AAA-2 Preferred, Series AAA JR Preferred, Series AAA-2 JR Preferred, Series AAA-3 JR Preferred, and Series AAA-4 JR Preferred (the “Preferred Stock”).

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

The holders of Preferred Stock are entitled to vote on an as-converted basis to common stock basis and have rights to approve certain actions.

From November 2022 to December 2024, we issued an aggregate of 41,982 shares of our Preferred Stock to a group of accredited investors (collectively, the “Investors”), pursuant to certain placement agency agreements.

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

As of March 28, 2025, there were approximately 16,669 shares of our Preferred Stock outstanding, which are convertible without payment of additional consideration, into approximately 10.0 million shares of our common stock, subject to certain ownership limitations. The conversion of the outstanding shares of our Preferred Stock into common stock would be substantially dilutive to existing stockholders. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

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

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make an investment in us less attractive to investors. In particular, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

We are a “smaller reporting company” as defined in in Rule 12b-2 under the Exchange Act (“Rules 12b-2”). Rule 12b-2 defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

1.	had a public float of less than $250 million; or

2.

had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and either had no public float or a public float of less than $700 million.

“Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. To the extent we take advantage of some or all of the reduced reporting requirements applicable to smaller reporting companies, an investment in our company may be less attractive to investors.

Ineffective internal controls could have a material adverse effect on our business, financial conditions, and results of operations.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This could cause our financial reporting to be unreliable and potentially result in a restatement of our financial statements, which in turn could lead to a loss of investor confidence and a decline in the trading price of our common stock, and could subject us to investigation or sanctions by the SEC. Any such consequence or other negative effect could have a material adverse effect on our business, financial condition, and results of operations.

We have granted, and may continue to grant, share incentive awards, which may result in increased share-based compensation expenses.

We adopted our Amended and Restated 2014 Stock Option and Incentive Plan (the “2014 Plan”) in October 2014, for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2014 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2014 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For Fiscal Year 2024 and Fiscal Year 2023, we recorded share-based compensation expense of $1.3 million and $2.7 million, respectively, primarily related to issuances and vesting of awards under the 2014 Plan.

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

Risks Related to Artificial Intelligence and Machine Learning

Integration of artificial intelligence into our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business.

We have integrated, and plan to further integrate, AI in our operations. Such integration and use of AI may become more important in our operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our product and service offerings. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected. Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their product offerings or used in their operations. If we were to experience a cybersecurity incident related to our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product and service offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. On October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI.

Issues in the use of AI or machine learning in our operations may result in reputational harm or liability.

Our employees and personnel may use AI, including generative AI, and machine learning (“ML”, and collectively with AI, “AI/ML” technologies) technologies to perform their work. AI/ML is a potentially growing element of our business. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws.

AI/ML models such as those used in our employees and personnel’s performance of their work may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the model is flawed (a so-called “hallucination”). We or our customers may also use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us or our customers to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits or decisions that are otherwise harmful. If such AI-based outputs are deemed to be biased or otherwise harmful, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability. Additionally, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into our own or third-party generative AI/ML models or platforms could be leaked or disclosed to others. Where AI/ML models ingest personal data or other sensitive information and make connections using such data, those technologies may reveal other personal or sensitive information generated by the model.

Certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making in ways that may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML models, or prevent or limit our use of AI/ML technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot develop or use AI/ML or such activities are restricted, our business may be less efficient, or we may be at a competitive disadvantage. The use of AI/ML to assist us or our customers in making certain decisions may also be regulated by certain privacy laws. For additional information on risks that privacy and data protection obligations could pose to our business, see the Risk Factor titled “The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.”

We operate in an intensely competitive industry, and our competitors are developing products and solutions that incorporate AI and ML. We currently do not incorporate AI/ML into our products, which could adversely affect our business and profitability.

Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI and ML. These competitive advantages may enable our competition to innovate their products and solutions faster or better than we can, or to provide increased competition on quality and price, which could adversely affect our business and profitability. Burgeoning interest in AI/ML may increase competition and disrupt the Company’s business model. AI/ML may lower barriers to entry in our industry and the Company may be unable to effectively compete with the products or services offered by new competitors. Changes to the products and services we offer related to AI and ML may affect customer expectations, requirements, or tastes in ways that the Company cannot adequately anticipate or adapt to, causing its business to lose revenues.

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

Our Corporate Counsel has 20 years of experience in information technology, including cybersecurity, audit, compliance, and cybersecurity. In addition, we have an Enterprise IT Operations Engineer (“Ops Engineer”) with requisite knowledge and experience in information technology and cybersecurity, and maintains IT and Ops professional certifications.

The Ops Engineer may call upon other business and legal stakeholders across our company to help manage cybersecurity threats and incidents. Our Audit Committee is responsible for oversight of our programs, policies, procedures, and risk management activities related to information security and data protection. The Audit Committee meets periodically with our Corporate Counsel and executive management to discuss threats, risks, and ongoing efforts to enhance cyber resiliency, as well as changes to the broader cybersecurity landscape. Our Board periodically participates in presentations on cybersecurity and information technology from internal leadership. In addition to periodic presentations, management promptly updates our Board and Audit Committee regarding significant threats and incidents as they arise.

ITEM 2. PROPERTIES

As of December 31, 2024 we maintain approximately 1,550 square feet of office space which is leased on a month-to-month basis at a rate of approximately $7,000 per month. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

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

As of March 31, 2025, we had 365 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business. Therefore, we do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, capital requirements, general business conditions, and other factors that our Board deems relevant. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities.

Issuance of Common Stock as Dividends

During the years ended December 31, 2024 and 2023, we paid common stock dividends on outstanding preferred stock as disclosed at Note 7 to the financial statements contained elsewhere herein.

Recent Sales of Unregistered Equity Securities

No unregistered securities were issued during the years ended December 31, 2024 and 2023 that were not previously reported.

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

General

Super League Enterprise, Inc. is redefining how brands connect with consumers through the power of playable media. Through solutions within mobile games and the world’s largest immersive gaming platforms, Super League provides global brands with ads, content, and experiences that are not only seen – they are played, felt, and remembered. Boasting an award-winning development studio, a vast network of native creators, and proprietary engagement technology, Super League is a one-of-a-kind partner for brands looking to stand out in culture, spark loyalty, and drive meaningful impact. In a world where attention is earned, Super League makes brands relevant - by making them playable.

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

Announced Infinite Reality Transaction

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

(ii)

issue to Infinite Reality 2,499,090 shares of the Company’s Common Stock, in exchange for 139,592 shares of Infinite Reality’s common stock (the “Share Exchange”), pursuant to an Equity Exchange Agreement, and to appoint a designee of Infinite Reality to the Company’s Board upon the consummation of the Share Exchange (the “Closing”); and

(iii)

receive a credit facility in the amount of $30,000,000 from Infinite Reality, to be established in January 2025 (the “Credit Facility”, and the Asset Acquisition, Share Exchange, and Credit Facility are collectively, the “iR Transaction”).

The Term Sheet contemplates that, subject to the satisfaction of the conditions contained therein (including approval of the iR Transaction by the Company’s stockholders), upon the consummation of the iR Transaction, Infinite Reality will beneficially own 84.9% of the issued and outstanding shares of the Company as of the Closing.

On March 28, 2025, the Company and Infinite Reality mutually agreed to terminate both the Binding Term Sheet and the iR Transactions contemplated thereby in their entirety.

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

On March 28, 2025, the Company and Infinite Reality mutually agreed to terminate both the Amended Exchange Agreement and the Exchange contemplated thereby in its entirety.

Bylaw Amendment

On June 4, 2024, the Board approved an amendment (the “Amendment”) to the Company’s Second Amended and Restated Bylaws, effective June 4, 2024, to reduce the number of shares that are required to be present at a meeting of the Company’s stockholders (a “Meeting”) for purposes of establishing a quorum. Prior to the Amendment, the presence, in person or by proxy duly authorized, of the holders of a majority of the outstanding shares of stock was required to establish a quorum for the transaction of business at a Meeting. As approved in the Amendment, the presence, in person or by proxy duly authorized, of the holders of not less than one-third (1/3) of the outstanding shares of stock entitled to vote will constitute a quorum for the transaction of business at a Meeting.

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

Reverse Stock Split and Name Change

On September 7, 2023, the Company filed a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as Amended (the “Charter”), which became effective September 11, 2023, to change the name of the Company from Super League Gaming, Inc. to Super League Enterprise, Inc. (the “Name Change”) and to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Split”). The Name Change and the Reverse Split were approved by the Board on July 5, 2023, and approved by the stockholders of the Company on September 7, 2023. Refer to Note 7 for additional information regarding the Reverse Split.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

Increase in Authorized Common Stock

On May 30, 2023, the Company filed a certificate of amendment to its Charter increasing the number of authorized shares of common stock from 100,000,000 to 400,000,000. The Board previously approved the amendment on March 17, 2023, and the Company obtained the approval by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

In connection with the Name Change, the Company also changed its Nasdaq ticker symbol to “SLE” from “SLGG.”

Matters Affecting Comparability

Impairment Charges.  In the fourth quarter of 2023, we recorded a non-cash impairment charge related to our partner relationship related intangible assets, comprised primarily of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc., in June 2021. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, and significant changes in the manner of our use of the acquired assets or the strategy in the context of our overall business. Due to underperformance relative to historical and projected future operating results and a decision to deploy resources in other areas of the business, we performed an impairment analysis and determined that the sum of the expected undiscounted future cash flows resulting from the use of the assets was less than the carrying amount of the assets, resulting in an impairment loss totaling $7.1 million, which is recorded in the accompanying consolidated statements of operations for Fiscal Year 2023.

Loss on intangible asset disposal.  In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2.3 million, which is included in “Loss on intangible asset disposal” in the accompanying consolidated statements of operations for Fiscal Year 2023.

Executive Summary

Revenue for Fiscal Year 2024 and 2023 totaled $16.2 million and $25.1 million, respectively, reflecting a year over year decrease of 35%. The decrease in revenue for the periods presented reflected a mix of industry softness in ad sales, stemming from macro environmental factors including consumer spending softness, continued market education and adoption of immersive platforms as a marketing channel, structural shifts in platform ad ecosystems, the shift of certain revenues and program start delays to future periods by advertisers, and a reduction in Minehut related media sales revenues in connection with the sale of our Minehut digital property in the first quarter of 2024. Cost of revenue for Fiscal Year 2024 and 2023 was $10.1 million and $15.3 million, respectively, reflecting a year over year decrease of 34%, driven primarily by the related decrease in Fiscal Year 2024 revenues, compared to the prior year. As a percent of revenue, gross profit for Fiscal Year 2024 was 38%, relatively consistent with the 39% gross profit percentage for the prior year period.

Total operating expense for Fiscal Year 2024 decreased to $22.9 million, compared to $42.6 million in the comparable prior year period. Operating expense for Fiscal Year 2023 included aggregate noncash impairment and loss on intangible asset disposal charges totaling $9.3 million, and net contingent consideration charges of $1.1 million. Excluding the noncash impairment charges and net contingent consideration charges, the decrease in total operating expense reflects decreases in cloud services and other technology platform costs and decreases in personnel, marketing and other corporate costs, resulting from ongoing cost reduction and optimization activities. Excluding noncash stock compensation expense, amortization expense, intangible asset impairment charges, legal settlement charges and mark to market related fair value adjustments, operating expense for Fiscal Year 2024 was $18.2 million, compared to $25.1 million, reflecting a 27% reduction in operating expense, compared to Fiscal Year 2023.

Net loss for Fiscal Year 2024, which includes the impact of significant mark to market related credits as described below, and noncash stock compensation, and amortization, as summarized below, was $16.6 million or $(2.35) per share, compared to a net loss of $30.3 million, or $(13.67) per share, in the comparable prior year period. The calculation of net loss per share for Fiscal Year 2024 and 2023 included noncash common stock dividend and deemed dividend (Fiscal Year 2023 only) related direct charges to accumulated deficit totaling $4.4 million and $7.9 million, respectively, as described at Note 2. Excluding the impact of the noncash common stock dividend and deemed dividend related direct charges to accumulated deficit, net loss per share for Fiscal Year 2024 and 2023 was $(1.86) and $(10.84), respectively.

Sale of Minehut

On February 29, 2024, the Company sold its Minehut business unit (“Minehut”) to GamerSafer, Inc., a Delaware corporation (“GamerSafer”), in a transaction approved by the Board. Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company will receive $1.0 million of purchase consideration for the sale of Minehut, which amount will be paid by GamerSafer in revenue and royalty sharing over a period of two years, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates.

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

Acquisition of Melon, Inc.

On May 4, 2023 (the “Melon Closing Date”), we entered into an Asset Purchase Agreement (the “Melon Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Melon Acquisition”). The consummation of the Melon Acquisition (the “Melon Closing”) occurred simultaneously with the execution of the Melon Purchase Agreement. Melon is a development studio building innovative virtual worlds in partnership with powerful consumer brands across music, film, TV, sports, fashion and youth culture. With this acquisition, Super League further strengthens its position as a one-stop solutions provider and strategic operating partner for marquee brands and businesses seeking to expand and activate communities throughout the gaming metaverse.

At the Closing, the Company paid an aggregate total of $900,000 to Melon (the “Melon Closing Consideration”), of which $150,000 was paid in cash, and the remaining $750,000 was paid in the form of shares of the Company’s common stock (with a closing date fair value of $722,000), valued at $9.64 (the “Melon Closing Share Price”), the volume weighted average price (“VWAP”) of the Company’s common stock for the five trading days immediately preceding the Melon Closing Date, as quoted on the Nasdaq Capital Market. Refer to the table at Note 5 for calculation of the fair value of consideration paid.

Pursuant to the terms and subject to the conditions of the Melon Purchase Agreement, up to an aggregate of $2,350,000 (the “Melon Contingent Consideration”) will be payable to Melon in connection with the achievement of certain revenue milestones for the period from the Closing until December 31, 2023 (the “Melon First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Melon Second Earnout Period) in the amount of $1,350,000 (the “Second Earnout Period” and the First Earnout Period are collectively referred to as the “Earnout Periods”). The Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Melon Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Melon Closing Share Price, and (b) the VWAP for the five trading days immediately preceding the end of each respective Earnout Period.

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

Super League was an early mover in the space, enabling extensive third-party distribution for brands on Roblox by providing hundreds of developers in the community with measurement, monetization, and optimization tools. Through the Roblox Partner Program, Super League is evolving its offering by repurposing its previous ad network to focus on Roblox’s Immersive Ads product to enable brands to reach audiences at scale. Super League will be integrating Roblox’s Immersive Ads into its growing suite of cross-platform offerings and capabilities inclusive of experience creation, promotion, distribution, and monetization:

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

Equity Financings

Convertible Preferred Stock Issuances

●

Series AAA Junior Convertible Preferred Financing

On the dates set forth in the applicable table below, we entered into subscription agreements with accredited investors in connection with the sale of an aggregate of 2,857 shares of newly designated Series AAA Junior, AAA-2 Junior, AAA-3 Junior and AAA-4 Junior Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, hereinafter collectively referred to as “Series AAA Junior Preferred,” and the individual offerings of Series AAA Junior Preferred stock, hereinafter collectively referred to as the “Series AAA Junior Offerings”, raising gross proceeds of $2.9 million, before fees.

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

In connection with the Series A Offerings, Series AA Offerings, Series AAA Offerings and Series AAA Junior Offerings (collectively, the “Preferred Offerings”), the Company filed Certificates of Designation of Preferences, Rights and Limitations of the respective series stock with the State of Delaware. Use of net proceeds from the Preferred Offerings for the periods presented included working capital, repayment of certain indebtedness and general corporate purposes, including sales and marketing activities and product development.

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

Common Stock Issuances

On October 24, 2024, the Company entered into a securities purchase agreement with an accredited investor for the registered direct offering of an aggregate of 1,136,364 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $0.88 per Share. The registered direct offering closed on October 25, 2024 and resulted in gross proceeds to the Company of approximately $1.0 million. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s then effective shelf Registration Statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission on November 16, 2021 (File No. 333-259347). The Company filed a final prospectus supplement in connection with the Registered Direct Offering on October 25, 2024.

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

Debt Financings

Agile Promissory Note

On November 8, 2024 (the “Agile Effective Date”), the Company entered into a loan agreement with Agile Capital Funding, LLC, as collateral agent (“Agile”)(“ the Agile Loan Agreement”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile Note”). Pursuant to the Agile Loan Agreement: (i) the Agile Note matures 28 weeks from the Agile Effective Date; (ii) carries an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the Applicable Rate plus five percent. The Company is required to repay all the obligations due under the Agile Loan Agreement and the Agile Note in 28 equal payments of $93,821, with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date. The proceeds received from the Agile Note were utilized to fund general working capital needs.

Pursuant to the Agile Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Agile Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engagement in the management of the Company without prior notice to Agile, (c) a change in control of the Company (expressly excluding the pending transactions with Infinite Reality, Inc.) or otherwise approve the liquidation or dissolution of the Company or its Subsidiary (collectively, a “Change in Business, Management, or Ownership”), or (d) the Term Loan is accelerated upon the occurrence of an Event of Default, the Company shall be required to immediately pay to Agile an amount equal to the sum of: (i) all outstanding principal of the Agile Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts. The Company is allowed to make a full or partial prepayment of any or all of the obligations arising under the Agile Loan Agreement and the Agile Note, provided, the Company shall be obligated to pay a contractual prepayment fee.

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

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with the Collateral Agent and Agile, pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs. In connection with entering into the Agile Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note. $1.5 million of the Agile II Note was used to repay the remaining balance under the Agile Note, with net proceeds to the Company of approximately $875,000.

Related Party Promissory Note

On November 19, 2024 (the “RP Effective Date”), we entered into a Note Purchase Agreement (the “RP Purchase Agreement”) with a non-employee member of the Board (the “Purchaser”). Pursuant to the RP Purchase Agreement, the Company issued to the Purchaser an Unsecured Promissory Note (the “RP Note”) in the amount of $1,500,000 (the “RP Principal”), for which the RP Note (i) matures on the date that is 12 months from the RP Effective Date (the “RP Maturity Date”), (ii) may be pre-paid at any time by the Company without penalty, and (iii) accrues interest on the RP Principal at a rate of 40% simple interest per annum (the “RP Interest”). The RP Interest is payable on the RP Maturity Date. In the event of a prepayment of the RP Note by the Company, the RP Interest will be pro-rated for the period the RP Note is outstanding. The Company utilized the proceeds for working capital and general corporate purposes.

The RP Note also provides for: (i) standard events of default, including (a) any default in the payment of the RP Principal or RP Interest on their respective due dates, (b) the occurrence of a Bankruptcy Event (as defined in the Note), or (c) the Company commits any material breach or default of any material provision of the Note, if not cured within 20 days following the written notice from the Purchaser specifying in reasonable detail such breach or default (sections (a) through (c), the “Events of Default”); and (ii) customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Upon the occurrence of an Event of Default, the RP Note will bear interest at the default interest rate of 45% per annum, and upon Purchaser’s written notice to the Company, all payments of RP Principal and RP Interest will become immediately due and payable.

1800 Diagonal Lending, LLC

On March 26, 2025 (the “Diagonal Effective Date”), the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assigns (“Diagonal”) entered into a Securities Purchase Agreement (the “Diagonal Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal Note”) in the principal amount of $300,000 (the “Diagonal Principal”), for which the Diagonal Note, among other things, (a) matures on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued (the “Diagonal Issuance Date”) until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest begins to accrue on the Diagonal Issuance Date but shall not be payable until the Diagonal Note becomes payable, and (d) interest will accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal Note, or during an Event of Default.

Pursuant to the Diagonal Note, Diagonal has the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal Effective Date and ending on the earlier of (a) the Diagonal Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal Note into fully paid and non-assessable shares of Common Stock at a price equal to 75% multiplied by the Market Price (as defined below) (the “Conversion Price”).  For purposes of the Diagonal Note: (x) the “Market Price” means the lowest Trading Price for the Company’s Common Stock during the 10 trading ending on the latest complete trading day prior to the Diagonal Conversion Date; (y) the “Trading Price” means the closing price (or bid, if applicable) of the Company’s Common Stock as listed (or quoted, as applicable) on the principal securities exchange or trading market where it is listed or traded; and (z) the “Diagonal Conversion Date” means the date specified in the applicable notice of conversion, delivered to the Company by Diagonal in accordance with the Diagonal Note.

Pursuant to the Diagonal Note, the following events, among other things, constitute an Event of Default: (i) failure to pay principal and interest when due; (ii) the Company fails to issue shares of Common Stock upon exercise of Diagonal’s conversion rights under the Diagonal Note; (iii) the Company’s breach of any material covenant or other material term or condition in the Diagonal note or the Diagonal Agreement, and such breach continues for a period of 20 business days after written notice from Diagonal; (iv) any breach of the representations and warranties set forth in both the Diagonal Agreement and the Diagonal Note; (v) the Company institutes any assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business; (vi) the Company institutes, or any proceeding is instated against the Company, relating to any bankruptcy, insolvency, reorganization, or liquidation proceedings; (vii) the Company fails to maintain the listing of its Common Stock on the Nasdaq Capital Market or on the Over The Counter boards or an equivalent exchange; (viii) the Company failing to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or ceases to be subject to the reporting requirements of the Exchange Act; (ix) the Company institutes any dissolution, liquidation, or winding up of the Company or any substantial portion of its business; (x) the restatement of any financial statements filed by the Company with the Securities and Exchange Commission, if the result of such restatement would have constituted a material adverse effect on the rights of Diagonal; (xi) the Company proposes to replace its transfer agent and fails to provide a fully executed irrevocable transfer agent instructions signed by the successor transfer agent; and (xii) a breach or default by the Company of any covenant or other term or condition contained in any other agreement by the Company, after the passage of all applicable notice and cure or grace periods (each individually an “Event of Default”, and collectively, “Events of Default”).

Upon the occurrence and during the continuation of any Event of Default that is enumerated in Section 3.2 of the Diagonal Note, the Diagonal Note shall become immediately due and payable, and the Company shall pay to Diagonal an amount equal to the Default Amount (as defined below), multiplied by two.  For other Events of Default not enumerated in Section 3.2 of the Diagonal Note, the Diagonal Note shall become immediately due and payable in an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Diagonal Note, plus (b) accrued and unpaid interest on the unpaid principal amount of the Diagonal Note to the date of payment, plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and/or (b), plus (d) any amounts owed to Diagonal pursuant to Sections 1.3 and 1.4(g) of the Diagonal Note (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (b), (c) and (d) shall collectively be known as the “Default Amount”) and all other amounts payable under the Diagonal Note shall immediately become due and payable, together with all costs, including, without limitation, legal fees and expenses, of collection, and Diagonal shall be entitled to exercise all other rights and remedies available at law or in equity.

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of $278,500 after giving deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000, and other estimated offering expenses.  The Company intends to use the net proceeds from the offering for working capital and general corporate purposes. Refer to Note 6 to the consolidated financial statements.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assigns (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes will occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025.   Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”).

The Belleau Interest that accrues on each respective Belleau Note is payable on each respective Belleau Maturity Date in the form of restricted shares of the Company’s Common Stock equal to 20% of the Belleau Principal, calculated at a price per share of $0.35. In the event of a prepayment of any Belleau Note by the Company, the Belleau Interest will be payable in full at the time of such prepayment.

The Belleau Note also provides for: (i) standard events of default, including (a) any default in the payment of the Belleau Principal or Belleau Interest on their respective due dates, (b) the occurrence of a Bankruptcy Event (as defined in the Belleau Note), or (c) the Company commits any material breach or default of any material provision of the Belleau Note, if not cured within 20 days following the written notice from Belleau specifying in reasonable detail such breach or default (sections (a) through (c), the “Belleau Events of Default”); and (ii) customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Upon the occurrence of an Event of Default, the Belleau Note will bear interest at the default interest rate of 20% per annum, payable in cash, and upon Belleau’s written notice to the Company, all payments of Belleau Principal and Belleau Interest will become immediately due and payable.

The Company intends to utilize the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes. The initial Belleau Note was issued without registration under the Securities Act, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The two remaining Belleau Notes, along with the shares of the Company’s Common Stock payable as interest pursuant to the Belleau Notes, when issued according to the Belleau Purchase Agreement, will be issued without registration under the Securities Act, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. Belleau represented that it is an accredited investor, as defined in Rule 501(d) of the Securities Act, and that it has, and will continue to, acquire the applicable securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Compliance with NASDAQ Listing Rule 5550(a)(2) and 5620(a)

On January 2, 2025, the Company received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

On January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complies with Listing Rule 5620(a) (the “Annual Meeting Rule”) since it did not hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2023. The Bid Price Letter and the Annual Meeting Letter have no immediate effect on the listing of the Company's Common Stock on The Nasdaq Capital Market.

The Company intends to monitor the closing bid price of its Common Stock. To regain compliance with Nasdaq Listing Rule 5550(a)(2), the closing bid price of the Company's Common Stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from January 2, 2025 to July 1, 2025. If the Company does not regain compliance with the minimum bid price requirement by July 1, 2025, Nasdaq may grant the Company a second 180-day period to regain compliance. To qualify for this additional 180-day compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

On February 17, 2025, the Company submitted its plan to regain compliance to Nasdaq (the “Plan”). As of the date of this Report, the Company has not received a response from Nasdaq as to whether the Plan has been approved and there is no guaranty that Nasdaq will accept our Plan. See Item 1A, “Risk Factors- Governance Risks and Risks Related to our Common Stock - We received a notice from Nasdaq that our common stock may be delisted from trading on the Nasdaq Capital Market if we fail to comply with the continued listing requirements, including the minimum bid price requirement and annual meeting requirement. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.”

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

Results of Operations for the Fiscal Years Ended December 31, 2024 and 2023

We derived the financial data as of and for the Fiscal Years 2024 and 2023, set forth below, from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those audited consolidated financial statements and related notes thereto, as well as the information found under this section. Our historical results are not necessarily indicative of the results to be expected in future periods.

The following table sets forth a summary of our results of operations for Fiscal Years 2024 and 2023:

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%
REVENUE	$16,182,000	$25,079,000	$(8,897,000)	(35)%
COST OF REVENUE	10,080,000	15,297,000	(5,217,000)	(34)%
GROSS PROFIT	6,102,000	9,782,000	(3,680,000)	(38)%
OPERATING EXPENSE
Selling, marketing and advertising	9,822,000	12,450,000	(2,628,000)	(21)%
Engineering, technology and development	4,447,000	9,500,000	(5,053,000)	(53)%
General and administrative	8,731,000	10,258,000	(1,527,000)	(15)%
Contingent consideration	(144,000)	1,075,000	(1,219,000)	(113)%
Loss on intangible asset disposal	-	9,336,000	(9,336,000)	(100)%
Total operating expense	22,856,000	42,619,000	(19,763,000)	(46)%
NET LOSS FROM OPERATIONS	(16,754,000)	(32,837,000)	(16,083,000)	(49)%
OTHER INCOME (EXPENSE), NET	280,000	2,194,000	(1,914,000)	(87)%
Loss before (provision for) benefit from income taxes	(16,474,000)	(30,643,000)	(14,169,000)	(46)%
(Provision for) benefit from income taxes	(161,000)	313,000	(474,000)	(151)%
NET LOSS	$(16,635,000)	$(30,330,000)	$(13,695,000)	(45)%

Comparison of the Results of Operations for the Fiscal Years Ended December 31, 2024 and 2023

Revenue

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%
Media and advertising	$6,696,000	$10,919,000	$(4,223,000)	(39)%
Publishing and content studio	8,607,000	12,732,000	(4,125,000	(32)%
Direct to consumer	879,000	1,428,000	(549,000)	(38)%
	$16,182,000	$25,079,000	$(8,897,000)	(35)%

	Fiscal Year
	2024			2023
Number of customers > 10% of revenue / percent of revenue	Two	/	20%	One	/	14%
By revenue category:
Advertising and sponsorships	One	/	10%	One	/	3%
Publishing and content studio	One	/	10%	One	/	11%

●

Total revenue decreased $8.9 million, or 35% to $16.2 million, compared to $25.1 million in the comparable prior year period. The decrease in revenue for the periods presented reflected a mix of industry softness in ad sales, stemming from macro environmental factors including consumer spending softness, continued market education and adoption of immersive platforms as a marketing channel, structural shifts in platform ad ecosystems, the shift of certain revenues and program start delays to future periods by advertisers, and a reduction in Minehut related media sales revenues in connection with the sale of our Minehut digital property in the first quarter of 2024.

●	Media and advertising revenue decreased $4.2 million, or 39%, to $6.7 million, compared to $10.9 million in the comparable prior year period. The change reflected a $3.2 million decrease in on-platform related media sales revenue and a $1.2 million decrease in influencer marketing revenue, partially offset by a $162,000 increase in off-platform related media sales revenue. The decrease in on-platform related media revenue reflects the impact of the sale of our Minehut Assets discussed above. Minehut related media sales for Fiscal year 2024 and 2023 totaled $1.0 million and $1.2 million, respectively.

●

Publishing and content studio revenue decreased $4.1 million, or 32%, to $8.6 million, compared to $12.7 million in the comparable prior year period. Revenue for Fiscal Year 2023 included a significant custom game development project for a customer totaling approximately $2.7 million. Publishing and content studio revenue for Fiscal Year 2024 included custom game development and immersive experience related revenues for the International Olympic Committee (“IOC”), Google, Inc., Visa, Inc., Maybelline, Claire’s, Kraft Lunchables, Skechers, The Lego Group, DreamWorks: The Wild Robot, Avid Technology, Universal Pictures, American Heart Association, American Egg Board, Bandi Namco Entertainment America Inc, Lionsgate Ancillary LLC, Logitech Inc., and Paramount Global/Viacom CBS Inc., among others. Publishing and content studio revenues for Fiscal Year 2023 included revenues for immersive experiences for Kraft Lunchables, Lego, Dave & Busters, Proctor & Gamble, Yas Island, Hamiliton, Arm & Hammer, Universal Pictures, “Trolls Band Together,” Universal Pictures, “Migration”, Canon and Motorola Solutions.

●	Direct to consumer revenue decreased $549,000, or 38%, to $879,000, compared to $1.4 million in the comparable prior year period. The decrease primarily reflects the impact of the sale of our Minehut Assets in the first quarter of 2024, which prior to the sale, generated direct to consumer Minecraft server related subscription revenues for the Company. Minehut direct to consumer related revenues for Fiscal year 2024 and 2023 totaled $140,000 and $576,000, respectively.

Cost of Revenues

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, internal and third-party game developers, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees. Cost of revenue fluctuates period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our immersive digital experiences, media and advertising campaigns and publishing and content studio sales activities occurring each period.

Cost of revenue decreased $5.2 million, or 34%, driven primarily by the 35% decrease in related revenues for the fiscal year periods presented.

Operating Expense

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%
Selling, marketing and advertising	$9,822,000	$12,450,000	$(2,628,000)	(21)%
Engineering, technology and development	4,447,000	9,500,000	(5,053,000)	(53)%
General and administrative	8,731,000	10,258,000	(1,527,000)	(15)%
Contingent consideration	(144,000)	1,075,000	(1,219,000)	(113)%
Loss on intangible asset disposal	-	2,284,000	(2,284,000)	(100)%
Impairment of intangible assets and goodwill	-	7,052,000	(7,052,000)	(100)%
Total operating expense	$22,856,000	$42,619,000	$(19,763,000)	(46)%

Noncash Stock-Based Compensation Expense

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%
Selling, marketing and advertising	$488,000	$879,000	$(391,000)	(44)%
Engineering, technology and development	30,000	219,000	(189,000)	(86)%
General and administrative	771,000	1,637,000	(866,000)	(53)%
Total noncash stock-based compensation expense	$1,289,000	$2,735,000	$(1,446,000)	(53)%

●

The net decrease in noncash stock compensation expense was primarily due to a $495,000 reduction in noncash stock compensation expense due to the Executive Grant Modifications and Employee Grant Modifications described below, including accelerated vesting due to partial vesting of a portion of the replacement grants in the prior year period, a $248,000, decrease due to net reductions in headcount in the current and prior year period, and a $444,000 reduction in connection with the granting of the Modified PSUs, with accelerated amortization in the prior year period, due to the market based vesting conditions and use of a Monte Carlo simulation model and lower grant date fair values reflecting lower stock prices on the applicable grant date, compared to the Original PSUs expensed in the prior year period. The overall reduction in noncash stock compensation expense also reflects the decrease in the average grant date fair values for equity awards expensed during Fiscal Year 2024, compared to Fiscal Year 2023.

Modifications to Equity-Based Awards

●

On January 1, 2022, the Company issued 67,500 performance stock units (“Original PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 13,500 PSUs, based on satisfaction of certain market based vesting conditions. The Original PSUs were fully expensed as of June 30, 2023. Noncash stock compensation expense related to the Original PSUs totaled $0 and $299,000 for the years ended December 31, 2024 and 2023, respectively.

●

On April 30, 2023, the Board approved the cancellation of the 67,500 Original PSUs previously granted to certain executives (four plan participants in total) under the 2014 Plan (as described above). In exchange for the cancelled Original PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as described at Note 8, elsewhere herein (“Modified PSUs”). Total incremental compensation cost related to the Modified PSUs totaled $540,000 which is recognized prospectively over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the equity awards immediately before and after the modifications. Net noncash stock compensation expense related to the Modified PSUs totaled $130,000 and $351,000 for the years ended December 31, 2024 and 2023, respectively.

●

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees (six plan participants in total) under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”) (collectively, “Modified Executive Grants”). The grant and exercise of the Modified Executive Grants was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting in September 2023. As such, the grant date and the commencement of noncash stock compensation amortization for the Modified Executive Grants was September 7, 2023. Total incremental compensation cost related to the Modified Executive Grants totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which is recognized prospectively over the remaining service period of 3 years. Net noncash stock compensation expense related to the Modified Executive Grants totaled $221,000 and $573,000 for the years ended December 31, 2024 and 2023, respectively.

●

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees (68 plan participants in total) under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”)(collectively, “Modified Employee Grants”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which is recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Modified Employee Grants totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which is recognized prospectively over the remaining service period of 4 years. Net noncash stock compensation expense related to the Modified Employee Grants totaled $158,000 and $300,000 for the years ended December 31, 2024 and 2023, respectively.

Intangible Asset Amortization Expense

Intangible asset amortization expense for the periods presented was included in the following operating expense line items:

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%
Sales, marketing and advertising	$773,000	$2,125,000	$(1,352,000)	(64)%
Engineering, technology and development	1,070,000	2,331,000	(1,261,000)	(54)%
General and administrative	701,000	782,000	(81,000)	(10)%
Total amortization expense	$2,544,000	$5,238,000	$(2,694,000)	(51)%

The net decrease in amortization expense was primarily due to a $7.1 million write-down of our partner relationship related intangible assets in the fourth quarter of Fiscal Year 2023, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The write-down resulted in a $7.1 million decrease in the carrying value of the related intangible assets as of December 31, 2023, and a corresponding decrease in scheduled future quarterly and annual amortization expense for the remaining carrying value of the applicable intangible assets, commencing in the first quarter of 2024 (remaining carrying value totaled $860,000 as of December 31, 2023). Amortization expense related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets, for the years ended December 31, 2024 and 2023 totaled $200,000 and $2,009,000, respectively.

In addition, as described above, the Company sold its Minehut related assets to GamerSafer, Inc., with a carrying value of $475,000 as of February 26, 2024, the date of sale, resulting in a net decrease in related amortization expense for Fiscal Year 2024. Minehut asset related amortization expense totaled $86,000 and $682,000 for the years ended December 31, 2024 and 2023, respectively.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, in the second quarter of 2023, the Company recorded a write-off of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000. Amortization expense for the disposed Bannerfy related intangible assets for the years ended December 31, 2024 and 2023 totaled $0 and $201,000, respectively.

Selling, Marketing and Advertising

Selling, marketing and advertising expense decreased $2.6 million or 21%, primarily due a $1.4 million, or 64% reduction in amortization expense related to the write-down of our partner relationship related intangible assets as described above, an $874,000, or 63% decrease in sales commission and performance based compensation primarily due to the related decrease in revenues for the periods presented, and a $391,000, or 44% net decrease in selling and marketing personnel related noncash stock compensation expense as described above.

Engineering, Technology and Development

For the periods presented, components of our platform are available on a “free to use,” “always on basis,” and are utilized and offered as an audience acquisition tool, as a means of growing our audience, engagement, viewership, players and community. Engineering, technology and development related operating expense include the costs described below, incurred in connection with our audience acquisition and viewership expansion activities. Engineering, technology and development related operating expense includes (i) allocated internal engineering personnel expense, including salaries, noncash stock compensation, taxes and benefits, (ii) third-party contract software development and engineering expense, (iii) internal use software cost amortization expense, and (iv) technology platform related cloud services, broadband and other platform expense, incurred in connection with our audience acquisition and viewership expansion activities, including tools and product offering development, testing, minor upgrades and features, free to use services, corporate information technology and general platform maintenance and support. Capitalized internal use software development costs are amortized on a straight-line basis over the software’s estimated useful life.

Engineering, technology and development costs decreased $5.1 million, or 53%, driven primarily by the following:

●	Decrease in cloud services and other technology platform costs totaling $1.6 million, or 67%, and a decrease in product and engineering personnel and noncash stock compensation expense totaling $2.0 million, or 48%, and $189,000, or 86%, respectively, reflecting the impact of related personnel and other cost reduction activities, including the sale of our Minehut assets.

●

Decrease in developed technology related intangible asset amortization expense totaling $1.3 million, or 54% resulting primarily from the write-down of our Microsoft Minecraft Server, InPvP developed technology and Bannerfy technology related intangible assets, respectively, during Fiscal Year 2023, as described above.

General and Administrative

General and administrative expense for the periods presented was comprised of the following:

	Fiscal Year Ended December 31,		Change
	2024	2023	$	%
Personnel costs	$1,805,000	$2,605,000	$(800,000)	(31)%
Office and facilities	179,000	202,000	(23,000)	(11)%
Professional fees	1,016,000	798,000	218,000	27%
Stock-based compensation	771,000	1,638,000	(867,000)	(53)%
Depreciation and amortization	770,000	866,000	(96,000)	(11)%
Other	4,190,000	4,149,000	41,000	1%
Total general and administrative expense	$8,731,000	$10,258,000	$(1,527,000)	(15)%

The net decrease in general and administrative expense for the periods presented was primarily due to the following:

●	Personnel costs decreased due to headcount reductions in various corporate, general and administrative functions in connection with ongoing cost reduction and optimization activities.

●

Professional fees expense increased in Fiscal Year 2024 due to additional audit and third-party valuation fees incurred in connection with various Fiscal Year 2023 complex, nonstandard transactions, including the Melon Acquisition and various technical accounting related aspects associated with preferred stock outstanding, and related freestanding equity instruments.

●

Noncash stock compensation expense included in general and administrative expense decreased primarily due to a $244,000 net reduction in noncash stock compensation expense in connection with the Executive Grant Modification described above, and a $204,000 net reduction due to reductions in headcount and equity awards granted in prior periods that where fully vested during Fiscal Year 2024 or prior, with higher average grant date fair values than equity awards granted and included in expense subsequent to December 31, 2023. The decrease also reflects a $359,000 net reduction in noncash stock compensation expense in connection with the Original PSUs, with an estimated average grant date fair value of $36.16, and which were fully expensed as of September 30, 2023, and the Modified PSUs, with an average grant date fair value of $8.00 and are amortized on an accelerated basis over the implied service period due to the utilization of a Monte Carlo simulation model to determine the estimated fair value of the equity-based award.

●

Other expense for Fiscal Year 2024 included noncash legal settlement expense incurred in connection with the Pioneer Settlement, described at Note 10 to the Financial Statements accompanying this Report, comprised of $516,000 of noncash expense in connection with the issuance of 550,000 shares of common stock to Pioneer; the noncash incremental fair value totaling $283,000, related to Pioneer and other AA AIRs (see Note 7 to the Financial Statements accompanying this Report), which were modified to include a reduction in exercise price and an extension of the exercise term, as described at Note 7; and a $164,000 noncash legal settlement charge related to the adjustment of the estimated fair value (i.e. mark-to-market), as of the issuance date, for common stock issued pursuant to the Note Holder Settlement Agreement, as described at Note 10. The increase was partially offset by a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities.

Other expense for Fiscal Year 2023 included noncash legal settlement expense incurred in connection with the settlement of matters involving the Note Holders (as defined at Note 6) related to certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of the SPA (as defined at Note 6). On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “Settlement Agreement”) settling all claims between the Parties with respect to the SPA. In consideration for the Settlement Agreement, the Company agreed to issue an aggregate amount of 500,000 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023, resulting in a noncash settlement charge of $760,000 which is included in general and administrative expense in the consolidated statements of operations.

Contingent Consideration

Super Biz Acquisition

In connection with the Super Biz Acquisition described at Note 5, under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration, is accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration is determined to be probable and reasonably estimable. Contingent Consideration was originally recorded as a liability in the consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The change in accrued Super Biz Contingent Consideration and the related impact on our consolidated statements of operations for the periods presented was comprised of the following:

	Fiscal Year Ended December 31,
	2024	2023
Beginning balance	$1,670,000	$3,206,000
Change in fair value(3)	(9,000)	137,000
Current period accrued contingent consideration	142,000	1,750,000
Contingent consideration payments(2)	(38,000)	(3,423,000)
Issuance of Super Biz Note (as described below)(1)	(1,765,000)	-
Accrued contingent consideration(1)	$-	$1,670,000

(1)

As of December 31, 2024, reflects the cash portion of the Super Biz Second Earn Out Period related contingent consideration payable. As of December 31, 2023, includes 27,968 shares of common stock valued at $1.52, the closing price of our common stock as of the applicable period end date.

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

(3)	Reflected in the consolidated statements of operations for the applicable period.

Issuance of Promissory Note. In August 2024, the Company issued an unsecured promissory note to the Founders (as defined at Note 5) in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding, with a principal amount totaling approximately $1.8 million, whereby the Company is obligated to pay the outstanding contingent consideration on the following repayment terms (“Super Biz Note”):

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

Interest accrues on the outstanding principal at the rate of 8.5% per annum, and accrues until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date; provided, however, during the existence of an event of default, as defined in the Super Biz Note, interest shall accrue on all outstanding principal at the contractual default rate, as defined in the Super Biz Note. Super Biz Note related interest expense for Fiscal Year 2024 totaled $64,000.

All outstanding principal and accrued interest may be prepaid by the Company prior to the Maturity Date at the election of the Company. Upon the occurrence of any event of default, as defined in the Super Biz Note, the Founders may at any time declare all unpaid obligations to be immediately due and payable.

Melon Acquisition

On May 4, 2023, Super League entered into the Melon Purchase Agreement with Melon, pursuant to which the Company acquired the Melon Assets.

In connection with the Melon Acquisition described at Note 5, contingent consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The fair value of the Melon Contingent Consideration on the valuation date was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs. Assumptions utilized in connection with utilization of the Monte Carlo simulation model as of December 31, 2024 included a risk free interest rate of 4.79%, a volatility rate of 70%, a closing stock price of $2.15 and a discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the accompanying consolidated statements of operations for the periods presented was comprised of the following:

	Fiscal Year Ended December 31,
	2024	2023
Beginning balance	$538,000	$-
Contingent Consideration – Initial accrual – May 2023	-	1,350,000
Change in fair value(4)	(148,000)	(682,000)
Current period accrued contingent consideration	(130,000)	61,000
Post closing adjustments(2)	-	(191,000)
Contingent consideration payments (3)	(122,000)	-
Accrued contingent consideration(1)	$138,000	$538,000

(1)

As of December 31, 2024, the accrual for the Second Earn Out Period included 35,775 shares of common stock valued at $0.62, the closing price of our common stock as of December 31, 2024. As of December 31, 2023, the accrual for the First Earn Out Period totaling $333,000, included 72,118 shares of common stock valued at $1.52, the closing price of our common stock as of December 31, 2023.

(2)

The Melon Purchase Agreement provided for adjustments to the calculated Melon Contingent Consideration amounts to account for advanced payments made to Melon from customers prior to the Melon Acquisition Date, for which the corresponding work was not performed as of the Melon Acquisition Date.

(3)

In May 2024, the Company paid Melon Accrued Contingent consideration related to the Melon First Earn Out Period, comprised of $32,000 of cash payments and payment of 72,118 shares of our common stock valued at $90,000 on the date of issuance.

(4)	Reflected in the consolidated statements of operations for the applicable period.

Loss on intangible asset disposal

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a disposal of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000, which is included in “Loss on intangible asset disposal” in the accompanying consolidated statements of operations for Fiscal Year 2023.

Intangible Asset Impairment

Impairment Charges.  In the fourth quarter of Fiscal Year 2023 we recorded a non-cash impairment charge related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, and significant changes in the manner of our use of the acquired assets or the strategy in the context of our overall business. Due to underperformance relative to historical and projected future operating results and a decision to deploy resources in other areas of the business, we performed an impairment analysis and determined that the sum of the expected undiscounted future cash flows resulting from the use of the assets was less than the carrying amount of the assets, resulting in an impairment loss totaling $7.1 million, which is recorded in the accompanying consolidated statements of operations for Fiscal Year 2023. The fair value was determined using a discounted cash flow approach, with cash flow projections over the remaining life of the intangible assets of five years and a discount rate of 16% based on the Company’s estimated cost of capital. The impairment charge was based on the difference between the calculated fair value of the intangible assets totaling $860,000 and the carrying value of the applicable intangible assets which totaled $7,912,000 as of December 31, 2023. There were no intangible asset impairment charges recorded for the year ended December 31, 2024.

Other Income (Expense)

Gain on Sale of Minehut Assets

On February 29, 2024, the Company sold its Minehut related assets (“Minehut Assets”) to GamerSafer, in a transaction approved by the Board. Pursuant to the GS Agreement, the Company will receive $1.0 million of purchase consideration (“Minehut Purchase Consideration”) for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the consolidated balance sheet.

The Company initially recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000, of which $224,000 was included in prepaid expense and other current assets and $395,000 was included in other receivables in noncurrent assets, and recognized a gain on sale of the Minehut Assets totaling $144,000, which was included in other income in the consolidated statements of operations. The Minehut Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected over and above the estimated purchase consideration recorded at contract inception, if any, will be recognized as additional gains on the sale of Minehut Assets when realized in future periods, up to the $1.0 million stated contractual amount of Minehut Purchase Consideration. Additional gains recorded subsequent to the sale and initial accounting for the transaction totaled $39,000, resulting in a cumulative gain on sale for Fiscal Year 2024 totaling $183,000.

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

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	For the Year
	Ended December 31,
	2024	2023
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$-	$-
Initial fair value of warrant liability – grant date(1)	346,000	-
Change in fair value	2,000	-
Subtotal - fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	348,000	-

Placement Agent Warrants:
Beginning balance	$1,571,000	$-
Initial fair value of warrant liability – grant date(1)	133,000	4,469,000
Change in fair value	(1,117,000)	(2,898,000)
Subtotal - fair value of warrant liability – Placement Agent Warrants	587,000	1,571,000
Total fair value of warrant liability	$935,000	$1,571,000

(1)	Estimated fair value on the date of issuance.

Interest Expense

Interest expense for the periods presented was comprised of the following:

	Fiscal Year Ended December 31,
	2024	2023
Super Biz Note:
Accrued Interest	$64,000	$-
Hudson Note:
Interest expense, including accrued interest	194,000	-
Change in fair value	225,000	-
RP Note:
Interest expense, including accrued interest	71,000	-
Change in fair value	(62,000)	-
SLR Facility:
Interest expense and other fees	63,000	3,000
Other	4,000	47,000
Total interest expense	$559,000	$50,000

Loss on Extinguishment of Liability

In August 2024, the Company issued the Super Biz Note to the Founders in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding, with a principle amount totaling approximately $1.8 million. Interest accrues on the outstanding principal at the rate of 8.5% per annum, and accrues until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date.

In addition, in connection with the issuance of the Super Biz Note, during the period commencing January 2, 2025 and concluding on January 6, 2025, the Company will issue 262,501 shares of the Company’s common stock to the Founders, valued at $336,000, based on the closing price of our common stock on the date of issuance of Super Biz Note.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a gain on extinguishment totaling $336,000 was recorded in the consolidated statements of operations, and credited to additional paid in capital (included in “Other” in the consolidated statements of stockholder’s equity), for Fiscal Year 2024, primarily comprised of the fair value of the 262,501 shares of restricted stock to be issued, as described above.

The default interest provision included in the Super Biz Note represents an embedded derivative with a fair value of $171,000 as of August 1, 2024, the date of issuance of the Super Biz Note. The fair value of the derivative liability is included in the December 31, 2024 consolidated balance sheet under the caption “Promissory note – contingent consideration,” and is required to be marked to market at each balance sheet date. The change in fair value of the derivative liability totaled ($94,000) for Fiscal Year 2024.

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

The terms of the new Placement Agent Warrants and the original placement agent warrants (recorded as a liability under ASC 815) was determined to be substantially different based on an analysis of the fair value of each instrument immediately before and after the modification, resulting in a loss on extinguishment, recognized in other income (expense) in the consolidated statements of operations for Fiscal Year 2023, totaling $681,000.

Debt Issuance Costs

The Company paid debt issuance costs totaling $180,000 in connection with the issuance of the Agile Note as described at Note, which is included in “Other” in Other Income and expense in the consolidated statements of operations for FY 2024.

(Provision) Benefit for Income Taxes

Provision for income taxes for Fiscal Year 2024, totaling $161,000, reflects noncash tax expense recorded in connection with the tax treatment of changes in contingent consideration payable as of December 31, 2024. A corresponding deferred tax liability totaling $161,000 is reflected in the consolidated balance sheet as of December 31, 2024.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy, Ltd. (“Bannerfy”)(the “Bannerfy Acquisition”) in 2021, to the original sellers, as described at Note 4. The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy carried over, with no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting included the establishment of a net deferred tax liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under FASB ASC Topic 805 – Business Combinations (“ASC 805”), a difference between the book and tax bases of the assets arises. FASB ASC Topic 740 – Income Taxes (“ASC 740”), required the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As a result of the disposal of the Bannerfy intangible assets, the Company fully amortized the related remaining net deferred tax liability, resulting in a $313,000 tax benefit reflected in the consolidated statements of operations for Fiscal Year 2023.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $1.3 million and $7.6 million at December 31, 2024 and 2023, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities, as described below.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses as disclosed in the consolidated statements of operations for the periods presented herein, and had an accumulated deficit of $270.0 million as of December 31, 2024. Noncash stock compensation, amortization and impairment charges for Fiscal Year 2024 and 2023 totaled $3.9 million and $17.4 million, respectively. For Fiscal Years 2024 and 2023, net cash used in operating activities totaled $11.5 million and $15.5 million, respectively.

To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund our planned operations. Accordingly, our results of operations and the implementation of our long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the threat of other outbreaks or pandemics, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which we traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” (“ASC 205”).

Management’s Plans

Entry into Loan Agreements

Agile II. On the Agile II Effective Date, the Company entered into the Agile II Loan Agreement, with the Collateral Agent and Agile, pursuant to which the Company issued to Agile a the Agile II Note. Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs. In connection with entering into the Agile Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note. $1.5 million of the Agile II Note was used to repay the remaining balance under the Agile Note, with net proceeds to the Company of approximately $875,000.

1800 Diagonal Lending, LLC. On the Diagonal Effective Date, the Company and Diagonal) entered into the Diagonal Agreement, pursuant to which the Company issued the Diagonal Note in the principal amount of $300,000, for which the Diagonal Note, among other things, (a) matures on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the Diagonal Issuance Date until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest begins to accrue on the Diagonal Issuance Date but shall not be payable until the Diagonal Note becomes payable, and (d) interest will accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal Note, or during an Event of Default.

Pursuant to the Diagonal Note, Diagonal has the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal Effective Date and ending on the earlier of (a) the Diagonal Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal Note into fully paid and non-assessable shares of Common Stock at the Conversion Price.

Pursuant to the Diagonal Note, the following events, among other things, constitute an Event of Default: (i) failure to pay principal and interest when due; (ii) the Company fails to issue shares of Common Stock upon exercise of Diagonal’s conversion rights under the Diagonal Note; (iii) the Company’s breach of any material covenant or other material term or condition in the Diagonal note or the Diagonal Agreement, and such breach continues for a period of 20 business days after written notice from Diagonal; (iv) any breach of the representations and warranties set forth in both the Diagonal Agreement and the Diagonal Note; (v) the Company institutes any assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business; (vi) the Company institutes, or any proceeding is instated against the Company, relating to any bankruptcy, insolvency, reorganization, or liquidation proceedings; (vii) the Company fails to maintain the listing of its Common Stock on the Nasdaq Capital Market or on the Over The Counter boards or an equivalent exchange; (viii) the Company failing to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or ceases to be subject to the reporting requirements of the Exchange Act; (ix) the Company institutes any dissolution, liquidation, or winding up of the Company or any substantial portion of its business; (x) the restatement of any financial statements filed by the Company with the Securities and Exchange Commission, if the result of such restatement would have constituted a material adverse effect on the rights of Diagonal; (xi) the Company proposes to replace its transfer agent and fails to provide a fully executed irrevocable transfer agent instructions signed by the successor transfer agent; and (xii) a breach or default by the Company of any covenant or other term or condition contained in any other agreement by the Company, after the passage of all applicable notice and cure or grace periods (each individually an “Event of Default”, and collectively, “Events of Default”).

Upon the occurrence and during the continuation of any Event of Default that is enumerated in Section 3.2 of the Diagonal Note, the Diagonal Note shall become immediately due and payable, and the Company shall pay to Diagonal an amount equal to the Default Amount (as defined below), multiplied by two. For other Events of Default not enumerated in Section 3.2 of the Diagonal Note, the Diagonal Note shall become immediately due and payable in an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Diagonal Note, plus (b) accrued and unpaid interest on the unpaid principal amount of the Diagonal Note to the date of payment, plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and/or (b), plus (d) any amounts owed to Diagonal pursuant to Sections 1.3 and 1.4(g) of the Diagonal Note (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (b), (c) and (d) shall collectively be known as the “Default Amount”) and all other amounts payable under the Diagonal Note shall immediately become due and payable, together with all costs, including, without limitation, legal fees and expenses, of collection, and Diagonal shall be entitled to exercise all other rights and remedies available at law or in equity.

The Diagonal Note was issued with an OID of 4.75%, with net proceeds to the Company of approximately $279,000 after giving deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000, and other estimated offering expenses. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

Belleau Note Purchase Agreement. On March 28, 2025, we entered into the Belleau Purchase Agreement with Belleau. Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau the Belleau Notes, with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes will occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025. Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note; (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum.

The Belleau Interest that accrues on each respective Belleau Note is payable on each respective Belleau Maturity Date in the form of restricted shares of the Company’s Common Stock equal to 20% of the Belleau Principal, calculated at a price per share of $0.35. In the event of a prepayment of any Belleau Note by the Company, the Belleau Interest will be payable in full at the time of such prepayment.

The Belleau Note also provides for: (i) standard events of default, including (a) any default in the payment of the Belleau Principal or Belleau Interest on their respective due dates, (b) the occurrence of a Bankruptcy Event (as defined in the Belleau Note), or (c) the Company commits any material breach or default of any material provision of the Belleau Note, if not cured within 20 days following the written notice from Belleau specifying in reasonable detail such breach or default (sections (a) through (c), the “Belleau Events of Default”); and (ii) customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Upon the occurrence of an Event of Default, the Belleau Note will bear interest at the default interest rate of 20% per annum, payable in cash, and upon Belleau’s written notice to the Company, all payments of Belleau Principal and Belleau Interest will become immediately due and payable.

The Company intends to utilize the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes.

Entry into Equity Purchase Agreement

On February 14, 2025, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Total Commitment”) of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering”). As consideration for Hudson’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Hudson 300,000 shares of common stock, valued at $165,000, following the execution of the Equity Purchase Agreement (the “Commitment Shares”).

Unless earlier terminated, the Equity Purchase Agreement will automatically terminate upon the earliest of (i) the expiration of the Commitment Period (as defined in the Equity Purchase Agreement), (ii) Hudson’s purchase or receipt of the Total Commitment worth of common stock, or (iii) the occurrence of certain other events set forth in the Equity Purchase Agreement. The Company has the right to terminate the Equity Purchase Agreement at any time after Commencement, at no cost or penalty, upon prior written notice to Hudson.

The Company intends to use the net proceeds, if any, from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Equity Purchase Agreement contains customary representations, warranties and agreements by the Company, as well as customary indemnification obligations of the Company. In connection with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the Commitment Shares and the shares issuable pursuant to the Equity Purchase Agreement.

Management continues to explore alternatives for raising capital to facilitate our growth and execute our business strategy, including strategic partnerships and/or other forms of equity or debt financings. We may continue to evaluate potential strategic acquisitions. To finance such strategic acquisitions, we may find it necessary to raise additional equity capital, incur debt, or both. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans which, in turn, would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies.

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

Cash Flows for the Fiscal Years Ended December 31, 2024 and 2023

The following table summarizes the change in cash and cash equivalents for the periods presented:

	Fiscal Year Ended December 31,
	2024	2023

Net cash used in operating activities	$(11,462,000)	$(15,489,000)
Net cash used in investing activities	(283,000)	(825,000)
Net cash provided by financing activities	5,446,000	21,441,000
Increase (decrease) in cash and cash equivalents	(6,299,000)	5,127,000
Cash and cash equivalents, at beginning of period	7,609,000	2,482,000
Cash and cash equivalents, at end of period	$1,310,000	$7,609,000

Cash Flows from Operating Activities.

Net cash used in operating activities during Fiscal Year 2024, primarily reflected our net loss, net of adjustments to reconcile net loss to net cash used in operating activities, which included noncash stock compensation charges of $1,289,000, depreciation and amortization charges of $2,612,000, net changes in fair value of warrant liabilities of ($1,115,000) and net changes in working capital of $1,364,000. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

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

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented:

	Fiscal Year Ended December 31,
	2024	2023
Cash paid in connection with the acquisition of Melon, net	$-	$(150,000)
Proceeds from sale of Minehut Assets	192,000	-
Purchase of property and equipment	(23,000)	(8,000)
Capitalization of software development costs	(452,000)	(650,000)
Acquisition of other intangible and other assets	-	(17,000)
Net cash used in investing activities	$(283,000)	$(825,000)

Sale of Minehut Assets.  On February 29, 2024, the Company sold its Minehut Assets to GamerSafer as described above. Pursuant to the GS Agreement, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. During Fiscal Year 2024 we received Minehut Purchase Consideration payments totaling $192,000.

Melon Acquisition. On May 4, 2023, we entered the Melon Purchase Agreement with Melon, pursuant to which the Company acquired the Melon Assets, as described above. At the Closing, the Company paid an aggregate total of $900,000 to Melon, of which $150,000 was paid in cash, and the remaining $750,000 was paid in the form of shares of the Company’s common stock, valued at the Melon Closing Share Price, as described above.

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Fiscal Year Ended December 31,
	2024	2023

Proceeds from issuance of preferred stock, net of issuance costs	$2,393,000	$19,295,000
Proceeds from issuance of common stock, net of issuance costs	1,000,000	1,885,000
Proceeds from promissory notes, net	3,257,000	-
Payments on promissory notes	(396,000)	-
Payments on convertible notes	-	(539,000)
Accounts receivable facility advances	1,174,000	-
Payments on accounts receivable facility	(1,950,000)	-
Contingent consideration payments – Melon Acquisition	(32,000)	-
Proceeds from common stock options and purchase warrant exercises	-	800,000
Net cash provided by financing activities	$5,446,000	$21,441,000

Equity Financings

Issuances of Convertible Preferred Stock

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of newly designated series of Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price, as follows (rounded to the nearest thousands, except share and per share data):

		Preferred Stock				Proceeds			Conversion Shares - Common Stock			Other
Series Designation	Closing Date	Conversion Prices(2)(3)(4)	Shares Purchased/ Issued in Exchange(6)	Conversions / Exchanges	Outstanding - December 31, 2024	Gross Proceeds	Fees	Net Proceeds	Original	Conversions / Exchanges(5)	December 31, 2024	Original Placement Agent Warrants(1)
A	November 22, 2022	$12.40	5,359	(5,359)	-	$5,359,000	$697,000	$4,662,000	432,000	(432,000)	-	62,000
A-2	November 28, 2022	$13.29	1,297	(1,297)	-	1,297,000	169,000	1,128,000	98,000	(98,000)	-	14,000
A-3	November 30, 2022	$13.41	1,733	(1,733)	-	1,733,000	225,000	1,508,000	129,000	(129,000)	-	18,000
A-4	December 22, 2022	$7.60	1,934	(1,934)	-	1,934,000	251,000	1,683,000	254,000	(254,000)	-	36,000
A-5	January 31, 2023	$11.09	2,299	(1,519)	780	2,299,000	299,000	2,000,000	207,000	(137,000)	70,000	30,000
AA	April 19, 2023	$9.43/$1.89	7,680	(3,981)	3,699	7,680,000	966,000	6,714,000	4,072,000	(2,111,000)	1,961,000	112,000
AA-2	April 20, 2023	$10.43/$2.09	1,500	(1,500)	-	1,500,000	130,000	1,370,000	719,000	(719,000)	-	17,000
AA-3	April 28, 2023	$9.50/$1.90	1,025	(1,000)	25	1,025,000	133,000	892,000	539,000	(526,000)	13,000	16,000
AA-4	May 5, 2023	$9.28/$1.86	1,026	(526)	500	1,026,000	133,000	893,000	553,000	(283,000)	270,000	16,000
AA-5	May 26, 2023	$10.60/$2.12	550	(500)	50	550,000	72,000	478,000	259,000	(236,000)	23,000	8,000
AAA	November 30, 2023	$1.67	9,388	(1,993)	7,395	5,377,000	645,000	4,732,000	5,608,000	(1,191,000)	4,417,000	466,000
AAA-2	December 22, 2023	$1.71	5,334	(2,186)	3,148	2,978,000	357,000	2,621,000	3,119,000	(1,278,000)	1,841,000	253,000
AAA-Junior	June 26, 2024	$1.25	1,210	(845)	365	1,210,000	145,000	1,065,000	968,000	(676,000)	292,000	140,000
AAA-Junior - 2	July 10, 2024	$1.25	551	(110)	441	551,000	66,000	485,000	441,000	(88,000)	353,000	64,000
AAA-Junior - 3	September 20, 2024	$1.25	697	-	697	697,000	84,000	613,000	558,000	-	558,000	81,000
AAA-Junior – 4	September 30, 2024	$1.25	399	-	399	399,000	48,000	351,000	319,000	-	319,000	46,000
			41,982	(24,483)	17,499	$35,615,000	$4,420,000	$31,195,000	18,275,000	(8,158,000)	10,117,000	1,379,000

(1)

Pursuant to the terms of the Placement Agent Agreements, we agreed to issue to the Placement Agent, following the final closing under the individual Preferred Stock Offerings (effective as of the respective individual series closing dates), five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the respective series of Convertible Preferred Stock sold in the respective Preferred Stock Offering, at an exercise price equal to the applicable Preferred Stock Offering conversion price. See below for placement agent warrants exchanged in connection with the Exchange.

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

Use of net proceeds included working capital, general corporate purposes, and certain indebtedness (Series A Preferred only), including sales and marketing activities and product development. For the three months ended March 31, 2023, $719,000 of the net proceeds from the Series A Offerings were utilized in connection with the final redemption of the Notes.

Issuances of Common Stock

On October 24, 2024, the Company entered into a securities purchase agreement with a certain accredited investor for the registered direct offering of an aggregate of 1,136,364 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $0.88 per Share (the “Registered Direct Offering”). The registered direct offering closed on or about October 25, 2024, subject to the satisfaction of customary closing conditions in the purchase agreement, and resulted in gross proceeds to the Company of approximately $1.0 million.

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

Debt Financing

Agile Promissory Note

On November 8, 2024 we entered into the Agile Loan Agreement, with Agile pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile Note”). Pursuant to the Agile Loan Agreement: (i) the Agile Note matures 28 weeks from the Effective Date; (ii) carries an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the Applicable Rate plus five percent. The Company is required to repay all the obligations due under the Agile Loan Agreement and the Agile Note in 28 equal payments of $93,821, with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date. The proceeds received from the Agile Note were used to fund general working capital needs.

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

In connection with entering into the Agile Loan Agreement, the Company was required to pay an administrative fee of $92,500 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile Note. Refer to Note 6 for additional details.

Related Party Promissory Note

On November 19, 2024 we entered into the RP Purchase Agreement with a non-employee member of the Board, or Purchaser. Pursuant to the RP Purchase Agreement, the Company issued to the Purchaser the RP Note in the amount of $1,500,000, for which the RP Note (i) matures on the RP Maturity Date, (ii) may be pre-paid at any time by the Company without penalty, and (iii) accrues interest on the RP Principal at a rate of 40% simple interest per annum. The RP Interest is payable on the RP Maturity Date. In the event of a prepayment of the RP Note by the Company, the RP Interest will be pro-rated for the period the RP Note is outstanding. The Company utilized the proceeds for working capital and general corporate purposes. Refer to Note 6 for additional information.

Account Receivable Financing Facility

We entered into a Financing and Security Agreement (the “SLR Agreement”) with SLR Digital Finance, LLC (“Lender”), effective December 17, 2023 (the “SLR Effective Date”). Pursuant to the SLR Agreement, Lender may, from time to time and in its sole discretion, make certain cash advances to the Company (each an “Advance”, and collectively, “Advances”), against the face amounts of certain uncollected accounts receivable of the Company on an account-by-account basis (each, a “Financed Account”, and collectively, the “Accounts”), at a rate of 85% multiplied by the face value of such Account (the “Advance Rate”), less any reserved funds and any other amounts due to Lender from the Company, up to a maximum aggregate Advance amount of $4,000,000 (the “Maximum Amount”)(the Advances on the Accounts is hereinafter, the “Facility”). Upon receipt of any Advance, the Company will have assigned all of its rights in such receivables and all proceeds thereof. The proceeds received from the Facility are, and will be, used to fund general working capital needs.

The SLR Agreement is effective for 24 months from the SLR Effective Date (the “SLR Term”), automatically extends for successive SLR Terms (each, an “SLR Renewal Term”), and the Company is obligated to pay the Lender an early termination fee in the event the SLR Agreement is terminated under certain circumstances prior to the end of any SLR Term or SLR Renewal Term, as more specifically set forth in the SLR Agreement.

In connection with the Facility, the Company agreed to, among other things, (i) pay a finance fee equal to 2% of the Maximum Amount, payable in 24 equal monthly installments on the last day of each month of the SLR Term until paid in full, (ii) pay a servicing fee equal to 0.30% multiplied by the actual average daily amount of Advances outstanding at the time of determination (the “Outstanding Amount”) for the applicable month, on the last day of each calendar month during the SLR Term (or so long as any obligations arising under the SLR Agreement are outstanding); (iii) be charged a monthly financing fee (the “Financing Fee”), due upon receipt of full payment of a Financed Account by Lender, equal to 1/12 of (a) the prime rate plus 2% (the “Facility Rate”), multiplied by (b) the amount of the Outstanding Amount; and (iv) utilize the facility such that the monthly average aggregate Advances outstanding is at $400,000 (the “Minimum Utilization”). In the event that the Company’s monthly utilization is less than the applicable Minimum Utilization for any month, the Financing Fee for such month shall be calculated as if the applicable Minimum Utilization has been satisfied.

As security for the full and prompt payment and performance of any obligations arising under the SLR Agreement, the Borrowers granted to Lender a continuing first priority security interest in all the assets of the Borrowers. The SLR Agreement also provides for customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Refer to Note 6 for additional information.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of December 31, 2024, other than as described herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of December 31, 2024 we maintain approximately 1,550 square feet of office space which is leased on a month-to-month basis.

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

In the fourth quarter of Fiscal Year 2023 we recorded a non-cash impairment charge related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, and significant changes in the manner of our use of the acquired assets or the strategy in the context of our overall business. Due to underperformance relative to historical and projected future operating results and a decision to deploy resources in other areas of the business, we performed an impairment analysis and determined that the sum of the expected undiscounted future cash flows resulting from the use of the assets was less than the carrying amount of the assets, resulting in an impairment loss totaling $7.1 million, which is recorded in the accompanying consolidated statements of operations for Fiscal Year 2023. The fair value was determined using a discounted cash flow approach, with cash flow projections over the remaining life of the intangible assets of five years and a discount rate of 16% based on the Company’s estimated cost of capital.

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes issued, as described at Note 6, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statements of operations. With respect to the promissory notes described at Note 6, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying consolidated statements of operations.

The fair value of the promissory notes described at Note 6 was estimated based on a calculation of the present value of the related cash flows (i.e. payments of principal and interest based on contractual agreement terms) using a discount rate that reflected market rates and related credit risk. The FVO was elected for the promissory notes described at Note 6 due to the short term nature of the promissory notes and to provide relevant and timely information regarding the current market value of the debt, which is marked to market at each balance sheet date reflecting the effects of market fluctuations and other factors.

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interests rates or other variables, which are reflected in the consolidated statements of operations. Variations in any of these judgements and estimates could have a material impact on our financial results.

Modifications to Equity Linked Instruments

During certain of the periods presented herein, holders of our preferred stock with outstanding Additional Investment Rights (“AIRs”) received (i) a six (6) month extension of the exercise period of such AIRs; and (ii) an adjustment to the conversion prices for such AIRs, to the existing conversion price floors for each respective subseries of preferred stock, as described in Note 6 to the consolidated financial statements. In connection with the modifications the AIRs with initial aggregate underlying common shares totaling 1.3 million, were modified as described above, resulting in an incremental increase in fair value totaling $364,000, of which $294,000 was charged to additional paid-in capital as a financing costs, and $70,000 which was charged to other expense in the consolidated statements of operations as a legal settlement cost.

Accounting standards require that a reporting entity recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction in the same manner as if cash had been paid as consideration. As of each of the applicable AIR modification dates the Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included implied (derived) common stock prices from $0.72 to $0.86, conversion prices ranging from $1.856 to $13.25 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 4.64% to 5.36%, terms ranging from .24 years to .92 years and volatility assumptions ranging from 68% to 91%.

Significant judgements and estimates may be required in connection with the selection of the techniques and methods used in the determination of the implied common stock value of the company, including selection of the back solve method, and significant judgements and estimates may be required in connection with the assumptions utilized in the Black Scholes options pricing model, including assumptions for the remaining term of the applicable instruments, risk free interest rates and volatility. Variations in any of these judgements and estimates could have a material impact on our financial results.

Determination of Fair Value – Warrants

During the period presented the Company issued certain common stock purchase warrants (“Warrants”) as described at Note 6 to the consolidated financial statements. The fair value of warrants are determined using a Black Scholes option price model, measured using Level 3 inputs. The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	December 31,			December 31,
	2024			2023
Expected Volatility	100%	-	101%			98%
Risk–free interest rate	4.27%	-	4.38%			3.84%
Dividend yield			-%			-%
Expected life of options (in years)	2.71	-	4.74	4.5	-	5.0

Significant judgements and estimates may required in connection with determining the classification of warrants between liabilities and equity, as well as in connection with the assumptions utilized for the expected volatility, risk free interest rate and term in the Black Scholes calculations used to value warrants outstanding at each balance sheet date, if liability classified. Variations in any of these judgements and estimates could have a material impact on our financial results.

Relaxed Ongoing Reporting Requirements

We qualify to report as a “smaller reporting company” (as defined in Rule 12b-2) under the reporting rules set forth under the Exchange Act. For so long as we remain an “smaller reporting company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “smaller reporting companies,” including but not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not “smaller reporting company,” and our stockholders could receive less information than they might expect to receive from more mature public companies.

We expect to take advantage of these reporting exemptions until we are no longer a smaller reporting company.

Upon the completion of our initial public offering in February 2019, we elected to report as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act, which allowed us to take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

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

We were eligible to remain an “emerging growth company” for five years from the date of our initial public offering, and as such, ceased being an “emerging growth company” as of Fiscal Year 2024. However, as described above we continue to be a “smaller reporting company.”

As a result of no longer qualifying for “emerging growth company” status, our independent auditors, commencing with their audit of our consolidated financial statements as of and for the year ended December 31, 2024, are required by the Public Company Accounting Oversight Board (“PCAOB”) to include a description of Critical Accounting Matters (“CAMs”) as a component of their audit opinion commencing with the audit of our consolidated financial statements for Fiscal Year 2024.

A CAM is defined as any matter arising from the audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee, as a component of typical and customary matters required to be communicated to the audit committee each year and that:

●	Relates to accounts or disclosures that are material to the financial statements; and
●	Involved especially challenging, subjective, or complex auditor judgment.

The PCAOB requires auditors to communicate with the company's audit committee regarding certain matters related to the conduct of their audit, including information about the overall audit strategy, timing of the audit and the significant risks identified during the auditor's risk assessment procedures.

As described by the PCAOB, CAMs are intended to enhance the auditor’s report to provide audit-specific information that is meaningful to investors and other financial statement users. Further, the purpose of CAMs is to shed light on certain matters in an audit that involved especially challenging, subjective, or complex auditor judgment.

Our auditors have included descriptions of CAMs surrounding their audit strategy and procedures for their audit of revenue recognition and their audit of the modification of certain AIRs related to preferred stock outstanding during Fiscal Year 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 (“Evaluation Date”). Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Previously Reported Material Weakness

In our Annual Report on Form 10-K for the year ended December 31, 2023, we disclosed a material weakness related to the identification of non-standard and complex transaction disclosure requirements, specifically regarding the exclusion of the calculated noncash value of the effect of the down round feature triggered in August of 2023, on the Company’s Series AA Convertible Preferred Stock, which should have been recorded as a noncash charge directly to accumulated deficit and a noncash reduction to income available to common stockholders in the computation of earnings per share for the third quarter of 2023.

Remediation Actions Taken

Since the date we identified the material weakness in the fourth quarter of 2023, we took steps to ensure that financial statement preparation checklists utilized by the Company to identify non-standard and complex transactions disclosure requirements are completed and reviewed by resources with requisite knowledge in a timely manner for financial reporting purposes, to improve disclosure controls and procedures and internal control over financial reporting in these complex non-standard technical areas. While we had procedures and processes to apply accounting and disclosure standards to non-standard and complex transactions, we did not have adequate resources to provide for the timely identification of the required treatment of the value of a down round feature in the period in which it is triggered. This material weakness prevented us from properly including the noncash impact of the down round feature as a noncash reduction to accumulated deficit and a noncash reduction of income available to common stockholders in the computation of earnings per share for the third quarter of 2023.

The remediation steps described above were effective in the fourth quarter of 2023 and in place and operating as of December 31, 2023 and throughout Fiscal Year 2024. As a result, as previously disclosed in our Fiscal Year 2023 10-K, notwithstanding the material weakness described above, management believes the consolidated financial statements presented in its Fiscal Year 2023 10-K fairly presented, in all material respects, our financial position, results of operations and cash flows for all periods presented therein, in conformity with generally accepted accounting principles.

Based on our assessments as of December 31, 2024 and 2023, we concluded that the previously reported material weakness related to the identification of non-standard and complex transaction disclosure requirements, specifically regarding exclusion of the calculated noncash value of the effect of the down round feature triggered in August of 2023 on the Company’s Series AA Convertible Preferred Stock, has been remediated.

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

We are an “smaller reporting company,” as defined in Rule 405 of the Securities Act and, accordingly, we are not required to provide the attestation report of our independent registered public accounting firm on our internal control over financial reporting required by Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fiscal quarter ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC no later than April 30, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Enterprise, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Enterprise, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.3	Asset Purchase Agreement, dated October 4, 2021, among Super League Enterprise, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
2.4	Asset Purchase Agreement, by and between Super League Gaming, Inc., and Melon, Inc., dated May 4, 2023	Exhibit 2.3 to the Current Report on Form 8-K, filed on May 9, 2023.
3.1	Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated November 19, 2018.	Exhibit 3.1 to the Registration Statement, filed on January 4, 2019.
3.2	Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019.
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019.
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated July 24, 2020.	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 24, 2020.
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock	Exhibit 3.5 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock	Exhibit 3.6 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series A-3 Preferred Stock	Exhibit 3.7 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.8	Certificate of Designation of Preferences, Rights and Limitations of the Series A-4 Preferred Stock	Exhibit 3.8 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.9	Certificate of Designation of Preferences, Rights and Limitations of the Series A-5 Preferred Stock	Exhibit 3.9 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on April 25, 2023
3.11	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.11 to the Annual Report on Form 10-K, filed April 15, 2024
3.12	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on May 4, 2023
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K/A, filed on May 9, 2023, as amended on May 10, 2023.
3.14	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 2, 2023
3.15	Certificate of Amendment to Super League Gaming, Inc.’s Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.2 to the Current Report on Form 8-K, filed on June 2, 2023
3.16	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as Amended, of Super League Gaming, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 8, 2023.
3.17	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 6, 2023

3.18	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 22, 2023
3.19	Amendment to the Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 10, 2024.
3.20	Certificate of Designation of Preferences Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 2, 2024.
3.21	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 16, 2024
3.22	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-3 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 23, 2024
3.23	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K, filed on September 23, 2024
3.24	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Preferred Stock	Exhibit 3.3 to the Current Report on Form 8-K, filed on September 23, 2024
3.25	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-4 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed October 1, 2024
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement, filed on February 12, 2019.
4.2	Form of Registration Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1 , filed on January 4, 2019.
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019.
4.7	Form of May 2022 Convertible Promissory Note	Exhibit 10.2 to the Current Report on Form 8-K, filed May 16, 2022.
4.8	Form of Placement Agent Warrant	Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
4.9	Form of Placement Agent Warrants	Exhibit 10.3 to the Current Report on Form 8-K, filed on April 25, 2023
4.10	Form of Pre-Funded Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on August 24, 2023
4.11	Form of Placement Agent Warrants	Exhibit 10.5 to the Current Report on Form 8-K filed on December 6, 2023
4.12	Unsecured Promissory Note, dated August 1, 2024, issued to Sam Drozdov by Super League Enterprise, Inc.	Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.13	Unsecured Promissory Note, dated August 1, 2024, issued to Bloxbiz Co. by Super League Enterprise, Inc.	Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.14	Unsecured Promissory Note, dated August 1, 2024, issued to Ben Khakshoor by Super League Enterprise, Inc.	Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.15	Form of Unsecured Promissory Note, dated November 19, 2024	Exhibit 4.1 to the Current Report on Form 8-K filed on February 14, 2025
4.16	Confessed Judgment Secured Promissory Note, dated February 10, 2025, issued to Agile Capital Funding, LLC, by Super League Enterprise, Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2024
4.17*	Form of 2025 Unsecured Convertible Promissory Note to be issued to Belleau Wood Capital, LP, or its assigns	Filed herewith
4.18*	Convertible Promissory Note, dated March 26, 2025, issued by Super League Enterprise, Inc., to 1800 Diagonal Lending LLC, or its registered assigns	Filed herewith
10.1†	Super League Enterprise, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement , filed on January 4, 2019.
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement , filed on January 4, 2019.
10.3	Subscription Agreement, among Nth Games, Inc. and certain accredited investors.	Exhibit 10.3 to the Registration Statement , filed on January 4, 2019.
10.4	Subscription Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.4 to the Registration Statement, filed on January 4, 2019.
10.5	Form of Theater Agreement, filed herewith.	Exhibit 10.5 to the Registration Statement , filed on January 4, 2019.
10.6	Lease between Super League Enterprise, Inc. and Roberts Business Park Santa Monica LLC, dated June 1, 2016.	Exhibit 10.6 to the Registration Statement, filed on January 4, 2019.
10.7+	License Agreement between Super League Enterprise, Inc. and Riot Games, Inc., dated June 22, 2016.	Exhibit 10.7 to the Registration Statement , filed on January 4, 2019.
10.8+	Amended and Restated License Agreement between Super League Enterprise, Inc. and Mojang AB, dated August 1, 2016.	Exhibit 10.8 to the Registration Statement , filed on January 4, 2019.
10.9+	Master Agreement between Super League Enterprise, Inc. and Viacom Media Networks, dated June 9, 2017.	Exhibit 10.9 to the Registration Statement, filed on January 4, 2019.
10.10	Form of Common Stock Purchase Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.10 to the Registration Statement , filed on January 4, 2019.
10.11	Form of Investors’ Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.11 to the Registration Statement, filed on January 4, 2019.
10.12†	Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated June 16, 2017.	Exhibit 10.12 to the Registration Statement , filed on January 4, 2019.
10.13†	Employment Agreement, between Super League Enterprise, Inc. and David Steigelfest, dated October 31, 2017.	Exhibit 10.13 to the Registration Statement, filed on January 4, 2019.

10.14	Riot Games, Inc. Extension Letter, dated November 21, 2017.	Exhibit 10.14 to the Registration Statement, filed on January 4, 2019.
10.15	Form of Note Purchase Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.15 to the Registration Statement , filed on January 4, 2019.
10.16	Form of Security Agreement, between Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.16 to the Registration Statement, filed on January 4, 2019.
10.17	Form of Intercreditor and Collateral Agent Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.17 to the Registration Statement , filed on January 4, 2019.
10.18	Form of Investors’ Rights Agreement (9% Secured Convertible Promissory Notes), among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.18 to the Registration Statement , filed on January 4, 2019.
10.19	Master Service Agreement and Initial Statement of Work between Super League Enterprise, Inc. and Logitech Inc., dated March 1, 2018.	Exhibit 10.19 to the Registration Statement , filed on January 4, 2019.
10.20	Asset Purchase Agreement, between Super League Enterprise, Inc. and Minehut, dated June 22, 2018.	Exhibit 10.20 to the Registration Statement, filed on January 4, 2019.
10.21†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement , filed on January 4, 2019.
10.22†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and David Steigelfest, dated November 1, 2018.	Exhibit 10.22 to the Registration Statement, filed on January 4, 2019.
10.23†	Employment Agreement, between Super League Enterprise, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019.
10.24†	Employment Agreement, between Super League Enterprise, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement , filed on January 4, 2019.
10.25++	Commercial Partnership Agreement between Super League Enterprise, Inc., and ggCircuit, LLC, dated September 23, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 14, 2019.
10.26	Form of Registration Rights Agreement, dated March 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 11, 2021.
10.27	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.28	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.29	Equity Distribution Agreement, dated as of September 3, 2021, by and between Super League Enterprise, Inc. and Maxim Group LLC.	Exhibit 1.3 to the Company’s Registration Statement on Form S-3 (File No. 333-259347, filed September 7, 2021.
10.30	Share Purchase Agreement, by and between Super League Enterprise, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.31†	Executive Employment Agreement between Super League Gaming, Inc., and Ann Hand, dated January 5, 2022	Exhibit 10.1 to the Current Report on Form 8-K filed January 7, 2022.
10.32†	Executive Employment Agreement between Super League Gaming, Inc., and Clayton Haynes, dated January 5, 2022	Exhibit 10.2 to the Current Report on Form 8-K filed January 7, 2022.
10.33†	Executive Employment Agreement between Super League Gaming, Inc., and David Steigelfest, dated January 5, 2022	Exhibit 10.3 to the Current Report on Form 8-K filed January 7, 2022.
10.34†	Executive Employment Agreement between Super League Gaming, Inc., and Matt Edelman, dated January 5, 2022	Exhibit 10.4 to the Current Report on Form 8-K filed January 7, 2022.
10.35†	Executive Employment Agreement between Super League Gaming, Inc., and Michael Wann, dated January 5, 2022	Exhibit 10.5 to the Current Report on Form 8-K filed January 7, 2022.
10.36	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Enterprise, Inc. and Tumim Stone Capital LLC	Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022.
10.37	Securities Purchase Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.1 to the Current Report on Form 8-K, filed May 16, 2022.
10.38	Registration Rights Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.3 to the Current Report on Form 8-K, filed May 16, 2022.
10.39†	Transition Letter Agreement dated January 13, 2023, between Super League Gaming, Inc. and Mike Wann.	Exhibit 10.1 to the Current Report on Form 8-K, filed January 20, 2023.
10.40	Form of Placement Agency Agreement	Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.41	Form of Series A Subscription Agreement	Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023

10.42	Form of Registration Rights Agreement	Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.43	Form of Series AA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 25, 2023
10.44	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed on April 25, 2023
10.45	Placement Agency Agreement by and between Aegis Capital Corp. and Super League Gaming, Inc., dated March 24, 2023.	Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2023
10.46	Underwriting Agreement, dated August 21, 2023, between Super League Gaming, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 24, 2023
10.47	Warrant Agency Agreement, dated August 23, 2023, between Super League Gaming, Inc and Direct Transfer, LLC	Exhibit 4.2 to the Current Report on Form 8-K filed on August 24, 2023
10.48	Form of Series AAA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023
10.49	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023
10.50	Form of Series A Exchange Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 6, 2023
10.51	Form of Series AA Exchange Agreement	Exhibit 10.4 to the Current Report on Form 8-K filed on December 6, 2023
10.52	Financing and Security Agreement, effective December 17, 2023, by and among Super League Enterprise, Inc., Mobcrush Streaming, Inc., InPVP, LLC and SLR Digital Finance, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2023
10.53	Placement Agency Agreement, dated November 6, 2023, between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2023
10.54	Mutual General Release and Settlement Agreement by and between 3i, LP, Nomis Bay Ltd. and BPY Limited and Super League Enterprise, Inc., dated March 12, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2024
10.55	Asset Purchase Agreement by and between Super League Enterprise, Inc. and GamerSafer, Inc.	Exhibit 10.55 to the Annual Report on Form 10-K filed on April 15, 2024
10.56	Form of Series AAA Junior Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2024.
10.57++	Form of Registration Rights Agreement++	Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2024.
10.58	Placement Agency Agreement, dated June 3, 2024, by and between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2024.
10.59	Form of Placement Agent Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on July 16, 2024
10.60++	Form of Series AAA-4 Junior Subscription Agreement ++	Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2024.
10.61 ++	Form of Registration Rights Agreement ++	Exhibit 10.2 to the Current Report on Form 8-K filed on September 23, 2024.
10.62++	Form of Investor Warrant ++	Exhibit 10.3 to the Current Report on Form 8-K filed on September 23, 2024.
10.63	Form of Placement Agent Warrant	Exhibit 10.4 to the Current Report on Form 8-K filed on September 23, 2024.
10.64	Binding Term Sheet, dated September 30, 2024, between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2024.
10.65	Equity Exchange Agreement, dated September 30, 2024, by and between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2024.
10.66	Form of Securities Purchase Agreement, dated October 24, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2024.
10.67	Amended and Restated Equity Exchange Agreement, dated October 29, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on October 29, 2024.
10.68	Form of Indemnification Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2024.
10.69	Form of Note Purchase Agreement, dated November 19, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2024

10.70	Business Loan and Security Agreement, dated February 10, 2025, between Super League Enterprise, Inc. and Agile Capital Funding, LLC++	Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2025
10.71	Equity Purchase Agreement, dated February 14, 2025, between Super League Enterprise, Inc. and Hudson Global Ventures, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2025
10.72	Registration Rights Agreement, dated February 14, 2025, between Super League Enterprise, Inc., and Hudson Global Ventures, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2025
10.73*	Securities Purchase Agreement, dated March 26, 2025, by and between Super League Enterprise, Inc., and 1800 Diagonal Lending, LLC	Filed herewith.
10.74*	Note Purchase Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc. and Belleau Wood Capital, LP++	Filed herewith.
10.75*	Consulting Agreement, dated June 13, 2023, between Super League Enterprise, Inc., and Diamond Shoals, LLC	Filed herewith.
10.76*	Amended and Restated Consulting Agreement, effective as of October 6, 2023, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Filed herewith.
10.77*	Amended Consulting Agreement, dated August 1, 2024, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Filed herewith.
10.78*	Amended and Restated Consulting Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Filed herewith.
14.1	Super League Enterprise, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement, filed on January 4, 2019.
19.1*	Super League Enterprise, Inc. Insider Trading Policy	Filed herewith.
21.1*	Subsidiaries of Registrant	Filed herewith.
23.1*	Consent of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC	Filed herewith.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Furnished herewith.
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith.
97.1	Super League Enterprise, Inc. Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K filed on April 15, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Super League Enterprise, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Super League Enterprise, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has recurring and expected future losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition- Fixed Fee Revenue

Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company continues to generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) content and technology through the production and distribution of our own, advertiser and third-party content, and (iii) direct to consumer offers, including in-game items, e-commerce and digital collectibles. A portion of the Company’s contracts with customers are recognized over time on a percentage of completion basis. In the case of a contract not being completed by year-end, the Company estimates the percentage of contract completion at year-end. The Company did so by using the input method, measuring the hours incurred against the total hours expected to be incurred throughout the entire contract to be able to calculate the revenue to be recognized in the current period. We identified the sufficiency of audit evidence over the accounting for revenue recognition as a critical audit matter. Subjective auditor judgment and an increased extent of effort was required to evaluate the sufficiency of audit evidence over accounting for revenue recognition due to the complexity involved in testing the Company’s total hours expected to be incurred throughout the contract.

Audit Response

Our audit procedures to test the estimates and assumptions surrounding the fixed fee revenue recognition included obtaining a report downloaded directly from the Company’s time-tracking software, that detailed the hours incurred on a specific job. We performed a walkthrough of Company’s time-tracking software to gain reasonable assurance over the completeness and accuracy of the software’s reports and tested the completeness and accuracy of the hours incurred to date. We tested the estimated hours used by management to determine revenue recognition and retrospectively reviewed past fixed fee contracts to ensure total estimated hours were materially accurate. We obtained total hours incurred, then compared this against the total hours expected to be incurred throughout the contract to recalculate the revenue recognized. We also tested for proper revenue recognition cut-off.

Modification of Additional Investment Rights (“AIRs”)

Description of the Matter

In connection with the Company’s Junior AAA preferred round closed in June 2024, certain AIRs right holders received modifications to their AIR rights, as disclosed in Note 7 to the consolidated financial statements. As of the AIR modification date, the Company utilized the Black Scholes option pricing model for the calculation of the fair value of the AIRs immediately before and after the modifications described above, using Level 3 inputs. We identified the sufficiency of audit evidence over the accounting for the modification to the AIR rights as a critical audit matter. Subjective auditor judgment and an increased extent of effort was required to evaluate the sufficiency of audit evidence over accounting for modification to the AIR rights due to the complexity involved. Any changes in the estimates and assumptions used could have a material impact in the amount of change in fair value.

Audit Response

We obtained and analyzed the technical memo from the Company to ensure it complied with accounting principles generally accepted in the United States of America. We utilized the knowledge, experience and expertise of our internal valuation specialist to execute the planned audit procedures related to the valuation by assessing the reasonableness of the methodologies employed to value the AIRs. We tested the underlying assumptions presented in the black-scholes option pricing models.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

Whippany, New Jersey

March 31, 2025

PCAOB ID Number 100

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,310,000	$7,609,000
Accounts receivable	3,766,000	8,287,000
Prepaid expense and other current assets	677,000	862,000
Total current assets	5,753,000	16,758,000
Property and equipment, net	24,000	70,000
Intangible and other Assets, net	4,070,000	6,636,000
Goodwill	1,864,000	1,864,000
Total assets	$11,711,000	$25,328,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,282,000	$10,420,000
Accrued contingent consideration	138,000	1,812,000
Promissory note - contingent consideration	1,735,000	-
Contract liabilities	50,000	339,000
Secured loan – SLR Facility	24,000	800,000
Promissory notes payable and accrued interest	1,707,000	-
Promissory notes payable and accrued interest – related party	1,509,000	-
Total current liabilities	10,445,000	13,371,000
Deferred taxes	161,000	-
Accrued contingent consideration – long term	-	396,000
Warrant liability	935,000	1,571,000
Total liabilities	11,541,000	15,338,000

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 17,499 and 23,656 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 16,224,371 and 4,774,116 shares issued and outstanding as of December 31, 2024 and 2023, respectively	94,000	81,000
Additional paid-in capital	270,111,000	258,923,000
Accumulated deficit	(270,035,000)	(249,014,000)
Total stockholders’ equity	170,000	9,990,000
Total liabilities and stockholders’ equity	$11,711,000	$25,328,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	2024	2023

REVENUES	$16,182,000	$25,079,000

COST OF REVENUES	10,080,000	15,297,000

GROSS PROFIT	6,102,000	9,782,000

OPERATING EXPENSE (INCOME)
Selling, marketing and advertising	9,822,000	12,450,000
Engineering, technology and development	4,447,000	9,500,000
General and administrative	8,731,000	10,258,000
Contingent consideration	(144,000)	1,075,000
Loss on intangible asset disposal	-	2,284,000
Impairment of intangible assets	-	7,052,000
Total operating expense	22,856,000	42,619,000

NET OPERATING LOSS	(16,754,000)	(32,837,000)

OTHER INCOME (EXPENSE)
Gain on sale of intangible assets	183,000	-
Interest expense, including change in fair value of promissory notes carried at fair value	(559,000)	(50,000)
Loss on extinguishment of liability - contingent consideration	(336,000)	-
Loss on exchange of preferred instruments	-	(681,000)
Change in fair value of warrant liability	1,115,000	2,898,000
Other	(123,000)	27,000
Total other income	280,000	2,194,000

LOSS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(16,474,000)	(30,643,000)

(Provision for) benefit from income taxes	(161,000)	313,000

NET LOSS	$(16,635,000)	$(30,330,000)

Net loss per share attributable to common stockholders – basic and diluted
Basic and diluted loss per common share (1)	$(2.35)	$(13.67)
Weighted-average number of common shares outstanding, basic and diluted	8,940,304	2,799,044

(1)	Refer to Note 2 for calculation of net loss attributable to common stockholders

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	2024	2023
Preferred stock (Shares):
Balance, beginning of period	23,656	10,323
Issuance of Series A preferred stock	-	-
Issuance of Series A-2 preferred stock	-	-
Issuance of Series A-3 preferred stock	-	-
Issuance of Series A-4 preferred stock	-	-
Issuance of Series A-5 preferred stock at $1,000 per share	-	2,299
Issuance of Series AA preferred stock at $1,000 per share	-	7,680
Issuance of Series AA-2 preferred stock at $1,000 per share	-	1,500
Issuance of Series AA-3 preferred stock at $1,000 per share	-	1,025
Issuance of Series AA-4 preferred stock at $1,000 per share	-	1,026
Issuance of Series AA-5 preferred stock at $1,000 per share	-	550
Issuance of Series AAA preferred stock at $1,000 per share	-	5,377
Issuance of Series AAA-2 preferred stock at $1,000 per share	-	2,978
Issuance of Series AAA Junior preferred stock at $1,000 per share	1,210	-
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share	551	-
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share	697	-
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share	399	-
Series AAA-1 Issued in Exchange for Series A & AA Preferred	-	4,011
Series AAA-2 Issued in Exchange for Series A & AA Preferred	-	2,356
Exchanged Series A and AA Preferred stock	-	(6,367)
Conversions of Series A Preferred stock to common stock	(2,169)	(5,761)
Conversions of Series AA Preferred stock to common stock	(1,936)	(3,116)
Conversions of Series AAA Preferred stock to common stock	(3,954)	(225)
Conversions of Series AAA Junior Preferred stock to common stock	(955)	-
Balance, end of period	17,499	23,656

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-
Issuance of Series A preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series A-2 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series A-3 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series A-4 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series A-5 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA-2 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA-3 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA-4 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AA-5 preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AAA preferred stock, $0.001 par value, at $1,000 per share	-	-
Issuance of Series AAA-2 preferred stock, $0.001 par value, at $1,000 per share	-	-
Series AAA-1 Issued in Exchange for Series A & AA Preferred	-	-
Series AAA-2 Issued in Exchange for Series A & AA Preferred	-	-
Exchanged Series A and AA Preferred stock	-	-
Conversions of Series A Preferred stock	-	-
Conversions of Series AA Preferred stock	-	-
Conversions of Series AAA Preferred stock	-	-
Balance, end of period	$-	$-

Common stock (Shares):
Balance, beginning of period	4,774,116	1,880,299
Issuance of common stock at $0.88 per share, net of issuance costs	1,136,000	-
Issuance of common stock at $2.60 per share, net of issuance costs	-	811,270
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	-	67,500
Common stock issued for Melon Acquisition	72,118	77,834
Common stock issued for Bannerfy Acquisition	-	8,985
Common stock issued for Super Biz Acquisition	30,662	49,400
Stock-based compensation	591,126	69,666
Conversion of Series A preferred stock	201,133	520,931
Conversion of Series AA preferred stock	995,958	922,097
Conversion of Series AAA preferred stock	2,333,125	133,153
Conversion of Series AAA Junior preferred stock	764,000	-
Preferred stock dividends paid – common stock	4,276,133	232,981
Other	1,050,000	-
Balance, end of period	16,224,371	4,774,116

Common stock (Amount, at Par Value):
Balance, beginning of period	$81,000	$47,000
Issuance of common stock at $0.88 per share, net of issuance costs	1,000	-
Issuance of common stock at $2.60 per share, net of issuance costs	-	16,000
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	-	1,000
Preferred stock dividends paid	7,000	-
Conversion of Series A, AA, AAA and AAA Junior preferred stock	4,000	15,000
Stock-based compensation	-	-
Common stock issued for Super Biz Acquisition	-	1,000
Common stock issued for Melon Acquisition	-	1,000
Common stock issued for Bannerfy Acquisition	-	-
Other	1,000	-
Balance, end of period	$94,000	$81,000

Additional paid-in-capital:
Balance, beginning of period	$258,923,000	$229,900,000
Issuance of Series A preferred stock at $1,000 per share, net of issuance costs	-	-
Issuance of Series A-2 preferred stock at $1,000 per share, net of issuance costs	-	-
Issuance of Series A-3 preferred stock at $1,000 per share, net of issuance costs	-	-
Issuance of Series A-4 preferred stock at $1,000 per share, net of issuance costs	-	-
Issuance of Series A-5 preferred stock at $1,000 per share, net of issuance costs	-	1,919,000
Issuance of Series AA preferred stock at $1,000 per share, net of issuance costs	-	5,319,000
Issuance of Series AA-2 preferred stock at $1,000 per share, net of issuance costs	-	1,278,000
Issuance of Series AA-3 preferred stock at $1,000 per share, net of issuance costs	-	690,000
Issuance of Series AA-4 preferred stock at $1,000 per share, net of issuance costs	-	681,000
Issuance of Series AA-5 preferred stock at $1,000 per share, net of issuance costs	-	379,000
Series AA Preferred additional investment rights	-	1,794,000
Issuance of Series AAA preferred stock at $1,000 per share, net of issuance costs	-	4,488,000
Issuance of Series AAA-2 preferred stock at $1,000 per share, net of issuance costs	-	2,591,000
Issuance of Series AAA Junior preferred stock at $1,000 per share, net of issuance costs	751,000	-
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain existing AIRs	294,000	-
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share, net of issuance costs	453,000	-
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share, net of issuance costs	529,000	-
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share, net of issuance costs	366,000	-
Common stock purchase warrants issued – Series AAA-3 and Series AAA-4 Junior preferred stock	(346,000)	-
Issuance of common stock at $0.88 per share, net of issuance costs	999,000	-
Issuance of common stock at $2.60 per share, net of issuance costs	-	1,745,000
Exercise of prefunded common stock warrants at $2.60 per share, net of issuance costs	-	159,000
Conversion of Series A, AA and AAA preferred stock	(3,000)	(15,000)
Preferred stock dividends paid – common stock	4,381,000	374,000
Deemed dividend on Series AA Preferred Stock	-	7,567,000
Common stock purchase warrants issued to placement agent	(134,000)	(3,788,000)
Common stock issued for Melon Acquisition	90,000	721,000
Common stock issued for Bannerfy Acquisition	-	70,000
Common stock issued for Super Biz Acquisition	38,000	547,000
Stock-based compensation	1,209,000	2,504,000
Issuance of common stock and incremental fair value in connection with modifications to certain existing AIRs in settlement of legal matters	1,723,000	-
Prepaid consulting fees	281,000	-
Other	557,000	-
Balance, end of period	$270,111,000	$258,923,000

Accumulated Deficit:
Balance, beginning of period	$(249,014,000)	$(210,743,000)
Deemed dividend on Series AA Preferred Stock	-	(7,567,000)
Preferred stock dividends paid – common stock	(4,386,000)	(374,000)
Net loss	(16,635,000)	(30,330,000)
Balance, end of period	$(270,035,000)	$(249,014,000)
Total stockholders’ equity	$170,000	$9,990,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In U.S. dollars, rounded to the nearest thousands)

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,635,000)	$(30,330,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,612,000	5,376,000
Stock-based compensation	1,289,000	2,735,000
Change in fair value of warrant liability	(1,115,000)	(2,898,000)
Change in fair value of contingent consideration	(252,000)	(545,000)
Change in fair value of debt at fair value	163,000	-
Gain on sale of intangible assets	(183,000)	-
Loss on extinguishment of liability – contingent consideration	336,000	-
Loss on exchange of placement agent warrants	-	681,000
Impairment of intangible assets and goodwill	-	7,052,000
Fair value of noncash legal settlement and other noncash charges	959,000	-
Loss on intangible asset disposal	-	2,284,000
Amortization of convertible notes discount	-	40,000
Changes in assets and liabilities:
Accounts receivable	4,521,000	(2,113,000)
Prepaid expense and other current assets	821,000	146,000
Accounts payable and accrued expense	(3,960,000)	3,412,000
Accrued contingent consideration	(20,000)	(1,064,000)
Contract liabilities	(289,000)	228,000
Deferred taxes	161,000	(313,000)
Accrued interest on notes payable	130,000	(180,000)
Net cash used in operating activities	(11,462,000)	(15,489,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with Melon Acquisition, net	-	(150,000)
Proceeds from sale of Minehut Assets	192,000
Purchase of property and equipment	(23,000)	(8,000)
Capitalization of software development costs	(452,000)	(650,000)
Acquisition of other intangible and other assets	-	(17,000)
Net cash used in investing activities	(283,000)	(825,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	2,393,000	19,295,000
Proceeds from issuance of common stock, net of issuance costs	1,000,000	1,885,000
Proceeds from notes payable, net of debt issuance costs	3,257,000	-
Payments on notes payable	(396,000)	-
Payments on convertible notes	-	(539,000)
Proceeds from accounts receivable facility	1,174,000	800,000
Payments on accounts receivable facility	(1,950,000)	-
Contingent consideration payments – Melon Acquisition	(32,000)	-
Net cash provided by financing activities	5,446,000	21,441,000

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,299,000)	5,127,000

CASH AND CASH EQUIVALENTS – beginning of year	7,609,000	2,482,000

CASH AND CASH EQUIVALENTS – end of year	$1,310,000	$7,609,000

SUPPLEMENTAL NONCASH INVESTING ACTIVITIES
Issuance of common stock in connection with legal settlement	$1,440,000	$760,000
Issuance of common stock in connection with Melon Acquisition	90,000	722,000
Issuance of common stock in connection with the payment of Super Biz Contingent Consideration	38,000	548,000
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain AIRs	294,000	-
Issuance of common stock in connection with Bannerfy Acquisition	-	70,000
Issuance of Super Biz Note in connection with extinguishment of accrued contingent consideration liability	1,765,000	-

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Enterprise, Inc. (Nasdaq: SLE) (“Super League,” the “Company,” “we,” “us” or “our”) is redefining how brands connect with consumers through the power of playable media. Through solutions within mobile games and the world’s largest immersive gaming platforms, Super League provides global brands with ads, content, and experiences that are not only seen – they are played, felt, and remembered. Boasting an award-winning development studio, a vast network of native creators, and proprietary engagement technology, Super League is a one-of-a-kind partner for brands looking to stand out in culture, spark loyalty, and drive meaningful impact. In a world where attention is earned, Super League makes brands relevant - by making them playable.

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

All references to common stock, warrants to purchase common stock and other rights, options to purchase common stock, restricted stock, share data, per share data and related information contained in the consolidated financial statements (hereinafter, “financial statements”) have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

All references to “Note,” followed by a number reference from one to twelve herein, refer to the applicable corresponding numbered footnotes to these consolidated financial statements.

Sale of Minehut

On February 29, 2024, the Company sold its Minehut related assets (“Minehut Assets”) to GamerSafer, Inc. (“GamerSafer”), in a transaction approved by the Board. Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company will receive $1.0 million of purchase consideration (“Minehut Purchase Consideration”) for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement (the “Minehut Sale”). Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates.

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

Smaller Reporting Company Status and Disclosure of Critical Accounting Matters In the Auditors Opinion

We are a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Upon the completion of our initial public offering in February 2019, we elected to report as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act, which allowed us to take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

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

We were eligible to remain an “emerging growth company” for five years from the date of our initial public offering, and as such, ceased being an “emerging growth company” as of Fiscal Year 2024. However, as described above we continue to be a “smaller reporting company.”

As a result of no longer qualifying for “emerging growth company” status, our independent auditors, commencing with their audit of our consolidated financial statements as of and for the year ended December 31, 2024, are required by the Public Company Accounting Oversight Board (“PCAOB”) to include a description of Critical Accounting Matters (“CAMs”) as a component of their audit opinion commencing with the audit of our consolidated financial statements for Fiscal Year 2024.

A CAM is defined as any matter arising from the audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee, as a component of typical and customary matters required to be communicated to the audit committee each year and that:

●	Relates to accounts or disclosures that are material to the financial statements; and
●	Involved especially challenging, subjective, or complex auditor judgment.

The PCAOB requires auditors to communicate with the company's audit committee regarding certain matters related to the conduct of their audit, including information about the overall audit strategy, timing of the audit and the significant risks identified during the auditor's risk assessment procedures.

As described by the PCAOB, CAMs are intended to enhance the auditor’s report to provide audit-specific information that is meaningful to investors and other financial statement users. Further, the purpose of CAMs is to shed light on certain matters in an audit that involved especially challenging, subjective, or complex auditor judgment.

Our auditors have included descriptions of CAMs surrounding their audit strategy and procedures for their audit of revenue recognition and their audit of the modification of certain AIRs related to preferred stock outstanding during Fiscal Year 2024.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, accounting for business combinations and related contingent consideration, derecognition of assets, accounting for debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for derivatives, including estimates and assumptions used to calculate the fair value of derivative instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses as reported in the accompanying consolidated statements of operations for the periods presented, and had an accumulated deficit of $270.0 million as of December 31, 2024. Noncash stock compensation, amortization and impairment charges for the years ended December 31, 2024 and 2023 totaled $3.9 million and $17.3 million, respectively. For the years ended December 31, 2024 and 2023, net cash used in operating activities totaled $11.5 million and $15.5 million, respectively.

The Company had cash and cash equivalents of $1.3 million and $7.6 million as of December 31, 2024 and 2023, respectively.

To date, our principal sources of capital used to fund our operations and growth have been the net proceeds received from equity and debt financings. The Company has and will continue to use significant capital for the growth and development of its business, and, as such, expects to seek additional capital either from operations, or that may be available from future issuance(s) of common stock, preferred stock and / or debt financings, to fund planned operations. Accordingly, the Company's results of operations and the implementation of its long-term business strategies have been and could continue to be adversely affected by general conditions in the global economy, including conditions that are outside of the Company's control. The most recent global financial crisis caused by severe geopolitical conditions, including conflicts abroad, and the threat of other outbreaks or pandemics, have resulted in extreme volatility, disruptions and downward pressure on stock prices and trading volumes across the capital and credit markets in which the Company traditionally operate. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional funding from the capital and credit markets. In management’s judgement, these conditions raise substantial doubt about the ability of the Company to continue as a going concern as contemplated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements - Going Concern,” (“ASC 205”).

Management’s Plans

During the current and prior fiscal year, the Company continued its focus on the expansion of its service offerings and revenue growth opportunities through internal development, collaborations, and through opportunistic strategic acquisitions, as well as management and reduction of operating costs. Management continues to explore alternatives for raising capital to facilitate the Company's growth and execute our business strategy, including strategic partnerships and/or other forms of equity or debt financings.

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

The Company may continue to evaluate potential strategic acquisitions. To finance such strategic acquisitions, it may be necessary to raise additional equity capital, incur debt, or both. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If the Company fails to obtain additional financing when needed, the Company may not be able to execute its business plans which, in turn, would have a material adverse impact on the Company's financial condition, ability to meet our obligations, and ability to pursue our business strategies.

Entry into Financing Agreements

Agile II Promissory Note. On February 10, 2025, the Company entered into a Business Loan and Security Agreement, with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC (“Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”) as described at Note 12. $1.5 million of the Agile II Note was used to repay the remaining balance under the Agile Note (as defined below), with net proceeds to the Company of approximately $875,000. Refer to Note 12 below.

1800 Diagonal Lending, LLC Securities Purchase Agreement. On March 26, 2025, the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assigns (“Diagonal”) entered into a Securities Purchase Agreement (the “Diagonal Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal Note”) in the principal amount of $300,000 (the “Diagonal Principal”), for which the Diagonal Note, among other things, (a) matures on December 30, 2025, (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued until the principal and interest becomes due and payable, and (c) interest begins to accrue on the Diagonal Issuance Date but shall not be payable until the Diagonal Note becomes payable. Refer to Note 12 below.

Belleau Note Purchase Agreement. On March 28, 2025, we entered into a note purchase agreement with Belleau Wood Capital, LP, or its assigns (“Belleau”). Pursuant to the note purchase agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000. The consummation of the sale of the initial Belleau Note was consummated on March 27, 2025, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes will occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025.   Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note; (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum. Refer to Note 12 below.

Entry into Equity Purchase Agreement

On February 14, 2025, the Company entered into an equity purchase agreement with Hudson Global Ventures, LLC. Pursuant to the Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares of the Company’s common stock, from time to time during the term of the equity purchase agreement, subject to certain limitations and conditions (the “Hudson Offering”), as described at Note 12. The Company intends to use the net proceeds, if any, from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

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

Media and Advertising

Media and advertising revenue primarily consists of direct and reseller sales of our on-platform media (including off-platform media) and analytics products, and influencer marketing campaign sales to third-party brands and agencies (hereinafter, “Brands”).

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

Content production arrangements typically involve promises to provide a distinct set of videos, creative, content creation and/or other live or remote production services. These services can be one-off in nature (relatively short services periods of one day to one week) or can be specified as monthly services over a multi-month period.

One-off and monthly content production services are distinct in that the customer can benefit from the service either on its own or together with other resources that are readily available to the customer. Further, promises to provide one-off or monthly content production services are typically separately identifiable as the nature of the promises, within the context of the contract, is to transfer each of those goods or services individually. Each month’s content production services are separate and not integrated with a prior month’s or subsequent months services and do not represent a combined output; each month’s content production services do not modify any other prior period content production services, and the monthly services are not interdependent or highly interrelated.

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

Revenue was comprised of the following for the years ended December 31:

	2024	2023
Media and advertising	$6,696,000	$10,919,000
Publishing and content studio	8,607,000	12,732,000
Direct to consumer	879,000	1,428,000
	$16,182,000	$25,079,000

For the fiscal years ended December 31, 2024 and 2023, 47% and 24% of revenues were recognized at a single point in time, and 53% and 76% of revenues were recognized over time, respectively.

Contract assets totaled $372,000 at December 31, 2024, $546,000 at December 31, 2023, and $1,013,000 at December 31, 2022. Contract liabilities totaled $50,000 at December 31, 2024, $339,000 at December 31, 2023, and $111,000 at December 31, 2022. Revenue recognized during the year ended December 31, 2024 relating to contract liabilities as of December 31, 2023 totaled $289,000. Revenue recognized during the year ended December 31, 2023 relating to contract liabilities as of December 31, 2022 totaled $111,000.

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

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the consolidated statements of operations. Advertising expense for the fiscal years ended December 31, 2024 and 2023 was $101,000 and $134,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. At each balance sheet date, the Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable forecasts of future economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when they are determined to be uncollectible. As of December 31, 2024 and 2023, no allowance for expected credit losses was deemed necessary.

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

Certain liabilities are required, or elected, to be recorded at fair value on a recurring basis in accordance with applicable guidance. As described in the notes below, certain promissory notes, contingent consideration, warrant liabilities and contingent interest derivatives outstanding during the periods presented are recorded at fair value. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the periods presented.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Equity-linked instruments that are deemed to be freestanding instruments issued in conjunction with preferred stock are accounted for separately. For equity linked instruments classified as equity, the proceeds are allocated based on the relative fair values of the preferred stock and the equity-linked instrument following the guidance in FASB ASC Topic 470, “Debt,” (“ASC 470”).

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, typically over a three to five-year period.

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

Contingent consideration that is paid to sellers that remain employed by the acquirer and linked to future services is generally considered compensation cost and recorded in the consolidated statements of operations in the post-combination period.

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

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill as of December 31:

	2024	2023
Beginning Balance	$1,864,000	$-
Acquisitions (See Note 5)	-	1,864,000
Ending Balance	$1,864,000	$1,864,000

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

At December 31, 2024 and 2023, the Company bypassed the optional qualitative assessment and performed a quantitative goodwill impairment test. We utilized the market capitalization of the Company as of December 31, 2024 and 2023, a Level 1 input, to estimate the fair value of the Company’s single reporting unit. Based on the analysis, the estimated fair value of our reporting unit at December 31, 2024 and 2023 was approximately $27.0 million and $29.1 million, respectively, compared to a carrying value of our single reporting unit of approximately $0.17 million and $10.0 million as of December 31, 2024 and 2023, respectively. Based on the analysis, the fair value of our single reporting unit exceeded its carrying value as of December 31, 2024 and 2023, and therefore, the Company concluded that goodwill was not “more likely than not” impaired as of December 31, 2024 and 2023, respectively.

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

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, financing costs charged against gross proceeds in connection with equity financings totaled $343,000 and $2,735,000, respectively. Deferred financing costs, included in prepaid expense and other current assets, at December 31, 2024 and 2023, totaled $64,000 and $282,000, respectively.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the consolidated balance sheets as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, debt financing costs expensed as incurred in connection with debt financings totaled $180,000 and $0, respectively.

Debt

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes issued, as described at Note 6, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statements of operations. With respect to the promissory notes described at Note 6, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying consolidated statements of operations.

The fair value of the promissory notes described at Note 6 was estimated based on a calculation of the present value of the related cash flows (i.e. payments of principal and interest based on contractual agreement terms) using a discount rate that reflected market rates and related credit risk. The FVO was elected for the promissory notes described at Note 6 due to the short term nature of the promissory notes and to provide relevant and timely information regarding the current market value of the debt, which is marked to market at each balance sheet date reflecting the effects of market fluctuations and other factors.

Debt Modifications

Modifications to debt obligations are initially analyzed to determine whether the modification qualifies as a troubled debt restricting (TDR). A modification is a troubled debt restructuring if both (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. In determining if a company is experiencing financial difficulties for a TDR, as contemplated by the applicable standard, several factors are considered including whether the company is currently in payment default on any debt, if there is a high probability of future default without modification, bankruptcy considerations, or if there is substantial doubt about the company’s ability to continue as a going concern. A lender is granting a concession when the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt. The recognition and measurement of the impact of a TDR on the financial statements depends on whether the future undiscounted cash flows specified by the new terms are greater (gain is recorded in the consolidated statements of operations for the difference) or less (no gain is recorded in the consolidated statements of operations for the difference) than the carrying value of the debt.

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

If the modification is not deemed to be substantially different, the modification is accounted for as an adjustment to the carrying amount of the debt, with a recalculated effective interest rate. If the modification is deemed to be substantially different, then the modification is accounted for as an extinguishment of the original debt and issuance of new debt, requiring the recognition of a gain or loss on the extinguishment in the consolidated statements of operations.

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales, if any, are included in the consolidated statements of operations. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the consolidated balance sheets at fair value.

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. Commitment fees charged irrespective of drawdown activity are recognized as expense on a straight line basis over the commitment period and included in other income (expense) in the consolidated statements of operations. Refer to Note 6 for additional information.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents in highly rated money market funds. Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Year Ended December 31,
	2024			2023
Number of customers > 10% of revenues / percent of revenues	Two	/	20%	One	/	14%

Revenue concentrations were comprised of the following revenue categories:

	Year Ended December 31,
	2024	2023
Advertising and sponsorships	10%	3%
Publishing and content studio	10%	11%
	20%	14%

	December 31, 2024			December 31, 2023
Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	45%	Three	/	55%
Number of vendors > 10% of accounts payable / percent of accounts payable	Two	/	21%	Two	/	37%

Net Loss Per Share

Basic net loss per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding preferred stock, convertible notes payable, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings.

Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 3,652,000 and 2,250,000 at December 31, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 10,117,000 and 12,127,000 at December 31, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the exercise of outstanding additional investment rights, as described at Note 7, totaling 8,414,000 and 1,682,000 at December 31, 2024 and 2023, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

A reconciliation of net loss to net loss attributable to common stockholders is as follows as of December 31:

	2024	2023
Net loss	$(16,635,000)	$(30,330,000)
Deemed dividend on Series AA Preferred Stock – down round feature	-	(7,567,000)
Preferred Dividends paid in shares of common stock	(4,386,000)	(374,000)
Net loss attributable to common stockholders	$(21,021,000)	$(38,271,000)

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

The Company applies the cash flow model used to assess debt modifications in ASC 470-50, Debt – “Modifications and Extinguishments,” to determine whether a modification or exchange of preferred stock should be accounted for as a modification or extinguishment. Under that model, the present value of the contractual cash flows is compared before and after a modification or exchange. If the present value of the contractual cash flows is ten percent or more, the modification or exchange is accounted for as an extinguishment; if the present value of the contractual cash flows differs by less than ten percent, the modification or exchange is accounted for as a modification.

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

Preferred Stock Instruments

For preferred stock instruments classified as liabilities under ASC 480 (see placement agent and AAA Junior Preferred related warrants described at Note 7), the Company follows the accounting models for the modification or extinguishment of debt, which require that modifications or exchanges of preferred stock instruments classified as liabilities are considered extinguishments, with gains or losses recognized in current earnings if the terms of the new instrument and/original instrument are substantially different.

Dividends

Dividends on preferred stock paid in another class of stock are recorded at the fair value of the shares issued as a charge to retained earnings. Dividends declared on preferred stock that are payable in the Company’s common shares are deducted from earnings available to common shareholders when computing earnings per share. Dividends on preferred stock that are due, but unpaid, are reflected in accrued liabilities in the consolidated balance sheets until paid.

Certain of the Company’s outstanding preferred stock contain a conversion price down round feature subject to a contractual floor pursuant to the underlying rights in the applicable certificate of designation. Upon the occurrence of a triggering event that results in a reduction of the conversion price for an equity-classified convertible preferred stock, the Company measures the value of the effect of the feature as the difference between the fair value of the financial instrument without the down round feature, with a conversion price corresponding to the currently stated conversion price of the issued instrument, and the fair value of the financial instrument without the down round feature with a conversion price corresponding to the reduced conversion price upon the down round feature being triggered. The value of the effect of a down round feature that is triggered is recognized as a charge to retained earnings and a reduction to income available to common stockholders in the computation of earnings per share. For the years ended December 31, 2024 and 2023, total charges to retained earnings as a result of the triggering of down round features related to Series AA Preferred stock totaled $0 and $7,567,000, respectively. Refer to Note 7 for additional information.

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

Under U.S. GAAP, a tax position is a position in a previously filed tax return, or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not thresholds are measured using a probability weighted approach as the largest amount of tax benefit being realized upon settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. Management believes the Company has no uncertain tax positions for the years ended December 31, 2024 and 2023.

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

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements.

ASU	Description	Date Adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)

This ASU requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. Refer to Note 11 for related disclosures.

December 31, 2024

Recently Issued Accounting Pronouncements.

Accounting standards updates ("ASU") applicable to the Company that were recently issued are summarized below.

ASU	Description	Effective Date
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)

This ASU requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures.

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on our Consolidated Financial Statements and related disclosures.

Fiscal years beginning after December 15, 2024
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03)

This ASU requires that an entity disaggregate relevant expense captions presented on the face of the income statement into natural expense categories within the footnotes of the financial statements. In addition, a separate disclosure of selling expenses is required to be presented. The ASU is intended to allow stakeholders to better understand the components of an entity's expenses.

Early adoption is permitted. The Company is evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures.

Fiscal years beginning after December 15, 2026

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2024	2023

Computer hardware	$3,346,000	$3,322,000
Furniture and fixtures	356,000	356,000
	3,702,000	3,678,000
Less: accumulated depreciation and amortization	(3,678,000)	(3,608,000)
	$24,000	$70,000

Depreciation and amortization expense for property and equipment was $70,000 and $85,000 for the years ended December 31, 2024 and 2023, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following as of December 31:

	2024	2023	Weighted Average Amortization Period (Years)

Partner and customer relationships	$7,645,000	$7,645,000	6.5
Capitalized software development costs	4,774,000	5,912,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,931,000	3,931,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	745,000	825,000	5.5
	20,431,000	21,649,000	5.0
Less: accumulated amortization	(16,361,000)	(15,013,000)
Intangible and other assets, net	$4,070,000	$6,636,000

Total amortization expense included in operating expense for the fiscal years ended December 31, 2024 and 2023 totaled $2,544,000 and $5,238,000, respectively. Amortization expense included in cost of revenues for the fiscal years ended December 31, 2024 and 2023 totaled $0 and $53,000, respectively.

Sale of Minehut

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the Board. Pursuant to the GS Agreement entered into by and between Super League and GamerSafer, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the consolidated balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the consolidated statements of operations. The Minehut Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction through December 31, 2024, totaled $39,000. For the year ended December 31, 2024, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $658,000.

In the event GamerSafer does not make royalty or shortfall payments in the amount of $1.0 million by December 31, 2028 (“Payment Deadline”), GamerSafer shall assign and transfer all of the purchased assets back to the Company. In the event that GamerSafer determines in good faith that the acquisition of the assets and the operation of GamerSafer’s related Minehut business becomes operationally unsustainable for any reason, GamerSafer reserves the right, at its sole discretion, to terminate operations (the “Termination”). In the event a Termination occurs prior to the Minehut Purchase Consideration being paid in full, then in such event GamerSafer shall promptly assign all Minehut Assets back to the Company.

Impairment Charges

In the fourth quarter of 2023 we recorded a non-cash impairment charge related to our partner relationship related intangible assets, comprised of our Microsoft Minecraft server and InPvP developed technology intangible assets originally acquired in connection with the acquisition of Mobcrush, Inc. in June 2021. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, and significant changes in the manner of our use of the acquired assets or the strategy in the context of our overall business. Due to underperformance relative to historical and projected future operating results and a decision to deploy resources in other areas of the business, we performed an impairment analysis and determined that the sum of the expected undiscounted future cash flows resulting from the use of the intangible assets was less than the carrying amount of the assets, resulting in an impairment loss totaling $7,052,000, which is recorded in the consolidated statements of operations for the year ended December 31, 2023. The fair value was determined using a discounted cash flow approach (using Level 3 inputs), with cash flow projections over the remaining life of the intangible assets of 5 years and a discount rate of 16% based on the Company’s estimated cost of capital. The impairment charge was based on the difference between the calculated fair value of the intangible assets totaling $860,000 and the carrying value of the applicable intangible assets which totaled $7,912,000 as of December 31, 2023.

Other

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers. The assets were disposed of in connection with management’s review of operations and decision to allocate resources elsewhere. As a result, the Company recorded a disposal of net developed technology related intangible assets acquired in connection with the acquisition of Bannerfy totaling $2,284,000, which is included in “Loss on intangible asset disposal” in the accompanying consolidated statements of operations for the year ended December 31, 2023. Developed technology related intangibles asset acquisition costs were reduced $3,069,000, and related accumulated depreciation was reduced $785,000, in connection with the disposal of the intangible asset.

The Company expects to record aggregate amortization expense for each of the five succeeding fiscal years as follows:

For the years ending December 31,
2025	$2,092,000
2026	1,208,000
2027	520,000
2028	237,000
2029	13,000
Thereafter	-
$4,070,000

Intangible asset amortization expense for the periods presented was included in the following operating expense line items:

	Fiscal Year Ended December 31,
	2024	2023
Sales, marketing and advertising	$773,000	$2,125,000
Engineering, technology and development	1,070,000	2,331,000
General and administrative	701,000	782,000
Total amortization expense	$2,544,000	$5,238,000

5.	ACQUISITIONS

Acquisition of Melon, Inc.

On May 4, 2023 (“Melon Acquisition Date”), Super League entered into an Asset Purchase Agreement (the “Melon Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Melon Acquisition”). The consummation of the Acquisition (the “Melon Closing”) occurred simultaneously with the execution of the Melon Purchase Agreement. Melon is a development studio building innovative virtual worlds in partnership with powerful consumer brands across music, film, TV, sports, fashion and youth culture. The acquisition of Melon further strengthens the Company’s position as a one-stop solutions provider and strategic operating partner for brands and businesses seeking to expand and activate communities throughout the gaming metaverse.

At the Melon Closing, the Company paid an aggregate total of $900,000 to Melon (the “Melon Closing Consideration”), of which $150,000 was paid in cash, and the remaining $750,000 was paid in the form of shares of the Company’s common stock (with a closing date fair value of $722,000), valued at $9.64 (the “Melon Closing Share Price”), the VWAP, as quoted on the Nasdaq Capital Market, for the five (5) trading days immediately preceding May 4, 2023. Refer to the table below for calculation of the fair value of consideration paid.

Pursuant to the terms and subject to the conditions of the Melon Purchase Agreement, up to an aggregate of $2,350,000 (the “Melon Contingent Consideration”) was payable to Melon in connection with the achievement of certain revenue milestones for the period from the Melon Closing until December 31, 2023 (the “Melon First Earnout Period”) in the amount of $1,000,000, and for the year ending December 31, 2024 (the “Melon Second Earnout Period) in the amount of $1,350,000 (the “Melon Second Earnout Period” and the “Melon First Earnout Period” are collectively referred to as the “Melon Earnout Periods”). The Melon Contingent Consideration is payable in the form of cash and common stock, with $600,000 of the aggregate Melon Contingent Consideration being payable in the form of cash, and $1,750,000 payable in the form of common stock, valued at the greater of (a) the Melon Closing Share Price, and (b) the VWAP for the five trading days immediately preceding the end of each respective Melon Earnout Period.

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

Contingent consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the Company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The fair value of the Melon Contingent Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk free interest rates ranging from 4.04% to 5.35%, volatility rates ranging from 70% to 85%, and discount rate of 30%.

The change in accrued Melon Contingent Consideration, which is included in contingent consideration expense in the consolidated statements of operations for the years ended December 31, 2024 and 2023, was comprised of the following:

	2024	2023
Beginning balance	$538,000	$-
Contingent Consideration – Initial accrual – May 2023	-	1,350,000
Change in fair value(4)	(148,000)	(682,000)
Current period accrued contingent consideration	(130,000)	61,000
Post closing adjustments(2)	-	(191,000)
Contingent consideration payments (3)	(122,000)	-
Accrued contingent consideration(1)	$138,000	$538,000

(1)

As of December 31, 2024, the accrual for the Melon Second Earn Out Period included 35,775 shares of common stock valued at $0.62, the closing price of our common stock as of December 31, 2024. As of December 31, 2023, the accrual for the Melon First Earn Out Period totaling $333,000, included 72,118 shares of common stock valued at $1.52, the closing price of our common stock as of December 31, 2023.

(2)

The Melon Purchase Agreement provided for adjustments to the calculated Melon Contingent Consideration amounts to account for advanced payments made to Melon from customers prior to the Melon Acquisition Date, for which the corresponding work was not performed as of the Melon Acquisition Date.

(3)

In May 2024, the Company paid accrued Melon Contingent Consideration related to the Melon First Earn Out Period, comprised of $32,000 of cash payments and payment of 72,118 shares of our common stock valued at $90,000 on the date of issuance.

(4)	Reflected in the consolidated statements of operations for the applicable period.

Aggregated amortization expense for the years ended December 31, 2024 and 2023, related to intangible assets acquired in connection with the Melon Acquisition, totaled $107,000 and $90,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Melon Acquisition is primarily attributable to expected synergies from combining the operations and assets of Super League and Melon, and also includes residual value attributable to the assembled and trained workforce acquired in the acquisition.

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

The Company hired the Founders of Super Biz in connection with the Super Biz Acquisition. Pursuant to the provisions of the Super Biz Purchase Agreement, in the event that a Founder ceases to be an employee during any of the Super Biz Earn Out Periods, as a consequence of his resignation without good cause, or termination for cause, the Super Biz Contingent Consideration will be reduced by one-half (50%) for the respective Super Biz Earn Out Periods, if and when earned. Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Super Biz Contingent Consideration is accounted for as post-combination services and expensed in the period that payment of any amounts of contingent consideration is determined to be probable and reasonably estimable. Contingent consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

The change in accrued Super Biz Contingent Consideration and the related income statement impact was comprised of the following for the years ended December 31:

	2024	2023
Beginning balance	$1,670,000	$3,206,000
Change in fair value(3)	(9,000)	137,000
Current period accrued contingent consideration	142,000	1,750,000
Contingent consideration payments(2)	(38,000)	(3,423,000)
Issuance of Super Biz Note (as described below)(1)	(1,765,000)	-
Accrued contingent consideration(1)	$-	$1,670,000

(1)

As of December 31, 2024, reflects the cash portion of the Super Biz Second Earn Out Period related contingent consideration payable. As of December 31, 2023, included 27,968 shares of common stock valued at $1.52, the closing price of our common stock as of December 31, 2023.

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

(3)	Reflected in the consolidated statements of operations for the applicable period

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

Interest accrues on the outstanding principal at the rate of 8.5% per annum, and accrues until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date; provided, however, during the existence of an event of default, as defined in the Super Biz Note, interest shall accrue on all outstanding principal at the contractual default rate, as defined in the Super Biz Note. Super Biz Note related interest expense for the year ended December 31, 2024 totaled $64,000.

All outstanding principal and accrued interest may be prepaid by the Company prior to the Maturity Date at the election of the Company. Upon the occurrence of any event of default, as defined in the Super Biz Note, the Founders may at any time declare all unpaid obligations to be immediately due and payable.

Restricted Common Stock Issuance. In addition, in connection with the issuance of the Super Biz Note, in January 2025, the Company issued 262,501 shares of the Company’s common stock to the Founders.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a loss on extinguishment totaling $336,000 was recorded in the consolidated statements of operations, and credited to additional paid-in capital (included in “Other” in the consolidated statements of stockholder’s equity), for the year ended December 31, 2024, primarily comprised of the fair value of the 262,501 shares of restricted stock (based on closing price of our common stock on the date of issuance of the Super Biz Note) to be issued, as described above.

The default interest provision included in the Super Biz Note represents an embedded derivative with an initial fair value of $171,000 as of August 1, 2024, the date of issuance of the Super Biz Note. The fair value of the derivative liability is included in the December 31, 2024 consolidated balance sheets under the caption “Promissory note – contingent consideration,” and is required to be marked to market at each balance sheets. As of December 31, 2024 the fair value of the default interest provision derivative liability was $77,000. The change in fair value of the default interest provision derivative liability for the year ended December 31, 2024 totaled $94,000, and is included in other income (expense) in the consolidated statements of operations.

6.	DEBT

Promissory Notes Accounted for at Fair Value

Agile Capital - Debt Financing

On November 8, 2024 (the “Agile Effective Date”), the Company entered into a loan agreement with Agile Capital Funding, LLC, as collateral agent (“Agile”)(“ the Agile Loan Agreement”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile Note”). Pursuant to the Agile Loan Agreement: (i) the Agile Note matures 28 weeks from the Agile Effective Date; (ii) carries an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the Applicable Rate plus five percent. The Company is required to repay all the obligations due under the Agile Loan Agreement and the Agile Note in 28 equal payments of $93,821 with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date. The proceeds received from the Agile Note were used to fund general working capital needs.

Pursuant to the Agile Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Agile Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engaged in the management of the Company without prior notice to Agile, (c) a change in control of the Company (expressly excluding the pending transactions with Infinite Reality, Inc.) or otherwise approve the liquidation or dissolution of the Company or its Subsidiary (collectively, a “Change in Business, Management, or Ownership”), or (d) the Term Loan is accelerated upon the occurrence of an Event of Default, the Company shall be required to immediately pay to Agile an amount equal to the sum of: (i) all outstanding principal of the Agile Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts. The Company is allowed to make a full or partial prepayment of any or all of the obligations arising under the Agile Loan Agreement and the Agile Note, provided, the Company shall be obligated to pay a contractual prepayment fee.

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

Related Party Promissory Note

On November 19, 2024 (the “RP Effective Date”), we entered into a Note Purchase Agreement (the “RP Purchase Agreement”) with a non-employee member of the Board (the “Purchaser”). Pursuant to the RP Purchase Agreement, the Company issued to the Purchaser an Unsecured Promissory Note (the “RP Note”) in the amount of $1,500,000 (the “RP Principal”), for which the RP Note (i) matures on the date that is 12 months from the RP Effective Date (the “RP Maturity Date”), (ii) may be pre-paid at any time by the Company without penalty, and (iii) accrues interest on the RP Principal at a rate of 40% simple interest per annum (the “RP Interest”). The RP Interest is payable on the RP Maturity Date. In the event of a prepayment of the RP Note by the Company, the RP Interest will be pro-rated for the period the RP Note is outstanding. The Company intends on using the proceeds for working capital and general corporate purposes.

The RP Note also provides for: (i) standard events of default, including (a) any default in the payment of the RP Principal or RP Interest on their respective due dates, (b) the occurrence of a Bankruptcy Event (as defined in the Note), or (c) the Company commits any material breach or default of any material provision of the Note, if not cured within 20 days following the written notice from the Purchaser specifying in reasonable detail such breach or default (sections (a) through (c), the “Events of Default”); and (ii) customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Upon the occurrence of an Event of Default, the RP Note will bear interest at the default interest rate of 45% per annum, and upon Purchaser’s written notice to the Company, all payments of RP Principal and RP Interest will become immediately due and payable.

The Agile Note and the RP Note are accounted for at fair value as described in Note 2, measured using Level 3 inputs with the following impact on the consolidated financial statements as of and for the year ended December 31, 2024:

	Agile Note	RP Note
Gross Proceeds	$1,850,000	$1,500,000
Fair Value at issuance date	2,132,000	1,343,000
Difference between proceeds and fair value at issuance(2)	282,000	157,000
Note balance – December 31, 2024	1,454,000	1,500,000
Fair value – December 31, 2024	1,679,000	1,438,000
Interest paid during the period	167,000	-
Accrued interest at period end	28,000	71,000
Change in fair value subsequent to issuance(2)	(57,000)	96,000
Debt issue costs expensed immediately in the consolidated statements of operations(1)	180,000	-
Interest Rate (Discount rate used in present value calculation)	42%	42%

(1)	Debt issue costs incurred in connection with the Agile Loan included administrative fee of $92,500 to the collateral agent and advisor fees.
(2)	Reflected in interest expense in the consolidated statements of operations.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight line basis over the term of the AR Facility and included in other income (expense) in the consolidated statements of operations.

Total amounts advanced and repaid under the AR Facility for the years ended December 31, 2024 and 2023 are reflected in financing activities in the consolidated statements of cash flows. Interest expense for the years ended December 31, 2024 and 2023 totaled $63,000 and $3,000 respectively. Commitment fee expense for the years ended December 31, 2024 and 2023 totaled $40,000 and $3,000, respectively.

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

Amortization of original issue discount for the years ended December 31, 2024 and 2023 totaled $0 and $40,000, respectively. Interest paid during the years ended December 31, 2024 and 2023 totaled $0 and $180,000, respectively. At December 31, 2022, the remaining principal balance of the Notes totaled $539,000, and accrued interest totaled $180,000, both of which were paid in full during the three months ended March 31, 2023. As of March 31, 2023, all amounts of principal and interest under the Notes were fully paid, resulting in a Convertible note payable and accrued interest balance of $0.

7.	STOCKHOLDERS’ EQUITY AND EQUITY-LINKED INSTRUMENTS

Reverse Stock Split

On September 7, 2023, the Company filed the 2023 Second Amendment to the Company’s Charter, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-20 (the “Reverse Split”). The Reverse Split was approved by the Board on July 5, 2023, and approved by the stockholders of the Company on September 7, 2023. The 2023 Second Amendment became effective on September 11, 2023. The Company’s shares began trading on a Reverse Split-adjusted basis on the Nasdaq Capital Market on September 11, 2023.

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

Bylaw Amendment

On June 4, 2024, the Board approved an amendment (the “2024 Amendment”) to the Company’s Second Amended and Restated Bylaws, effective June 4, 2024, to reduce the number of shares that are required to be present at a meeting of the Company’s stockholders (a “Meeting”) for purposes of establishing a quorum. Prior to the 2024 Amendment, the presence, in person or by proxy duly authorized, of the holders of a majority of the outstanding shares of stock was required to establish a quorum for the transaction of business at a Meeting. As approved in the 2024 Amendment, the presence, in person or by proxy duly authorized, of the holders of not less than one-third (1/3) of the outstanding shares of stock entitled to vote will constitute a quorum for the transaction of business at a Meeting.

The Board adopted the 2024 Amendment to more practically obtain a quorum and conduct business at a Meeting. The Board based its decision on the increasing prevalence of brokerage firms opting to forgo discretionary or proportionate voting of the shares held by them in street name, which is making it increasingly difficult for companies with a large retail stockholder base to obtain a quorum of the majority. The change to the quorum requirement was made to improve the Company’s ability to hold Meetings when called.

Preferred Stock

The Company’s initial certificate of incorporation authorized 5,000,000 shares of preferred stock, par value $0.001 per share. In October 2016, the Board and a majority of the holders of the Company’s common stock approved an amendment and restatement of the certificate of incorporation which, in part, eliminated the authorized preferred stock. In August 2018, the Board approved a second amendment and restatement of the Company’s amended and restated certificate of incorporation (the “Amended and Restated Charter”) to, in part, increase the Company’s authorized capital to a total of 110.0 million shares, including 10.0 million shares of newly created preferred stock, par value $0.001 per share (“Preferred Stock”), authorize the Board to fix the designation and number of each series of Preferred Stock, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock. The Amended and Restated Charter was approved by a majority of the Company’s stockholders in September 2018, and was filed with the State of Delaware in November 2018. All references in the accompanying consolidated financial statements to Preferred Stock have been restated to reflect the Amended and Restated Charter.

Common Stock

The Amended and Restated Charter also increased the Company’s authorized capital to include 100.0 million shares of common stock, par value $0.001, and removed the deemed liquidation provision, as such term is defined in the Amended and Restated Charter. Each holder of common stock is entitled to one vote for each share of common stock held at all meetings of stockholders.

On May 30, 2023, the Company filed a Certificate of Amendment (the “2023 First Amendment”) to its Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), increasing the number of authorized shares of common stock, par value $0.001 per share (“common stock”) from 100,000,000 to 400,000,000. The Board previously approved the Amendment on March 17, 2023, and the Company obtained the approval of the 2023 First Amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

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

		Preferred Stock				Proceeds			Conversion Shares - Common Stock			Other
Series Designation	Closing Date	Conversion Prices(2)(3)(4)	Shares Purchased/ Issued in Exchange(6)	Conversions / Exchanges	Outstanding - December 31, 2024	Gross Proceeds	Fees	Net Proceeds	Original	Conversions / Exchanges(5)	December 31, 2024	Original Placement Agent Warrants(1)
A	November 22, 2022	$12.40	5,359	(5,359)	-	$5,359,000	$697,000	$4,662,000	432,000	(432,000)	-	62,000
A-2	November 28, 2022	$13.29	1,297	(1,297)	-	1,297,000	169,000	1,128,000	98,000	(98,000)	-	14,000
A-3	November 30, 2022	$13.41	1,733	(1,733)	-	1,733,000	225,000	1,508,000	129,000	(129,000)	-	18,000
A-4	December 22, 2022	$7.60	1,934	(1,934)	-	1,934,000	251,000	1,683,000	254,000	(254,000)	-	36,000
A-5	January 31, 2023	$11.09	2,299	(1,519)	780	2,299,000	299,000	2,000,000	207,000	(137,000)	70,000	30,000
AA	April 19, 2023	$9.43/$1.89	7,680	(3,981)	3,699	7,680,000	966,000	6,714,000	4,072,000	(2,111,000)	1,961,000	112,000
AA-2	April 20, 2023	$10.43/$2.09	1,500	(1,500)	-	1,500,000	130,000	1,370,000	719,000	(719,000)	-	17,000
AA-3	April 28, 2023	$9.50/$1.90	1,025	(1,000)	25	1,025,000	133,000	892,000	539,000	(526,000)	13,000	16,000
AA-4	May 5, 2023	$9.28/$1.86	1,026	(526)	500	1,026,000	133,000	893,000	553,000	(283,000)	270,000	16,000
AA-5	May 26, 2023	$10.60/$2.12	550	(500)	50	550,000	72,000	478,000	259,000	(236,000)	23,000	8,000
AAA	November 30, 2023	$1.67	9,388	(1,993)	7,395	5,377,000	645,000	4,732,000	5,608,000	(1,191,000)	4,417,000	466,000
AAA-2	December 22, 2023	$1.71	5,334	(2,186)	3,148	2,978,000	357,000	2,621,000	3,119,000	(1,278,000)	1,841,000	253,000
AAA-Junior	June 26, 2024	$1.25	1,210	(845)	365	1,210,000	145,000	1,065,000	968,000	(676,000)	292,000	140,000
AAA-Junior - 2	July 10, 2024	$1.25	551	(110)	441	551,000	66,000	485,000	441,000	(88,000)	353,000	64,000
AAA-Junior - 3	September 20, 2024	$1.25	697	-	697	697,000	84,000	613,000	558,000	-	558,000	81,000
AAA-Junior – 4	September 30, 2024	$1.25	399	-	399	399,000	48,000	351,000	319,000	-	319,000	46,000
			41,982	(24,483)	17,499	$35,615,000	$4,420,000	$31,195,000	18,275,000	(8,158,000)	10,117,000	1,379,000

(1)

Pursuant to the terms of the Placement Agent Agreements, we agreed to issue to the Placement Agent, following the final closing under the individual Preferred Stock Offerings (effective as of the respective individual series closing dates), five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the respective series of Convertible Preferred Stock sold in the respective Preferred Stock Offering, at an exercise price equal to the applicable Preferred Stock Offering conversion price. See below for placement agent warrants exchanged in connection with the Exchange.

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

Registration Rights. The Company and the investors in the Preferred Stock Offerings (including the Exchange) also executed separate registration rights agreements, pursuant to which the Company filed or will file the applicable registration statements on Form S-3.

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

Pursuant to the Subscription Agreements, purchasers that (a) previously held shares of the Company’s Series A Preferred Stock, par value $0.001 per share, or (b) purchased at least $3.5 million in shares of Series AA Preferred Stock (subject to the acceptance of such lesser amounts in the Company’s sole discretion), shall have the right to purchase shares of a newly designated series of preferred stock of the Company containing comparable terms as the Series AA Preferred Stock (the “Series AA Additional Investment Right”) from the date of each respective closing through the date that is 18 months thereafter as follows: (i) such investor may purchase an additional dollar amount equal to its initial investment amount at $1,000 per share (the “AA Original Issue Price”), with a conversion price equal to the conversion price in effect on the date of original purchase; and (ii) such investor may purchase an additional dollar amount equal to its initial investment amount at the AA Original Issue Price, with a conversion price equal to 125% of the respective conversion price in effect on the date of original purchase. As of December 31, 2024, there were AIRs outstanding to purchase 17,832 shares of preferred stock with underlying conversion shares totaling 8,414,537, with a weighted average conversion price of $2.12.

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

As a result of the Buy-In Provision, the ability to deliver shares upon exercise of the Investor Warrants in every circumstance is generally not within the control of the Company as contemplated by the accounting standards, and thus, a partial cash settlement may be required outside of the Company’s control. As such, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the consolidated balance sheets and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Refer to the table below.

Placement Agent Warrants. The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the consolidated balance sheets and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Refer to the table below.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	2024	2023
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$-	$-
Initial fair value of warrant liability – grant date(1)	346,000	-
Change in fair value	2,000	-
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	$348,000	$-

Placement Agent Warrants:
Beginning balance	$1,571,000	$-
Initial fair value of warrant liability – grant date(1)	133,000	4,469,000
Change in fair value	(1,117,000)	(2,898,000)
Subtotal - Fair value of warrant liability – Placement Agent Warrants	$587,000	$1,571,000
Total fair value of warrant liability	$935,000	$1,571,000

(1)	Estimated fair value on the respective dates of issuance.

The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	December 31,			December 31,
	2024			2023
Expected Volatility	101%			98%
Risk–free interest rate	4.27%	-	4.38%	3.84%
Dividend yield	-%			-%
Expected life of options (in years)	2.71	–	4.74	4.5	-	5.0

Preferred Stock Dividends

The Company paid common stock dividends on outstanding preferred stock for periods presented, as follows:

Fiscal Year Ended December 31, 2024:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-2	November 28, 2024	1,430	$1,000
Series A-3	November 30, 2024	3,029	2,000
Series A-4	December 22, 2024	5,794	3,000
Series A-5	January 31, 2024	2,166	4,000
Series AA	April 19, 2024	476,271	661,000
	July 23, 2024	158,860	216,000
Series AA-3	April 29, 2024	41,159	60,000
	July 23, 2024	38,527	52,000
Series AA-4	May 6, 2024	55,497	77,000
	July 23, 2024	1,616	2,000
Series AA-5	May 30, 2024	51,887	65,000
	July 23, 2024	47,170	64,000
Series AAA	July 23, 2024	432,025	587,000
	December 16, 2024	742,553	415,000
Series AAA-2	July 23, 2024	490,295	666,000
	December 22, 2024	356,494	195,000
Series AAA-Junior	July 26, 2024	193,600	273,000
	August 26, 2024	193,600	240,000
	September 24, 2024	193,600	126,000
Series AAA-Junior - 2	August 9, 2024	88,160	97,000
	September 9, 2024	88,160	100,000
	October 10, 2024	88,160	90,000
Series AAA-Junior - 3	October 23, 2024	111,520	105,000
	November 19, 2024	111,520	76,000
	December 19, 2024	111,520	68,000
Series AAA-Junior - 4	October 30, 2024	63,840	65,000
	November 29, 2024	63,840	36,000
	December 30, 2024	63,840	40,000
		4,276,133	$4,386,000

Fiscal Year Ended December 31, 2023:

Series Designation	Date	Dividend Shares	Fair Value of Shares Issued(1)

Series A	December 26, 2023	35,717	$63,000
	December 29, 2023	51,926	79,000
Series A-2	December 26, 2023	13,507	24,000
	December 29, 2023	16,183	25,000
Series A-3	December 26, 2023	8,997	16,000
	December 29, 2023	7,203	11,000
Series A-4	December 22, 2023	21,771	39,000
	December 29, 2023	62,870	95,000
Series A-5	December 26, 2023	14,807	22,000
Total		232,981	$374,000

(1)	Fair valued based on the closing price of the Company’s common stock on the respective common stock dividend payment date.

Dividend Acceleration. In June and July 2024, certain existing holders of Series A, AA and AAA Preferred Stock executed Series AAA Junior Preferred Stock Offering related dividend acceleration agreements (“2024 Dividend Acceleration Agreements”) pursuant to which, in exchange for participation in the Series AAA Junior Preferred Stock Offering at or above a predefined threshold, all applicable remaining common stock dividends related to their existing Series A, AA and / or AAA Preferred Stock holdings were accelerated. A total of 1,168,493 shares of common stock dividends (included in the table above) were paid in July 2024 pursuant to the 2024 Dividend Acceleration Agreements, with a fair value of $1,589,000, based on the closing price of the Company’s common stock on the date of issuance, which is reflected as a charge to accumulated deficit for the year ended December 31, 2024.

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

Modifications to Series AA and AAA Additional Investment Rights

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

In connection with the modifications to the Series AA AIRs described above, Series AA AIRs with initial underlying common shares totaling 642,962, were modified as described above, resulting in an incremental increase in fair value totaling $294,000 which was charged to additional paid-in capital as a Series AAA Junior Preferred Stock Offering financing costs in June 2024. As a result of the reduction of the Series AA AIRs conversion price, total common shares underlying the modified Series AA AIRs increased to 3,215,232 shares.

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

In connection with the modifications to the Remaining Series AA AIRs described above, Remaining Series AA AIRs with initial underlying common shares totaling 667,289, were modified as described above, resulting in an incremental increase in fair value totaling $70,000 which was charged to other expense in the consolidated statements of operations for the year ended December 31, 2024. As a result of the reduction of the Remaining Series AA AIRs conversion price, total common shares underlying the modified Remaining Series AA AIRs increased to 3,336,293 shares.

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

Common Stock Issuances

Fiscal Year Ended December 31, 2024

On October 24, 2024, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with a certain accredited investor for the registered direct offering of an aggregate of 1,136,364 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $0.88 per Share (the “Registered Direct Offering”). The Registered Direct Offering closed on October 25, 2024, resulting in gross proceeds to the Company of approximately $1.0 million.

Fiscal Year Ended December 31, 2023

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

On August 23, 2023, the Company issued the Firm Securities and closed the Offering at a public price of $2.60 per share, and $2.58 per share underlying each Pre-Funded Warrant, for net proceeds to the Company of approximately $1.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Use of net proceeds from the Series AA Offerings for the periods presented included working capital and general corporate purposes, including sales and marketing activities and product development. Each Pre-Funded Warrant had an exercise price per share of common stock equal to $0.001 per share. The Pre-Funded Warrants were fully exercised as of August 29, 2023.

8.	STOCK-BASED INCENTIVE PLANS

The Super League 2014 Stock Option and Incentive Plan (the “Plan”) was approved by the Board and the stockholders of Super League in October 2014. The Plan was subsequently amended as further described below. The Plan allows grants of stock options, stock awards and performance shares with respect to common stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The Plan provides for both the direct award and sale of shares of common stock and for the grant of options to purchase shares of common stock. Options granted under the Plan include non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

The Board administers the Plan and determines which eligible individuals are to receive option grants or stock issuances under the Plan, the times when the grants or issuances are to be made, the number of shares of common stock subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of common stock of the Company on the date of grant. Options generally begin to be exercisable one month after grant and typically expire 10 years after grant. Stock options and restricted shares generally vest on a straight line basis over four years (generally representing the requisite service period). The Plan terminates automatically on July 1, 2027. The Plan provides for the following programs:

●

Option Grants

Under the discretionary option grant program, the Company’s compensation committee of the Board may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Super League or its affiliates (including employees, non-employee members of the Board and consultants) at an exercise price not less than 85% of the fair market value of such shares on the grant date, and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of such shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Super League’s voting stock or the voting stock of any of its subsidiaries).

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

The initial reserve under the Plan was 29,167 shares of common stock, which reserve was subsequently increased to 50,000 shares upon stockholders’ approval in May 2016. In July 2017, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 50,000 shares to 75,000 shares. In October 2018, the Company amended and restated the Plan to increase the number of shares of common stock reserved thereunder from 75,000 shares to 91,667 shares. In July 2020, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 91,667 to 129,167. In May 2021, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 129,167 to 250,000. In June 2022, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 250,000 to 312,500. In September 2023, the Company’s shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance from 312,500 to 750,000. As of December 31, 2024, 120,000 shares remained available for issuance under the Plan. All 2014 Plan share reserve and other share amounts reflected herein have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

Super League issues new shares of common stock upon the exercise of stock options, the grant of restricted stock, or the delivery of shares pursuant to vested restricted stock units. The compensation committee of the Board may amend or modify the Plan at any time, subject to any required approval by the stockholders of the Company, pursuant to the terms therein. In the event that any outstanding option or other right for any reason expires or is canceled or otherwise terminated, the shares allocable to the unexercised portion of such option or other right is returned and available for the purposes of this Plan.

Stock Options

The fair value of stock options granted was estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the years ended December 31:

	2024	2023
Expected Volatility	98%	95%
Risk–free interest rate	4.08%	4.18%
Dividend yield	-%	-%
Expected life of options (in years)	6.02	5.35

The expected volatility assumption for purposes of determining the fair value of stock options for the periods presented was estimated based on reference to the historical stock price volatility of the Company and a representative peer group for the applicable estimated term.

A summary of stock option activity for the year ended December 31, 2024 is as follows:

		Weighted-Average
	Options (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2023	396,000	$15.70		$-
Granted	20,000	1.29		-
Exercised	-	-		-
Canceled / forfeited	(50,000)	10.29		63,000
Outstanding at December 31, 2024	366,000	$15.66	8.05	$-
Vested and exercisable at December 31, 2024	220,000	$20.20	7.79	$-

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $1.03 and $5.39, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2024 and 2023 was $418,000 and $1,079,000, respectively. As of December 31, 2024, the total unrecognized compensation expense related to non-vested stock option awards was $709,000, which is expected to be recognized over a weighted-average term of approximately 2.03 years.

Restricted Stock Units

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2024:

	2014 Plan Activity		Outside of the 2014 Plan Activity		Totals
	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)

At December 31, 2023	186,000	$10.87	90,000	$7.50	276,000	$9.76
Granted	33,000	$0.81	625,000	0.84	658,000	0.85
Vested	(36,000)	$9.51	(552,000)	1.13	(588,000)	1.64
Canceled	(9,000)	$10.00	(16,000)	18.56	(25,000)	15.43
At December 31, 2024	174,000	$4.44	147,000	$3.92	321,000	$4.20

As of December 31, 2024, the total unrecognized compensation expense related to non-vested restricted stock units was $346,000 which will be recognized over a weighted-average term of approximately .7 years.

During the year ended December 31, 2024 and 2023, the Company issued 640,000 and 39,000, respectively, restricted stock units (included in the table above) to nonemployees for services (“Nonemployee RSUs”). The weighted average grant date fair value of the Nonemployee RSUs granted during the year ended December 31, 2024 and 2023 was $0.84 and $1.67, respectively. Compensation expense for Nonemployee RSUs for the year ended December 31, 2024 and 2023 totaled $256,000 and $89,000, respectively. As of December 31, 2024, the total unrecognized compensation expense related to Nonemployee RSUs was $281,000.

Warrants Issued to Employees and Nonemployees for Services

A summary of employee and nonemployee warrant activity (outside of the Plan) for the year ended December 31, 2024 is as follows:

		Weighted-Average
	Warrants (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2023	31,000	$49.21	-	$-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2024	31,000	$49.21	2.70	$-
Vested and exercisable as of December 31, 2024	31,000	$49.21	3.70	$-

The aggregate fair value of Warrants that vested during the years ended December 31, 2024 and 2023 was $0 and $249,000, respectively. As of December 31, 2024, the total unrecognized compensation expense related to non-vested Warrants was $0.

Noncash Stock Compensation Expense

Noncash stock-based compensation expense was comprised of the following as of December 31:

	2024	2023
Stock options	$411,000	$1,014,000
Warrants	-	228,000
Restricted stock units	878,000	1,493,000
Total noncash stock compensation expense	$1,289,000	$2,735,000

Noncash stock-based compensation expense was included in the following financial statement line items as of December 31:

	2024	2023
Sales, marketing and advertising	$488,000	$879,000
Engineering, technology and development	30,000	219,000
General and administrative	771,000	1,637,000
Total noncash stock compensation expense	$1,289,000	$2,735,000

Modifications to Equity-Based Awards

On January 1, 2022, the Company issued 67,500 performance stock units (“Original PSUs”) under the Company’s 2014 Amended and Restated Stock Option and Incentive Plan, which vest in five equal increments of 13,500 PSUs, based on satisfaction of the following vesting conditions during the three-year period commencing on January 1, 2022: (i) the Company’s stock price equaling $95.00 per share based on 60-day volume weighted average price (“VWAP”); (ii) the Company’s stock price equaling $120.00 per share based on 60-day VWAP; (iii) the Company’s stock price equaling $140.00 per share based on 60-day VWAP; (iv) the Company’s stock price equaling $160.00 per share based on 60-day VWAP; and (v) the Company’s stock price equaling $180.00 per share based on 60-day VWAP. The Original PSUs were fully expensed as of June 30, 2023. Noncash stock compensation expense related to the Original PSUs totaled $0 and $299,000 for the years ended December 31, 2024 and 2023, respectively.

On April 30, 2023, the Board approved the cancellation of the 67,500 Original PSUs previously granted to certain executives (four plan participants in total) under the 2014 Plan (as described above). In exchange for the cancelled Original PSUs, the executives were granted an aggregate of 67,500 PSUs, which vest, over a five-year term, upon the Company’s common stock achieving certain VWAP goals as follows: (i) 20% upon achieving a 60-day VWAP of $16.00 per share, (ii) 20% upon achieving a 60-day VWAP of $20.00 per share; (iii) 20% upon achieving a 60-day VWAP of $24.00 per share; (iv) 20% upon achieving a 60-day VWAP of $28.00 per share; and (v) 20% upon achieving a 60-day VWAP of $32.00 per share, in each case, as quoted on the Nasdaq Capital Market (“Modified PSUs”). Total incremental compensation cost related to the Modified PSUs totaled $540,000 which is recognized prospectively over the implied service period, ranging from .69 years to 1.5 years, calculated in connection with the Monte Carlo simulation model used to determine the fair value of the equity awards immediately before and after the modifications. Net noncash stock compensation expense related to the Modified PSUs totaled $130,000 and $351,000 for the years ended December 31, 2024 and 2023, respectively.

On April 30, 2023, the Board approved the cancellation of certain stock options to purchase an aggregate of 58,951 shares of the Company’s common stock previously granted to certain executives and employees (six plan participants in total) under the Company’s 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), with an average exercise price of approximately $56.40. In addition, the Board approved the cancellation of certain warrants to purchase an aggregate of 26,100 shares of the Company’s common stock previously granted to certain executives and employees, with an average exercise price of approximately $199.80. In exchange for the cancelled options and warrants, certain executives and employees were granted options to purchase an aggregate of 305,000 shares of common stock under the 2014 Plan, at an exercise price of $9.80 (the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 28, 2023, the last trading day before the approval of the awards), with one-third of the options vesting on the April 30, 2023, the grant date, with the remainder vesting monthly over the thirty-six month period thereafter, subject to continued service (“Executive Grant Modifications”) (collectively, “Modified Executive Grants”). The grant and exercise of the Modified Executive Grants was contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan, which was obtained in connection with the Company’s 2023 annual shareholder meeting in September 2023. As such, the grant date and the commencement of noncash stock compensation amortization for the Modified Executive Grants was September 7, 2023. Total incremental compensation cost related to the Modified Executive Grants totaled $347,000, $112,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $235,000 related to unvested awards which is recognized prospectively over the remaining service period of 3 years. Net noncash stock compensation expense related to the Modified Executive Grants totaled $221,000 and $573,000 for the years ended December 31, 2024 and 2023, respectively.

On May 1, 2023, the Board approved the cancellation of options to purchase an aggregate of 29,224 shares of the Company’s common stock previously granted to its employees (68 plan participants in total) under the 2014 Plan, in exchange for newly issued options to purchase an aggregate of 63,900 shares of the Company’s common stock under the 2014 Plan, at an exercise price equal to the closing trading price on May 1, 2023, or $9.81, with a range of zero to one-third of the options vesting on the May 1, 2023, the grant date, dependent upon the tenure of the employee, and the remainder vesting monthly over the forty-eight month period thereafter, subject to continued service (“Employee Grant Modifications”)(collectively, “Modified Employee Grants”). Unrecognized compensation expense related to the original award as of the date of the Employee Grant Modifications totaled $960,000 which is recognized prospectively over the remaining service period of 4 years. Total incremental compensation cost related to the Modified Employee Grants totaled $449,000, $101,000 of which related to vested awards as of the modification date and was recognized as expense immediately, and $348,000 related to unvested awards which is recognized prospectively over the remaining service period of 4 years. Net noncash stock compensation expense related to the Modified Employee Grants totaled $158,000 and $300,000 for the years ended December 31, 2024 and 2023, respectively.

Other

On March 19, 2024, the Board approved that an equity pool consisting of (i) 1,692,606 shares of common stock, collectively, which amount is equivalent to ten percent of the then existing and outstanding common stock of the Company on an as-converted basis, be issued to executives of the Company in the following form, amounts and vesting conditions: (a) stock options to purchase 846,303 shares of common stock, with vesting at the rate of 1/36th per month in arrears, and exercisable at a price per share of $1.85 (collectively, the “2024 Options”); and (b) restricted stock units consisting of 846,303 shares of common stock with vesting of (i) fifty percent in equal one-third increments on the first, second and third anniversaries of the restricted stock unit grant issuances, and (ii) fifty percent to be allocated equally between (a) achievement of a profitable fiscal quarter, on a net income basis, in accordance with U.S. GAAP, (b) achievement of 85% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for fiscal year 2024, and (c) achievement of 85% of EBITDA target for fiscal year 2025 (with such fiscal year 2025 target to be approved by the Board as part of the fiscal year 2025 financial plan)(collectively, the “2024 RSUs”). The issuance of the 2024 Options and 2024 RSUs, as described above, is contingent upon the Company receiving approval from its stockholders to increase the number of shares available under the 2014 Plan at the Company’s next annual meeting of stockholders, and will be subject to cancellation in the event stockholder approval is not obtained.

9.	INCOME TAXES

The components of loss before income taxes consisted of the following for the years ended December 31:

	2024	2023
United States	$(16,474,000)	$(30,455,000)
Foreign	-	(188,000)
Loss from operations before income taxes	$(16,474,000)	$(30,643,000)

The Company’s provision for income taxes consisted of the following for the years ended December 31:

	2024	2023
Current:
Federal taxes	$-	$-
State taxes	-	-
Foreign taxes	-	-
Total current	$-	$-

Deferred:
Federal taxes	$50,000	$-
State taxes	111,000	-
Foreign taxes	-	(313,000)
Total deferred	161,000	(313,000)

Net provision for income taxes	$161,000	$(313,000)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31:

	2024	2023
Deferred tax assets:
Net operating loss and credits	$40,819,000	$35,453,000
Intangibles – definite lived	2,791,000	1,899,000
Stock compensation	1,856,000	1,776,000
Accrued liabilities	171,000	1,133,000
State taxes	3,000	12,000
Capitalized research and development costs	2,923,000	2,659,000
Total deferred tax assets	48,563,000	42,932,000

Valuation allowance	(48,351,000)	(42,855,000)

Deferred tax liabilities:
Fixed assets	(35,000)	(69,000)
Intangibles – indefinite lived	(338,000)	-
Contract liabilities	-	(8,000)
Total deferred tax liabilities	(373,000)	(77,000)
Total net deferred tax assets (liabilities), net of valuation allowance	$(161,000)	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2024	2023

Statutory federal– tax rate - (benefit) expense	21%	21%
State tax, net	7	5
Non-deductible permanent items	(1)	(2)
Change in tax rate	3%	-
Foreign taxes	-	1
Other	3	(2)
Valuation allowance	(34)	(22)
	(1)%	1%

For the years ended December 31, 2024 and 2023, the Company recorded full valuation allowances against its domestic net deferred tax assets due to uncertainty regarding future realizability pursuant to guidance set forth in the FASB’s Accounting Standards Codification Topic No. 740, “Income Taxes.” In future periods, if the Company determines it will more likely than not be able to realize these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the consolidated statements of operations in the period the determination is made. The Company did not maintain a valuation allowance on the activity in the United Kingdom (“UK”) from its acquisition of Bannerfy Ltd due to the deferred tax liability position. During the year ended December 31, 2023, Bannerfy Ltd sold all of its asset back to the original sellers and ceased operations as described below. As such, a full valuation was recorded against the remaining foreign deferred tax assets. Components of net loss before income tax attributable to foreign entities totaled $0 and $187,000 for the years ended December 31, 2024 and 2023, respectively.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards. In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss position as of the end of December 31, 2024. After a review of the four sources of taxable income (as described above) and after consideration of the Company's continuing cumulative loss position as of December 31, 2024, the Company has recorded a full valuation allowance on its deferred tax assets as presented in the table above. The change in the valuation allowance for the years ended December 31, 2024 and 2023 totaled $5,496,000 and $7,132,000, respectively.

At December 31, 2024, the Company had U.S. federal, state income tax, and foreign net operating loss carryforwards of approximately $148.5 million, $141.8 million, and $1.1 million, respectively, expiring through 2044. Of the federal net operating losses, $24.5 million will expire from 2034 to 2037, and $124.0 million will carry over indefinitely. Federal net operating loss carryforwards generated in 2018 or after do not expire, however, they can only be used to offset 80% of taxable income in a given year. Of the state net operating losses, $140.2 million will expire from 2034 to 2044, and $1.7 million will carry over indefinitely. The $1.1 million of foreign net operating losses will carry over indefinitely.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company will recognize interest and penalties related to tax uncertainties as income tax expense. There were no uncertain tax positions as of December 31, 2024.

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions (primarily the UK) where the Company conducts business (2023 and prior). As of December 31, 2024, the company had no outstanding tax audits. Currently there are no audits in process or pending from Federal, state or foreign tax authorities. Federal and state income tax returns are subject to examination for a period of three to four years after filing. UK income tax returns are subject to examination for a period of four years after filing.

In June 2023, the Company assigned the intangible assets originally acquired in connection with the Company’s acquisition of Bannerfy in fiscal year 2021, to the original sellers, as described at Note 4. The Bannerfy Acquisition was treated for tax purposes as a nontaxable transaction and, as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of Bannerfy carried over, with no step-up to fair value of the underlying tax bases of the acquired net assets. The acquisition method of accounting included the establishment of a net deferred tax liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. When an acquisition of a group of assets is purchased in a transaction that is not accounted for as a business combination under ASC 805, a difference between the book and tax bases of the assets arises. ASC 740, “Income Taxes,” (“ASC 740”) required the use of simultaneous equations to determine the assigned value of the asset and the related deferred tax asset or liability. As a result of the disposal of the Bannerfy intangible assets, the Company recognized the related remaining net deferred tax liability, resulting in a $313,000 tax benefit reflected in the consolidated statements of operations for the year ended December 31, 2023.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2024 we maintain approximately 1,550 square feet of office space, which is on a month-to-month basis, at a rate of approximately $7,000 per month.

Rent expense for the years ended December 31, 2024 and 2023 was approximately $141,000 and $163,000, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. Rental payments are expensed in the consolidated statements of operations in the period to which they relate. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Settlement of Pending or Threatened Claims

Pioneer Capital Anstalt

In May 2024, the Company settled a dispute concerning the interpretation of certain financial terms contained within the Series AA and Series AA-2 Preferred Stock certificates of designation filed in connection with the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer Settlement”). Pioneer Capital Anstalt (“Pioneer”) filed a complaint in the United States District Court for the Southern District of New York seeking monetary damages and specific performance concerning the interpretation and calculation of certain financial terms applicable to Pioneer’s additional investment rights agreements acquired in connection with Pioneer’s participation in the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer AA AIRs”)(“Pioneer Action”). In order to avoid further expense, costs, and time to litigate the action, the Parties resolved the dispute, resulting in the modification of the conversion price and conversion floor price applicable to the Pioneer AA AIRs from prices ranging from $9.43 to $13.04, down to prices ranging from $1.886 to $2.608, and the extension of the exercise term for the Pioneer AA AIRs for a period of six (6) months. The modifications to the Pioneer AIRs resulted in an incremental increase in fair value totaling $213,000 which was included as a noncash legal settlement charge in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2024. As a result of the reduction of the Pioneer AA AIRs conversion price, total common shares underlying the modified Pioneer AA AIRs increased from 372,610 to 1,863,049 shares.

In addition, in connection with the settlement, the Company issued to Pioneer 550,000 shares of restricted common stock valued at $516,000 on the dates of issuance, which was included as a noncash legal settlement charge in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2024. In connection with the Pioneer Settlement, Pioneer filed a notice of dismissal regarding the Action.

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

Other

As described above, the Note Holders made a series of investments in the Company during the period commencing January 2021 and culminating in the issuance of the Notes, which were paid in full in the first quarter of 2023. During the fourth quarter of 2023, the Note Holders made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of SPA. On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “Note Holder Settlement Agreement”) settling all claims between the Parties with respect to the SPA. In consideration for the Note Holder Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 500,000 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which was included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2023. The Company issued the 500,000 shares of common stock on March 19, 2024, which were valued at $1.85 per share (the closing price of the Company’s common stock on March 19, 2024), or $924,000, resulting in additional noncash settlement expense of $164,000, which was included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2024.

Related Party Transactions

Note Purchase Agreement. On November 19, 2024, the Company entered into a note purchase agreement with a non-employee member of the Board, as described at Note 6.

Consulting Agreement. In May 2018, the Company entered into a consulting agreement with a member of the Board, pursuant to which the board member provides the Company with strategic advice and planning services for which he receives a cash payment of $7,500 per month from the Company. The consulting agreement had an initial term ending December 31, 2019, and was extended for successive one-year periods upon mutual agreement of the board member and the Company through to fiscal year 2024. Total consulting expense under the agreement totaled $90,000 for each of the years ended December 31, 2024 and 2023.

11.	SEGMENT REPORTING

The Company utilizes the management approach to identify the Company’s operating segments, based on information reported internally to the Chief Operating Decision Maker (“CODM”) to make resource allocation and performance assessment decisions. The Company’s chief operating decision-maker (“CODM”) is the Company’s Chief Executive Officer.

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

Based on the applicable criteria under the standard, including quantitative thresholds, the Company determined it has one operating segment and one reportable segment, operated primarily in domestic markets for the periods presented, as the CODM regularly reviews and manages the Company’s operations, business activities and financial performance and allocates resources as a single operating and reportable segment at the consolidated level.

Super League’s single reportable segment derives revenues from customers as summarized at Note 2, “Revenue Recognition.” The accounting policies of the Company’s single reporting segment are described in the summary of significant accounting policies herein.

The chief operating decision maker assesses performance, establishes management compensation and decides how to allocate resources for the single reporting segment, primarily by monitoring actual consolidated results versus the annual plan, based on consolidated revenues, net operating income (loss) and net income (loss) as reported in the consolidated statements of operations. The CODM does not evaluate segment performance using consolidated balance sheet information.

The significant expenses reviewed by the CODM are cost of revenue; selling, marketing and advertising expense; engineering, technology and development expense ; and general and administrative expense, as presented in the consolidated statements of operations. Selling, marketing and advertising expense, engineering, technology and development expense, and general and administrative expense include noncash amortization expense and noncash stock compensation expense, which is disclosed in Note 4 and Note 8, respectively. Other segment items consist of contingent consideration, loss on intangible asset disposal, impairment of intangible assets, interest expense, changes in the fair value of derivative instruments and other income (expense) items, as presented in the consolidated statements of operations. All cost and expense line items reported within the Company’s consolidated Statements of operations, as well as amortization, and stock-based compensation expense are significant.

12.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through March 31, 2025, the date the consolidated financial statements were available to be issued, and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the consolidated financial statements presented herein.

Entry into Loan Agreements

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (“Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs.

Pursuant to the Agile II Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Aigle II Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engagement in the management of the Company without prior notice to Agile, (c) a change in control of the Company (expressly excluding pending transactions) or otherwise approve the liquidation or dissolution of the Company (collectively, a “Change in Business, Management, or Ownership”), or (d) the RP Note is accelerated upon the occurrence of an Event of Default, the Company shall be required to immediately pay to Agile an amount equal to the sum of: (i) all outstanding principal of the Agile II Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts. The Company is allowed to make a full or partial prepayment (and receive a discount thereon if repaid in full within sixty days of note issuance) of any or all of the obligations arising under the Agile II Loan Agreement and the Agile II Note, provided the Company shall be obligated to pay the Prepayment Fee.

The Agile Loan Agreement imposes various restrictions on the activities of the Company consistent with the Agile Loan Agreement described above under the heading “Agile Capital - Debt Financing.”

As security for the full and prompt payment and performance of any obligations arising under the Agile II Loan Agreement and the Agile II Note, the Company granted to Agile a continuing first priority security interest in all the assets of the Company; provided, however, the filing of a financing statement and/or the taking of any action required to perfect Agile’s security interest in the collateral may only occur upon an event of default. The Agile II Loan Agreement also provides for standard Events of Default, customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default.

In connection with entering into the Agile Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note. $1.5 million of the Agile II Note was used to repay the remaining balance under the Agile Note, with net proceeds to the Company of approximately $875,000.

1800 Diagonal Lending, LLC

On March 26, 2025 (the “Diagonal Effective Date”), the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assigns (“Diagonal”) entered into a Securities Purchase Agreement (the “Diagonal Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal Note”) in the principal amount of $300,000 (the “Diagonal Principal”), for which the Diagonal Note, among other things, (a) matures on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued (the “Diagonal Issuance Date”) until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest begins to accrue on the Diagonal Issuance Date but shall not be payable until the Diagonal Note becomes payable, and (d) interest will accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal Note, or during an Event of Default.

Pursuant to the Diagonal Note, Diagonal has the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal Effective Date and ending on the earlier of (a) the Diagonal Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal Note into fully paid and non-assessable shares of Common Stock at a price equal to 75% multiplied by the Market Price (as defined below) (the “Conversion Price”). For purposes of the Diagonal Note: (x) the “Market Price” means the lowest Trading Price for the Company’s Common Stock during the 10 trading ending on the latest complete trading day prior to the Diagonal Conversion Date; (y) the “Trading Price” means the closing price (or bid, if applicable) of the Company’s Common Stock as listed (or quoted, as applicable) on the principal securities exchange or trading market where it is listed or traded; and (z) the “Diagonal Conversion Date” means the date specified in the applicable notice of conversion, delivered to the Company by Diagonal in accordance with the Diagonal Note.

Pursuant to the Diagonal Note, the following events, among other things, constitute an Event of Default: (i) failure to pay principal and interest when due; (ii) the Company fails to issue shares of Common Stock upon exercise of Diagonal’s conversion rights under the Diagonal Note; (iii) the Company’s breach of any material covenant or other material term or condition in the Diagonal note or the Diagonal Agreement, and such breach continues for a period of 20 business days after written notice from Diagonal; (iv) any breach of the representations and warranties set forth in both the Diagonal Agreement and the Diagonal Note; (v) the Company institutes any assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business; (vi) the Company institutes, or any proceeding is instated against the Company, relating to any bankruptcy, insolvency, reorganization, or liquidation proceedings; (vii) the Company fails to maintain the listing of its Common Stock on the Nasdaq Capital Market or on the Over The Counter boards or an equivalent exchange; (viii) the Company failing to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or ceases to be subject to the reporting requirements of the Exchange Act; (ix) the Company institutes any dissolution, liquidation, or winding up of the Company or any substantial portion of its business; (x) the restatement of any financial statements filed by the Company with the Securities and Exchange Commission, if the result of such restatement would have constituted a material adverse effect on the rights of Diagonal; (xi) the Company proposes to replace its transfer agent and fails to provide a fully executed irrevocable transfer agent instructions signed by the successor transfer agent; and (xii) a breach or default by the Company of any covenant or other term or condition contained in any other agreement by the Company, after the passage of all applicable notice and cure or grace periods (each individually an “Event of Default”, and collectively, “Events of Default”).

Upon the occurrence and during the continuation of any Event of Default that is enumerated in Section 3.2 of the Diagonal Note, the Diagonal Note shall become immediately due and payable, and the Company shall pay to Diagonal an amount equal to the Default Amount (as defined below), multiplied by two. For other Events of Default not enumerated in Section 3.2 of the Diagonal Note, the Diagonal Note shall become immediately due and payable in an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Diagonal Note, plus (b) accrued and unpaid interest on the unpaid principal amount of the Diagonal Note to the date of payment, plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and/or (b), plus (d) any amounts owed to Diagonal pursuant to Sections 1.3 and 1.4(g) of the Diagonal Note (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (b), (c) and (d) shall collectively be known as the “Default Amount”) and all other amounts payable under the Diagonal Note shall immediately become due and payable, together with all costs, including, without limitation, legal fees and expenses, of collection, and Diagonal shall be entitled to exercise all other rights and remedies available at law or in equity.

The Diagonal Note further contains provisions that: (a) limit Diagonal’s beneficial ownership upon conversion of the Diagonal Note to a maximum of 4.99% of the Company’s issued and outstanding Common Stock; (b) prohibit the Company from entering selling, leasing or otherwise disposing of any significant portion of its assets outside the ordinary course of business; and (c) adjust the Conversion Price (and number of shares deliverable upon conversion) upon (i) the event of merger, consolidation, or similar transactions, and (ii) the Company declaring or making any distribution of assets to holders of its Common Stock as a dividend, stock repurchase, return of capital, or otherwise. The Diagonal Agreement also provides for customary provisions, including, without limitation, representations, warranties, covenants, conditions to closing, indemnification, waiver of jury trial, and exercise of remedies upon a breach of the Diagonal Agreement.

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after giving deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000, and other estimated offering expenses. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assigns, (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes will occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025.   Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”).

The Belleau Interest that accrues on each respective Belleau Note is payable on each respective Belleau Maturity Date in the form of restricted shares of the Company’s Common Stock equal to 20% of the Belleau Principal, calculated at a price per share of $0.35. In the event of a prepayment of any Belleau Note by the Company, the Belleau Interest will be payable in full at the time of such prepayment.

The Belleau Note also provides for: (i) standard events of default, including (a) any default in the payment of the Belleau Principal or Belleau Interest on their respective due dates, (b) the occurrence of a Bankruptcy Event (as defined in the Belleau Note), or (c) the Company commits any material breach or default of any material provision of the Belleau Note, if not cured within 20 days following the written notice from Belleau specifying in reasonable detail such breach or default (sections (a) through (c), the “Belleau Events of Default”); and (ii) customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Upon the occurrence of an Event of Default, the Belleau Note will bear interest at the default interest rate of 20% per annum, payable in cash, and upon Belleau’s written notice to the Company, all payments of Belleau Principal and Belleau Interest will become immediately due and payable.

The Company intends to utilize the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes. The initial Belleau Note was issued without registration under the Securities Act, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The two remaining Belleau Notes, along with the shares of the Company’s Common Stock payable as interest pursuant to the Belleau Notes, when issued according to the Belleau Purchase Agreement, will be issued without registration under the Securities Act, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. Belleau represented that it is an accredited investor, as defined in Rule 501(d) of the Securities Act, and that it has, and will continue to, acquire the applicable securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Termination of Transactions with Infinite Reality, Inc.

Termination of Binding Term Sheet

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

(ii)

issue to Infinite Reality 2,499,090 shares of the Company’s Common Stock, in exchange for 139,592 shares of Infinite Reality’s common stock (the “Share Exchange”), pursuant to an Equity Exchange Agreement, and to appoint a designee of Infinite Reality to the Company’s Board upon the consummation of the Share Exchange (the “Closing”); and

(iii)

receive a credit facility in the amount of $30,000,000 from Infinite Reality, to be established in January 2025 (the “Credit Facility”, and the Asset Acquisition, Share Exchange, and Credit Facility are collectively, the “iR Transaction”).

The Term Sheet contemplates that, subject to the satisfaction of the conditions contained therein (including approval of the iR Transaction by the Company’s stockholders), upon the consummation of the iR Transaction, Infinite Reality will beneficially own 84.9% of the issued and outstanding shares of the Company as of the Closing.

On March 28, 2025, the Company and Infinite Reality mutually agreed to terminate both the Binding Term Sheet and the iR Transactions contemplated thereby in their entirety.

Termination of Equity Exchange Agreement.

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

On March 28, 2025, the Company and Infinite Reality mutually agreed to terminate both the Amended Exchange Agreement and the Exchange contemplated thereby in its entirety.

Entry into Equity Purchase Agreement

On February 14, 2025, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Total Commitment”) of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering”). As consideration for Hudson’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Hudson 300,000 shares of common stock, valued at $165,000, following the execution of the Equity Purchase Agreement (the “Commitment Shares”).

The Equity Purchase Agreement initially precludes the Company from issuing and selling more than 3,319,323 shares of our common stock, including the Commitment Shares, which number equals 19.99% of our common stock issued and outstanding as of February 14, 2025, unless the Company obtains stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limits the Company from directing Hudson to purchase shares of common stock if such purchases would result in Hudson beneficially owning more than 4.99% of the then-outstanding shares of our common stock.

From and after the initial satisfaction of the conditions to our right to commence sales to Hudson under the Equity Purchase Agreement (such event, the “Commencement,” and the date of initial satisfaction of all such conditions, the “Commencement Date”), the Company may direct Hudson to purchase shares of common stock at a purchase price per share equal to the lesser of (i) 92% of the closing price of the Company’s Common Stock, as listed on Nasdaq, on the trading day immediately preceding the respective Put Date (the “Initial Purchase Price”), or (ii) 92% of the lowest closing price of the Company’s Common Stock on the Nasdaq Capital Market on any trading day during the period beginning on the Put Date (as defined in the Purchase Agreement) and continuing through the date that is three trading days immediately following the Clearing Date (as defined in the Purchase Agreement) associated with the applicable Put Notice (such three trading day period is the “Valuation Period”, and the price is the “Market Price”), on such date on which the Purchase Price is calculated in accordance with the terms of the Equity Purchase Agreement. The Company will control the timing and amount of any such sales of common stock to Hudson.

Unless earlier terminated, the Equity Purchase Agreement will automatically terminate upon the earliest of (i) the expiration of the Commitment Period (as defined in the Equity Purchase Agreement), (ii) Hudson’s purchase or receipt of the Total Commitment worth of common stock, or (iii) the occurrence of certain other events set forth in the Equity Purchase Agreement. The Company has the right to terminate the Equity Purchase Agreement at any time after Commencement, at no cost or penalty, upon prior written notice to Hudson.

The Company intends to use the net proceeds, if any, from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Equity Purchase Agreement contains customary representations, warranties and agreements by the Company, as well as customary indemnification obligations of the Company. In connection with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the Commitment Shares and the shares issuable pursuant to the Equity Purchase Agreement.

Amended and Restated Consulting Agreement

On March 28, 2025 (the “March DS Effective Date”), the Company entered into an Amended and Restated Consulting Agreement (the “March DS Agreement”) with Diamond Shoals, LLC (“DS”), which amended and restated that certain Consulting Agreement dated August 1, 2024, between the Company and DS (the “August DS Agreement”), pursuant to which DS will provide the strategic advisory consultancy services set forth in the March DS Agreement, the consideration for which is to be paid in the form of 857,142 restricted shares of the Company’s Common Stock (the “March DS Shares”). The March DS Shares are payable on the dates and in the amounts as follows: (i) 171,428 shares on the March DS Effective Date; (ii) 342,857 shares on April 14, 2025; and (iii) 342,857 shares on April 28, 2025. The March DS Agreement will have a term of 12 months, commencing on the March DS Effective Date, and may be renewed upon mutual agreement of the parties. All other terms and conditions remained the same as the August DS Agreement. The August DS Agreement was entered into to extend the term of the initial Consulting Agreement between the Company and DS, dated June 13, 2023, as amended and restated on October 6, 2023.

Other

In January 2025, the Company issued 262,501 shares of the Company’s common stock to the Founders in connection with the Super Biz Note, as described at Note 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LEAGUE ENTERPRISE, INC.

Date: March 31, 2025	By:	/s/ Ann Hand
Ann Hand
President and Chief Executive Officer (Principal Executive Officer)

SUPER LEAGUE ENTERPRISE, INC.

Date: March 31, 2025	By:	/s/ Clayton Haynes
Clayton Haynes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Hand	Chief Executive Officer	March 31, 2025
Ann Hand	and Chair of the Board
(Principal Executive Officer)

/s/ Clayton Haynes	Chief Financial Officer	March 31, 2025
Clayton Haynes	(Principal Financial and Accounting Officer)

/s/ Jeff Gehl	Director	March 31, 2025
Jeff Gehl

/s/ Kristin Patrick	Director	March 31, 2025
Kristin Patrick

/s/ Mark Jung	Director	March 31, 2025
Mark Jung

/s/ Michael Keller	Director	March 31, 2025
Mark Jung