Form 10-K/A
period 2024-12-31
Super League Enterprise, Inc.
filed 2025-04-30
CIK 1621672

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

2856 Colorado Avenue

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

As of April 27, 2025, there were 17,956,984 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

Auditor Firm PCAOB ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: Whippany, New Jersey

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Super League Enterprise, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing

References in this Annual Report on Form 10-K to “Super League Enterprise, Inc.,” “Super League,” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc. References to “the Board” and “our Board” mean the Board of Directors of Super League Enterprise, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Amended and Restated Bylaws (“Bylaws”) provide that the number of directors that constitute the entire Board of Directors (the “Board”) shall be fixed from time to time by resolution adopted by a majority of the entire Board, but that in no event shall the number be less than one. Our Board currently consists of the following six persons:

Name	Position
Ann Hand	Executive Chair
Jeff Gehl	Independent Director
Mark Jung	Independent Director
Michael Keller	Independent Director
Kristin Patrick	Independent Director
Bant Breen	Independent Director

Our Amended and Restated Certificate of Incorporation, as amended (our “Charter”) classifies our Board of Directors into three classes with staggered three-year terms, designated as follows:

●	Class I, comprised of two directors, Kristin Patrick and Brant Been (with terms expiring at the 2024 annual meeting of stockholders, to be held later this year to be held June 9, 2025);

●	Class II, comprised of two directors, Jeff Gehl and Michael Keller (with terms expiring at our 2025 annual meeting of stockholders, to be held later this year); and

●	Class III, comprised of two directors, Ann Hand and Mark Jung (with terms expiring at our 2026 annual meeting of stockholders).

Ann Hand

Executive Chair

Ms. Hand has served as our Executive Chair since April 1, 2025. From June 2015 to March 31, 2025, Ms. Hand served as our Chief Executive Officer and Chair of the Board. From June 2015 to January 13, 2023, Ms. Hand also served as our President. Over the past 20 years, Ms. Hand has served as a market-facing executive with a track record in brand creation and turn-around with notable delivery at the intersection of social impact with consumer trends and technology to create bold offers, drive consumer preference and deliver bottom line results. Prior to joining the Company, from 2009 to 2015, Ms. Hand served as Chief Executive Officer and as a director of Project Frog, a venture-backed firm with a mission to democratize healthy, inspired buildings that are better, faster, greener, and more affordable than traditional construction. From 1998 through 2008, Ms. Hand served in various senior executive positions with BP plc, including Senior Vice President, Global Brand Marketing & Innovation from 2005 to 2008, during which time she led many award-winning integrated marketing campaigns and oversaw the entire brand portfolio of B2C and B2B brands, including BP, Castrol, Arco, am/pm and Aral. Additionally, she served as Chief Executive, Global Liquefied Gas Business Unit with full P&L accountability across 15 countries and 3,000 staff, covering operations, logistics, sales and marketing with over $3 billion in annual revenue. Ms. Hand was recognized by Goldman Sachs - “100 Most Intriguing Entrepreneurs” in 2014, by Fortune - “Top 10 Most Powerful Women Entrepreneurs” in 2013, and Fast Company – “100 Most Creative People” in 2011. Ms. Hand earned a Bachelor of Arts in Economics from DePauw University, an MBA from Northwestern’s Kellogg School of Management, and completed executive education at Cambridge, Harvard and Stanford Universities.

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

Mark Jung

Independent Director

Mr. Jung has served as a director on our Board since July 2019. Mr. Jung currently leads the Operating Partner Group at Astira Capital Partners, a mid-market private equity firm focused on B2B workflow solution providers. Mr. Jung has held this position since the fund's inception in June 2023. Between May 2019 and June 2023, Mr. Jung served as an independent consultant to multiple media and technology companies. Previously, Mr. Jung served on the board of directors of Accela, a leading provider of cloud-based productivity and civic engagement solutions for government, from March 2016 to April 2019. During his tenure on the board of Accela, Mr. Jung also held executive management positions for Accela, including as Chairman and interim Chief Executive Officer from August 2016 to March 2017 and from April 2018 to October 2018, as well as serving as Executive Chairman from March 2017 to April 2018. Prior to Accela, Mr. Jung served as Executive Chairman of OL2, a leading cloud solutions provider for gaming and graphics-rich applications, from May 2013 to March 2015; Samba Safety, a provider of driver risk management solutions from May 2016 to September 2021; and ReadyUp, a provider of an esports platform for player networking and team management from March 2019 to February 2023. Currently, Mr. Jung serves as a member of the board of directors of Millennium Trust Company, a leading financial services company offering niche alternative custody solutions to institutions, advisors and individuals; Inmar, a provider of intelligent commerce network solutions; and PocketRN, a telenursing platform and services provider. Mr. Jung graduated with a BS in engineering from Princeton University and received his MBA from Stanford University Graduate School of Business.

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

Kristin Patrick

Independent Director

Ms. Patrick has served as a director on our Board since November 2018, and currently serves as Executive Vice President, Chief Marketing Officer and Head of E-commerce of Claire's, a position she has held since March 2021. Previously, Ms. Patrick served as President and Chief Marketing Officer of Eros Innovations, a position she held from January 2019 to March 2021. Prior to her time with Eros Innovations, Ms. Patrick served as Global Chief Marketing Officer at Pepsico, Inc., a position she held from June 2013 to January 2019. Prior to her time with Pepsico, Inc., Ms. Patrick served as Chief Marketing Officer of Playboy Enterprises, Inc. from November 2011 to June 2013, and as Executive Vice President of Marketing Strategy for William Morris Endeavor from January 2010 to November 2011. Ms. Patrick has also held senior marketing positions at Liz Claiborne's Lucky Brand, Walt Disney Company, Calvin Klein, Revlon and NBC Universal and Gap, Inc. A Brandweek "Next Gen Marketer", Reggie Award recipient, Forbes Top 50 Marketer, and Adweek Marketing Vanguard, Ms. Patrick received her Bachelor of Arts from Emerson College and J.D. from Southwestern University.

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

Bant Breen

Independent Director

Mr. Breen has served as a director on our Board since April 2025 and is the Founder, and current Chairman and Chief Executive Officer of Qnary, a global technology and solutions leader in digital reputation growth solutions for professionals and brands, founded in 2011. Mr Breen is also the host of The UNCAGED Show, a webcast/podcast that celebrates thought leadership from today's top business leaders. Prior to founding and serving as Chairman and CEO of Qnary, Mr. Breen served from January 2006 to November 2011 in numerous executive roles at Interpublic Group (NYSE: IPG) (“IPG”), including Chief Executive Officer of IPG’s Reprise Media Worldwide, a global search and social media agency, as President of IPG’s Initial Worldwide, as President of IPG’s The Futures Marketing Group, as founder of Ansible, IPG's Mobile Marketing Agency, and as EVP, Global Director of Digital Communications, of IPG’s Univeral McCann. Before joining IPS, Mr. Breen was the Founder and President of BB Dentsu, a strategic marketing and communications consultancy affiliated with Dentsu Inc., and Mr. Breen led global digital advertising activities for Leo Burnett Worldwide. Mr. Breen served on the board of directors of Harte Hanks Inc (Nasdaq: HHS) during 2018 and 2019. Mr. Been received a B.A. from Duke University, North Carolina, an M.A. and B.A. from the University of Cambridge, Trinity College, Cambridge, England, and is an Adjunct Professor in Media and Marketing at Blanquerna-Ramon Llull University, Barcelona, Spain.

We believe Mr. Breen’s thirty year career as an advertising executive for several of the largest agencies globally will add significant insights, partnership opportunities, industry relationships, and creativity in assisting with our overall strategy. Mr. Breen will commence serving as a member of the Board’s Strategic and Nominating and Governance Committees prior to the 2024 annual meeting of stockholders.

Executive Officers

Our executive officers are appointed by the Board and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with the Company. The following is a brief description of the present and past business experience of each of the Company’s current executive officers.

Name	Age	Positions
Ann Hand	56	Executive Chair
Matt Edelman	55	President and Chief Executive Officer
Clayton Haynes	54	Chief Financial Officer

Ann Hand

Executive Chair

Please see Ms. Hand’s biography in the preceding section under the heading “Directors.”

Matt Edelman

Chief Executive Officer and President

Mr. Edelman was appointed our Chief Executive Officer effective April 1,2025, and has served as the Company’s President since January 2023. From July 2017 to March 31, 2025, Mr. Edelman served as the Company’s Chief Commercial Officer, during which time he oversaw the Company’s revenue, marketing, content, creative services and business development activities. Mr. Edelman is the owner of PickTheBrain, a leading digital self-improvement business, a board member and marketing committee member of the Epilepsy Foundation of Greater Los Angeles and has over 20 years of experience working in the digital and traditional media and entertainment industries. Since 2001, he has served as an advisor and consultant to numerous digital and media companies, including, amongst others, Nike, Marvel, MTV, Sony Pictures, 20th Century Fox and TV Guide. Prior to joining the Company, from 2014 to 2017, Mr. Edelman served as the Head of Digital Operations and Marketing Solutions at WME-IMG (now Endeavor), where he was responsible for several areas, including digital audience and revenue growth through content, social media and paid customer acquisition across the company’s global live events business within sports, fashion, culinary and entertainment verticals; digital marketing services for consumer brands, college athletics programs and talent; and management of direct-to-consumer digital content businesses, including both eSports and Fashion OTT properties. From 2010 to 2013, Mr. Edelman served as the Chief Executive Officer of Glossi (previously ThisNext), an authoring platform enabling individuals to create their own digital magazines. Previously, Mr. Edelman also founded and/or served in executive positions at multiple early-stage digital media companies. Mr. Edelman earned a Bachelor of Arts in Politics from Princeton University.

.

Clayton Haynes

Chief Financial Officer and Secretary

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

Audit Committee

Our Audit Committee is currently comprised of Jeff Gehl, who serves as the Audit Committee Chair, Michael Keller and Mark Jung, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee met four times and four times during the years ended December 31, 2024, and 2023, respectively. Pursuant to its charter, the Audit Committee’s responsibilities include, among other things:

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

Compensation Committee

Our Compensation Committee is currently comprised of Mark Jung, who serves as the Compensation Committee Chair, Kristin Patrick and Michael Keller, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Compensation Committee’s main function is to assist our Board in the discharge of its responsibilities related to the compensation of our executive officers. The Compensation Committee met: (i) seven times, and on three occasions approved resolutions via written consent during the year ended December 31, 2024, and (ii) five times during the year ended December 23, 2023. Pursuant to its charter, the Compensation Committee is primarily responsible for, among other things:

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

Nominating and Governance Committee

Our Nominating and Governance Committee is currently comprised of Michael Keller, who serves as the Nominating and Governance Committee Chair, Kristin Patrick and Jeff Gehl, each of whom are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Nominating and Governance Committee met four times and four times during the years ended December 31, 2024 and 2023, respectively. Pursuant to its charter, the Nominating and Governance Committee is primarily responsible for, among other things:

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

Strategic Committee

Our Strategic Committee was formed on October 1, 2023 and is currently comprised of Mark Jung (Chairman), and Michael Keller and Jeff Gehl, each of which are members of the committee. The Strategic Committee met seven times and three times during the years ended December 31, 2024 and 2023, respectively. Pursuant to its charter, the Strategic Committee is primarily responsible for reviewing and advising on strategies submitted by management relating to financing options, M&A opportunities, and strategic options, among other things.

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

Our Board’s Leadership Structure

The Board is committed to promoting effective, independent governance of the Company. Our board believes it is in the best interests of the stockholders and the Company for the Board to have the flexibility to select the best director to serve as Chair at any given time, regardless of whether that director is an independent director or the Chief Executive Officer. Consequently, we do not have a policy governing whether the roles of Chair and Chief Executive Officer should be separate or combined. This decision is made by our Board, based on the best interests of the Company considering the circumstances at the time.

The Board currently separates the roles of Chief Executive Officer and Executive Chair of the Board. Our Chief Executive Officer, Mr. Edelman, is responsible for setting the strategic direction of the Company and the day-to-day leadership and operation of the Company. Our Executive Chairman, Ms. Hand, provides guidance to the Chief Executive Officer on a daily basis, and sets the agenda for the Board meetings and presides over Board meetings. Ms. Hand possesses in-depth knowledge of the issues, opportunities and risks facing us, as well as our business and our industry. Ms. Hand is best positioned to fulfill the Executive Chair’s responsibility to develop meeting agendas that focus the Board’s time and attention on critical matters and to facilitate constructive dialogue among Board members on strategic issues.

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

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees, and consultants and contractors to the Company, designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A form of the Insider Trading Policy is filed with the SEC as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

2856 Colorado Avenue

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

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended December 31, 2024, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Director Independence

Our Board has determined that the following five of our six directors qualify as independent directors, as determined in accordance with the Listing Rule 5605 of the Nasdaq Stock Market: Messrs. Gehl, Keller, Jung, and Breen, and Ms. Patrick. Nasdaq Listing Rule 5605 includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of such director’s family members have engaged in various types of business dealings with us. In addition, as required by Nasdaq Stock Market listing rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Ms. Hand, our Executive Chair, is a first cousin of Mr. Gehl, a member of our Board. There are no other family relationships among any of our directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We are a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to our “named executive officers,” who are those individuals serving as our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers at December 31, 2024, the end of the last completed fiscal year (the “Named Executive Officers”).

We have identified Ann Hand, Matt Edelman, Clayton Haynes and David Steigelfest, former Chief Platform Officer, Corporate Secretary and member of the Board, as our Named Executive Officers for the year ended December 31, 2024. Our Named Executive Officers for our fiscal year ending December 31, 2025 are subject to change, as we may hire or appoint new executive officers.

For the fiscal years ended December 31, 2024 and 2023, compensation for our Named Executive Officers was as follows:

Name and principal position	Year	Salary ($)	Bonus ($)		Other		Stock Awards ($)(1	Option Awards ($)(1)	Total ($)

Ann Hand	2024	$425,000	$-	(2)	-		$-	$-	$425,000
Executive Chair (4)	2023	$425,000	$206,000	(3)	-		$360,000	$382,000	$1,373,000

Matt Edelman	2024	$330,000	$-	(2)	-		$-	$-	$330,000
Chief Executive Officer, President (5)(4)	2023	$330,000	$114,000	(3)	-		$60,000	$154,000	$658,000

Clayton Haynes	2024	$310,000	$-	(2)	-		$-	$-	$310,000
Chief Financial Officer)	2023	$310,000	$107,000	(3)	-		$60,000	$126,000	$603,000

David Steigelfest	2024	$82,500	$-		$247,500	(6)	$-	-	330,000
Former Chief Platform Officer, Corporate Secretary and Director (6)	2023	$330,000	$114,000		-		$60,000	$103,000	$607,000

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

The applicable amounts included in the table above do not represent the actual value, if any, that may be realized by the Named Executive Officers.

(2)	No bonus compensation was earned in connection with the 2024 executive bonus program approved at the discretion of the Board. Refer to additional compensation disclosures herein.

(3)	Includes executive bonus amounts earned in connection with the 2023 executive bonus program approved at the discretion of the Board.

(4)

Ms. Hand served as the Company’s Chief Executive Officer during the years ended December 31, 2023 and December 31, 2024, until Mr. Edelman’s appointment as Chief Executive Officer on April 1, 2025. Ms. Hand served as the Company’s President during the year ended December 31, 2022 until Mr. Edelman’s appointment as President on January 13, 2023.

(5)	Mr. Edelman served as the Company’s Chief Commercial Officer during the years ended December 31, 2023 and December 31, 2024, and was appointed as Chief Executive Officer on April 1, 2025.

(6)

Mr. Steigelfest served as the Company’s Chief Platform Officer, Corporate Secretary and as a member of the Board until Mr. Steigelfest concluded his tenure as an officer and director of the Company effective April 1, 2024. Pursuant to the terms of Mr. Steigelfest’s employment agreement, Mr. Steigelfest was entitled to a cash payment equal to 12 months of the Mr. Steigelfest’s Base Pay from the date of termination, payable monthly over the period April 2024 through March 2025.

Elements of Compensation

Our executive compensation program consisted of the following components of compensation during the years ended December 31, 2024 and 2023:

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

Executive Bonus

The Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as that executive officer’s contribution towards our business objectives. Bonus amounts depend on the level of achievement of individual performance goals, with a target bonus generally set as a percentage of base salary and based on the achievement of pre-determined milestones.  For the year ended December 31, 2023, each of our Named Executive Officers was awarded a bonus by the Compensation Committee in the amount set forth in the Summary Compensation Table above. For the year ended December 31, 2024, no bonus compensation was earned in connection with the 2024 Executive Bonus Program approved by the Compensation Committee, as a result of not achieving applicable pre-determined milestones for fiscal year 2024.

Equity Incentive Awards

We believe that to attract and retain management, key employees and non-management directors, the compensation paid to these persons should include, in addition to base salary, annual equity incentives. Our Compensation Committee determines the amount and terms of equity-based compensation granted to each individual. In determining whether to grant certain equity awards to our executive officers, the Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as the executive officer’s contribution towards goals of the Company. All equity awards issued to our Named Executive Officers reflected in the table above were issued under our 2014 Plan.

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

On April 1, 2025, Ms. Hand and the Company entered into addendum number one (the “Hand Addendum”) to the Hand employment agreement. The Hand Addendum provides for the following: (i) Ms. Hand will serve as Executive Chair for a term beginning on the April 1, 2025 and concluding on December 31, 2025 (the “Term”); (ii) subject to stockholder approval of the Company’s 2025 Omnibus Stock Incentive Plan (“Plan”), will receive a grant of an option to purchase seven hundred thousand (700,000) shares of Common Stock with an exercise price of $0.245, vesting in full on December 31, 2025, subject to acceleration upon a change of control of a majority of the capital stock of the Company; and (iii) retain an annual salary of $425,000, provided that if Ms. Hand is terminated without cause prior to December 31, 2025, all remaining salary payable for calendar year 2025 shall be accelerated and be paid in full on the effective termination date. All other terms of the original employment agreement by and between the Company and Ms. Hand remain unchanged.

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

Ms. Hand currently serves as the Company’s Executive Chair. Ms. Hand served as Chief Executive Officer and Chairman from June 2015 until March 31, 2025, and served as President from June 2015 until January 13, 2023.

Matt Edelman

On January 5, 2022, we entered into an employment agreement with Mr. Edelman, which provides that Mr. Edelman shall continue to serve as our Chief Commercial Officer. The initial term of the agreement is three years (the “Edelman Initial Term”), and provided that neither party provides 30 days' notice prior to the expiration of the Edelman Initial Term or a Edelman Renewal Term of their intent to allow the agreement to expire and thereby terminate, the agreement shall continue in effect for successive periods of one year (each, a “Edelman Renewal Term”). The employment agreement with Mr. Edelman provides for a base annual salary of $330,000, which amount may be increased annually, at the sole discretion of the Board. Additionally, Mr. Edelman shall be entitled to (i) health insurance for himself and his dependents, for which the Company shall pay 50% of the premiums, (ii) reimbursement for all reasonable business expenses, and (iv) annual variable compensation plan approved by the Board. As additional compensation, Mr. Edelman was issued a grant of 7,500 performance stock units (“PSUs”) (the “Edelman PSUs”), with equal increments of 20% of the Edelman PSUs vesting upon the 60-Day VWAP reaching (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share. Mr. Edelman has been granted the Edelman PSUs in lieu of participating in the equity-grant component, granted pursuant to the Plan, of the Company’s annual executive compensation plan during the Edelman Initial Term.

On January 13, 2023, Mr. Edelman was appointed as President of the Company in addition to his ongoing role as Chief Commercial Officer.

On April 1, 2025, Mr. Edelman and the Company entered into addendum number one (the “Edelman Addendum”) to the Edelman employment agreement. The Edelman Addendum provides for the following: (i) will serve as Chief Executive Officer and President of the Company beginning on April 1, 2025; (ii) will receive an annual salary of $385,000; and (iii) subject to approval of the Plan by the Company’s stockholders, will receive a grant of an option to purchase one million (1,000,000) shares of common stock, with an exercise price of $0.245 and vesting at the rate of 1/48th per month, with such vesting to accelerate upon a change of control of a majority of the capital stock of the Company together with termination without cause. All other terms of the original employment agreement by and between the Company and Mr. Edelman remain unchanged.

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

On April 1, 2025, Mr. Haynes and the Company entered into addendum number one (the “Haynes Addendum”) to the Haynes employment agreement. The Haynes Addendum provides for the following: (i) will receive an annual salary of $325,000; and (ii) subject to approval of the Plan, will receive a grant of an option to purchase three hundred fifty thousand (350,000) shares of common stock, exercisable at $0.245 per share, vesting at the rate of 1/48th per month, with all options to accelerate upon a change of control of a majority of the capital stock of the Company and termination without cause. All other terms of the original employment agreement by and between the Company and Mr. Haynes remain unchanged.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses outstanding equity awards held by each of the Named Executive Officers as of December 31, 2024:

		Option/Warrant Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options/ warrants (#) Exercisable		Number of securities underlying unexercised options/ warrants (#) Unexercisable	Option/ warrant Exercise price($)	Option/ warrant expiration date	Number of shares or units of stock that have not vested(#)		Market value of shares or units of stock that have not vested(#)

Ann Hand	9/7/2023	94,448	(1)	55,552	$9.80	4/27/2033
	4/30/2023						45,000	(5)	$27,788

Matt Edelman	9/7/2023	37,780	(2)	22,220	$9.80	4/27/2033
	4/30/2023						7,500	(6)	$4,631
	6/16/2022						1,084	(4)	$669

Clayton Haynes	9/7/2023	22,040	(3)	12,960	$9.80	4/27/2033
	4/30/2023						7,500	(6)	$4,631
	6/16/2022						833	(4)	$514
David Steigelfest(7)	-	-		-	-	-	-		-

(1)

Effective September 7, 2023, Ms. Hand cancelled certain stock options with original grant dates of June 5, 2015, June 16, 2017, October 31, 2018, February 11, 2020, August 5, 2020, and May 27, 2021, previously granted to Ms. Hand under the Issuer's 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), pursuant to a Board approved exchange. In exchange for the cancelled options, Ms. Hand was granted options to purchase 150,000 shares of the Issuer's common stock under the 2014 Plan, which options vested one-third on September 7, 2023, with the remainder vesting monthly over the thirty-six month period thereafter.

(2)

Effective September 7, 2023, Mr. Edelman cancelled certain stock options with original grant dates of February 11, 2020, August 5, 2020, and May 27, 2021, previously granted to Mr. Edelman under the Issuer's 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), pursuant to a Board approved exchange. In exchange for the cancelled options, Mr. Edelman was granted options, with an effective date of September 7, 2023, to purchase 60,000 shares of the Issuer's common stock under the 2014 Plan, which options vested one-third on September 7, 2023, with the remainder vesting monthly over the thirty-six month period thereafter.

(3)

Effective September 7, 2023, Mr. Haynes cancelled certain stock options with original grant dates of August 5, 2020, and May 27, 2021, previously granted to Mr. Haynes under the Issuer's 2014 Amended and Restated Employee Stock Option and Incentive Plan (the “2014 Plan”), pursuant to a Board approved exchange. In exchange for the cancelled options, Mr. Haynes was granted options, with an effective date of September 7, 2023, to purchase 35,000 shares of the Issuer's common stock under the 2014 Plan, which options vested one-third on September 7, 2023, with the remainder vesting monthly over the thirty-six month period thereafter.

(4)	Represents a grant of 3,250 RSUs granted on June 16, 2022, which vests in three equal annual installments beginning on February 1, 2022.

(5)

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

(6)

On April 30, 2023, the Board approved the cancellation of 7,500 PSUs previously granted to each of Mr. Edelman and Mr. Haynes under the 2014 Plan.  In exchange for the cancelled PSUs, each of Mr. Edelman and Mr. Haynes was granted an award of 7,500 PSUs, with equal increments of 20% vesting upon the 60-Day VWAP reach each of (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share, in each case, as quoted on the Nasdaq Capital Market. The modified PSUs have a five-year term from the date of approval and modification.

(7)

Mr. Steigelfest served as the Company’s Chief Platform Officer, Corporate Secretary and as a member of the Board until Mr. Steigelfest concluded his tenure as an officer and director of the Company effective April 1, 2024. As such, there were not outstanding equity awards held by Mr. Steigelfest as of December 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2014 Plan	358,000	$15.77	128,000
Equity compensation plans not approved by security holders	31,000	49.21	-
Total	389,000	$-	128,000

Stock Option and Incentive Plan

2025 Omnibus Equity Incentive Plan

The 2025 Omnibus Equity Incentive Plan was approved by the Board of Directors on April 8, 2025, and remains subject to stockholder approval at the Annual Meeting. For more information on the 2025 Plan, see Proposal 5.

Amended and Restated 2014 Stock Option and Incentive Plan

The Super League 2014 Stock Option and Incentive Plan (the “2014 Plan”) was approved by the Board of Directors and the stockholders of Super League in October 2014. The 2014 Plan was subsequently amended in May 2015, May 2016, July 2017, October 2018, May 2020, April 2021, June 2022 and September 2023. The 2014 Plan allows grants of stock options, stock awards and performance shares with respect to Common Stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The 2014 Plan provides for both the direct award and sale of shares of Common Stock and for the grant of options to purchase shares of Common Stock. Options granted under the 2014 Plan included non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

The Board of Directors administers the 2014 Plan and determines which eligible individuals may receive option grants or stock issuances under the 2014 Plan, the times when the grants or issuances are to be made, the number of shares of Common Stock subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The maximum number of shares of Common Stock issuable under the 2014 Plan is 750,000 million shares, subject to adjustments for stock splits, stock dividends or other similar changes in our Common Stock or our capital structure. The 2014 Plan expires by its terms on July 1, 2027.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

Option grants to employees, executive officers and non-employee directors are made by the Compensation Committee under the 2014 Plan from time to time, as determined by the Compensation Committee.  We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Non-Executive Director Compensation

On January 31, 2019, and as amended on August 13, 2019, effective July 1, 2019, our Board adopted a director compensation plan for our non-employee directors, the details of which are presented in the table below. We do not provide deferred compensation or retirement plans for non-employee directors.

Schedule of Director Fees

Compensation Element	Cash (1)		Equity (2)
Annual Retainer	$25,000	(3)	$60,000	(4)
Audit Committee Chair	$15,000		$-
Compensation Committee Chair	$10,000		$-
Nominating and Governance Committee Chair	$5,000		$-
Audit and Nominating and Governance Committee Member	$5,000		$-
Compensation Committee Member	$3,500		$-
Strategic Committee Chair	$15,000		$-
Strategic Committee Member	$10,000		$-

(1)	Cash compensation is payable in equal installments on a quarterly basis; provided, however, that no monthly cash retainer will be paid after any termination of service.

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

2024 Summary Table of Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a non-employee director during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Other Compensation ($)	Total ($)

Jeff Gehl (2)	$50,000	$-	$-	$50,000
Mark Jung (3)(4)	$55,000	$-	$90,000	$145,000
Michael Keller (5)	$48,500	$-	$-	$48,500
Kristian Patrick (6)	$28,500	$-	$-	$28,500

(1)

The Company did not hold an annual meeting of the Company’s stockholders during fiscal year 2024, and therefore, there were no grants of RSUs for the Company’s directors in fiscal year 2024. The fiscal year 2024 director RSU grants will occur in connection with the annual shareholder meeting referenced herein, to be held later this year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 27, 2025, we had 11 classes of voting stock outstanding: (i) Common Stock; (ii) Series AA Preferred; (iii) Series AA-3 Preferred; (iv) Series AA-4 Preferred; (v) Series AA-5 Preferred; (vi) Series AAA Preferred; (vii) Series AAA-2 Preferred; (viii) Series AAA Junior Preferred; (ix) Series AAA-2 Junior Preferred; (x) Series AAA-3 Junior Preferred; and (xi) Series AAA-4 Junior Preferred;

The following table sets forth certain information known to us regarding beneficial ownership of our Common Stock and Preferred Stock as of April 27, 2025 for

i.	each of our executive officers and directors individually,

ii.	all of our executive officers and directors as a group, and

iii.

each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

The percentage of beneficial ownership in the tables below is based on 3,639 shares of Series AA Convertible Preferred Stock, 25 shares of Series AA-3 Convertible Preferred Stock, 500 shares of Series AA-4 Convertible Preferred Stock, 50 shares of Series AA-5 Convertible Preferred Stock, 7,345 shares of Series AAA Convertible Preferred Stock, 3,148 shares of Series AAA-2 Convertible Preferred Stock, 352 shares of Series AAA Junior Convertible Preferred Stock, 441 shares of Series AAA-2 Junior Convertible Preferred Stock, 697 shares of Series AAA-3 Junior Convertible Preferred Stock, 399 shares of Series AAA-4 Junior Convertible Preferred Stock, 17,956,984 shares of Common Stock deemed to be outstanding as of April 27, 2025, excluding shares reserved for issuance upon exercise and/or vesting of awards issued under our 2014 Plan.

Beneficial Ownership of Preferred Stock

Name and address of beneficial owner (1)	Shares Beneficially Owned (2)	Percentage of Voting Shares Outstanding

Series AA Preferred
5% Shareholders:
Pioneer Capital Anstalt (3) 510 Madison Ave, Sute 14, New York, NY 10022	1,081	29.7%
The MG 1996 Irrevocable Trust (4) 84 Business Park Dr., Suite 206, Armonk, NY 10504	500	13.7%
Lester Petracca 25 Bonnie Heights Rd., Manhasset, NY 11030	250	6.9%
David Pollack 2467 Brentwood Rd., Beachwood, OH 44122	250	6.9%
Patrick & Grace Barry 26 Slocum Ave., Port Washington, NY 11050	200	5.5%
Directors and Officers:
Michael Keller (5)	250	6.9%

Series AA-3 Preferred
5% Shareholders:
Alma Bonini 8 N. Morgan Ave., Havertown, PA 19083	25	100%

Series AA-4 Preferred
5% Shareholders:
Raymond J. BonAnno (6) 18 Polo Club Dr., Denver, CO 80209	500	100%

Series AA-5 Preferred
5% Shareholders:
SFS Growth Fund LLC (7) 340 Royal Poinciana Way, Palm Beach, FL 33480	50	100%

Series AAA Preferred
5% Shareholders:

The MG 1996 Irrevocable Trust (4) 84 Business Park Dr., Suite 206, Armonk, NY 10504	1,000	13.6%
Raymond J. BonAnno (6) 18 Polo Club Dr., Denver, CO 80209	750	10.2%
Joan L. BonAnno (8) 18 Polo Club Dr., Denver, CO 80209	750	10.2%
Clayton Struve 675 Arbor Lake Dr., Lake Bluff, IL 60044	500	6.8%
MFK Holding LLC (9) 4650 Chase Oak Ct., Zionsville, IN 46077	450	6.1%
Aegis Capital Corp. (10) 106 Central Park South 24A, New York, NY 10019	400	5.5%

Series AAA-2 Preferred
5% Shareholders:
Thomas A. Masci, Jr. 14 Knight Way, Newtown Square, PA 19073	600	19.1%
Souheil Hadddad Ira 400 E Clover Lane, Bloomington , IN 47408	250	7.9%
William Dress 2751 Meadow Hill Ct., Richmond, WA 99352	220	7.0%
Don Quinn 6386 Lakeshore St., West Bloomfield , MI 48323	170	5.4%

Series AAA Junior Preferred
5% Shareholders:
AKS Family Partners, LP(10) 9429 Harding Ave #225, Surfside , FL 33154	182	51.7%
Anthony Barr 3678 Vigilance Drive, Palos Verdes , CA 90275	50	14.2%
Sunil & Sudha Narkar Trust 4944 E Crescent Drive, Anaheim , CA 92807	25	7.1%
Mara Roth 230 Central Park West Apt 10A, New York , NY 10024	25	7.1%

Series AAA-2 Junior Preferred
5% Shareholders:
Pioneer Capital Anstalt (3) C/o Lh Financial Services. Corp., 510 Madison Ave., 14th Floor New York , NY 10022	300	68%
Andrew and Kristine Sherrill 1220 East Maple Avenue, El Segundo , CA 90245	50	11%
Martin Burger 21 E. 61st St. Apt 4E, New York , NY 10065	25	6%

Series AAA-3 Junior Preferred
5% Shareholders:
Pamlico Shoals Capital, LLC (11) Po Box 669, New Albany , OH 43054	262	38%
AKS Family Partners, LP (10) 9429 Harding Ave #225, Surfside , FL 33154	100	14%
Anthony G. Barr 3678 Vigilance Dr., Rancho Pls Vds , CA 92075	50	7%
Isagen LLC (12) One Broadcast Plaza #300, Merrick , NY 11566	50	7%
Sunil and Sadha Narkar Trust 4944 E Crescent Drive, Anaheim , CA 92807	50%
Branden and Amena Mebane Family Trust 5142 Encino Ave., Encino , CA 91315	50	7%

Series AAA-4 Junior Preferred
5% Shareholders:
Pamlico Shoals Targeted Opportunities Fund, LP (11) Po Box 669, New Albany , OH 43054	300	75%
Albermarle Shoals Fund, LLC (13) Po Box 669, New Albany , OH 43054	99	25%

(1)	Each of the Company’s Named Executive Officers and directors who do not hold shares of Preferred Stock are excluded from this table.
(2)	Based on corporate records of the Issuer.

(3)	As Director of Pioneer Capital Anstalt, Nicola Feuerstein may be deemed to be the beneficial owner of the securities reported herein.
(4)	As Trustee of the MG 1996 Irrevocable Trust, Stephen Bolduc may be deemed to be the beneficial owner of the securities reported herein.
(5)

Shares reported herein held by the Michael R. Keller Trust. As Trustee of the Michael R. Keller Trust, Michael Keller, a member of the Company’s Board of Directors, may be deemed to be the beneficial owner of the securities reported herein. The business address of each of the executive officers and directors of the Company is 11440 W. Bernardo Court, Suite 300, San Diego, California 92127.

(6)

Shares reported herein held by the Raymond J. BonAnno Trust U/A dtd 12.05.2002. As Trustee of the Raymond J. BonAnno Trust U/A dtd 12.05.2002, Raymond J. BonAnno may be deemed to be the beneficial owner of the securities reported herein.

(7)	As Managing Member of SFS Growth Fund LLC, Spencer Segura may be deemed to be the beneficial owners of the securities reported herein.
(8)

Shares reported herein held by the Joan L. BonAnno Trust U/A dtd 12.05.2002. As Trustee of the Raymond J. BonAnno Trust U/A dtd 12.05.2002, Joan L.BonAnno may be deemed to be the beneficial owner of the securities reported herein.

(9)	As Manager of MFK Holding LLC, Mary Kay Fagin may be deemed to be the beneficial owner of the securities reported herein.
(10)	Adam Stern may be deemed to be the beneficial owner of the securities reported herein.
(11)

As a Managing Member of the General Partner of Pamlico Shoals Targeted Opportunities Fund, LP, and as President and Sole Member of the Manager of Pamlico Shoals Capital LLC, Michael Layman may be deemed to be the beneficial owner of the securities reported herein.

(12)	As sole member of Isagen, LLC, Robert Eide may be deemed to have beneficial ownership with respect to the shares being registered herein.
(13)	As President of Albermarle Shoals Fund, LLC, Michael Layman may be deemed to be the beneficial owner of the securities reported herein.

Beneficial Ownership of Common Stock

Name, address and title of beneficial owner (1)	Shares of Common Stock	Total Number of Shares Subject to Exercisable Derivative Securities	Total Number of Shares Beneficially Owned		Percentage of Voting Common Stock Outstanding (2)

Named Executive Officers and Directors:
Ann Hand	21,010	108,338	129,348	(3)	*
Executive Chair
Matt Edelman	6,576	43,335	49,911	(5)	*
Chief Executive Officer and President
Clayton Haynes	4,063	26,395	30,458	(4)	*
Chief Financial Officer
Bant Breen
Director
Jeff Gehl	18,3574	833	184,407	(6)	1.0%
Director
Kristin Patrick	32,740	-	32,740	(7)	*
Director
Michael Keller	32,740	-	32,740	(8)	*
Director
Mark Jung	32,507	-	32,507	(9)	*
Director
Executive Officers and Directors as a Group (7 persons)	313,210	178,901	492,111		2.74%

5% Shareholders:
Infinite Reality, Inc. 50 Washington St, Suite 402 Norwalk, CT 06854-2710	1,236,364		1,236,364		6.9%
Tasso Partners, LLC(10) P.O. Box 503 Rumson, NJ 07760	1,410,950	-	1,410,950		7.9%

* Less than 1.0%

(1)	Unless otherwise indicated, the business address for each of the executive officers and directors is c/o Super League Enterprise, Inc., 2856 Colorado Avenue, Santa Monica, CA 90404.
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

(3)

Includes 5,556 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 27, 2025. Excludes 45,000 PSUs that will not be vested within 60 days of April 27, 2025.

(4)	Includes 1,296 shares issuable upon conversion of stock options exercisable within 60 days of April 27, 2025. Excludes 833 RSUs and 7,500 PSUs that will not be vested within 60 days of April 27, 2025.
(5)

Includes (i) 2,222 shares issuable upon conversion of stock options exercisable within 60 days of April 27, 2025, and (ii) 625 shares of Common Stock held by 3MB Associates, LLC. Excludes 1,083 RSUs and 7,500 PSUs that will not be vested within 60 days of April 27, 2025.

(6)

Includes (i) 1,250 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 27, 2025 held directly, (ii) 3,845 shares of Common Stock held by BigBoy Investment Partnership, LLC, (iv) and 1,226 shares of Common Stock held by BigBoy, LLC. Mr. Gehl is the Managing Member of BigBoy Investment Partnership and BigBoy, LLC, and, therefore, may be deemed to beneficially own these shares. The business address for BigBoy Investment Partnership and BigBoy, LLC is 111 Bayside Dr., Suite 270, Newport Beach, CA 92625. Includes 27,027 RSUs that will vest within 60 days of April 27, 2025.

(7)	Includes 27,027 RSUs that will vest within 60 days of April 27, 2025.
(8)

Includes (i) 9,065 shares of Common Stock held by the Michael R. Keller Trust, (ii) 142 shares of Common Stock, and (iii) 142 shares of Common Stock held by the Keller 2004 IRR Trust FBO Charles. Includes 27,027 RSUs that will vest within 60 days of April 27, 2025.

(9)	Includes 5,980 shares of Common Stock held in the Reporting Person’s IRA account. Includes 27,027 RSUs that will vest within 60 days of April 27, 2025.
(10)	As Trustee of the GCL Family Trust, Manager of Tasso Capital LLC, the Manager of Tasso Partners LLC, Dana Carrera may be deemed to be the beneficial owner of the securities reported herein.

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

On November 19, 2024 (the “Effective Date”), the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with a non-employee member of the board directors of the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Company issued to the Purchaser an Unsecured Promissory Note (the “Note”) in the amount of $1,500,000 (the “Principal”), for which the Note (i) matures on the date that is 12 months from the Effective Date (the “Maturity Date”), (ii) may be pre-paid at any time by the Company without penalty, and (iii) accrues interest on the Principal at a rate of 40% simple interest per annum (the “Interest”). The Interest is payable in two equal increments of 20% of the Principal (each, an “Interest Payment”, and collectively, the “Interest Payments”), with the first Interest Payment being due on the date that is six months from the Effective Date, and the second Interest Payment being due on Maturity Date. In the event of a prepayment of the Note by the Company, the Interest Payments will be pro-rated for the period the Note is outstanding.

The Note also provides for: (i) standard events of default, including (a) any default in the payment of the principal or Interest on their respective due dates, (b) the occurrence of a Bankruptcy Event (as defined in the Note), or (c) the Company commits any material breach or default of any material provision of the Note, if not cured within 20 days following the written notice from the Purchaser specifying in reasonable detail such breach or default (sections (a) through (c), the “Events of Default”); and (ii) customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Upon the occurrence of an Event of Default, the Note will bear interest at the default interest rate of 45% per annum, and upon Holder’s written notice to the Company, all payments of Principal and Interest will become immediately due and payable.

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

Director Independence

Our Board has determined that the following five of our six directors qualify as independent directors, as determined in accordance with the Listing Rule 5605 of the Nasdaq Stock Market: Messrs. Breen, Gehl, Keller and Jung, and Ms. Patrick. Nasdaq Listing Rule 5605 includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq Stock Market listing rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Ms. Hand, our Executive Chair, is a first cousin of Mr. Gehl, a member of our Board. There are no other family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Withum Smith + Brown PC (“Withum”) served as the Company’s independent registered public accounting firm for the years ending December 31, 2023 and 2024. The Board may terminate the appointment of Withum as the Company’s independent registered public accounting firm without the approval of the Company’s stockholders whenever the Board deems such termination necessary or appropriate.

On June 8, 2023, Baker Tilly US, LLP (“Baker Tilly”) informed the Company and the Audit Committee of the Company that Baker Tilly would not be able to stand for re-election as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023. On July 14, 2023, the Board appointed Withum Smith + Brown PC (“Withum”) as the Company’s independent registered public accounting firm for the year ending December 31, 2023.

During the fiscal years ended December 31, 2023 and 2024 and the subsequent interim period through the date of this Annual Report, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Regulation S-K”) and the related instructions thereto, with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baker Tilly, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

Audit Fees

The following table presents fees billed by Withum for professional services rendered for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit fees (1)	$327,250	$282,520
Audit related fees (2)	30,000	15,600
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$357,250	$298,120

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

(3)	Tax fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above. No such fees were billed by WithumSmith+Brown, PC for 2024.

Auditor Independence

Our Audit Committee and our full Board of Directors considered that the work done for us in the year ended December 31, 2024 and 2023, by WithumSmith+Brown, PC, was compatible with maintaining WithumSmith+Brown, PC independence.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Except as described above, there have been no changes in or disagreements with accountants on accounting and financial disclosure.

Auditor Independence

Our Audit Committee and our full Board of Directors considered that the work done for us by WithumSmith+Brown, PC during the years ended December 31, 2023 and 2024 was compatible with maintaining WithumSmith+Brown, PC independence.

Our Audit Committee and our full Board of Directors considered that the work done for us by Baker Tilly during the year ended December 31, 2023 was compatible with maintaining Baker Tilly independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Enterprise, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Enterprise, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.3	Asset Purchase Agreement, dated October 4, 2021, among Super League Enterprise, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
2.4	Asset Purchase Agreement, by and between Super League Gaming, Inc., and Melon, Inc., dated May 4, 2023	Exhibit 2.3 to the Current Report on Form 8-K, filed on May 9, 2023.
3.1	Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated November 19, 2018.	Exhibit 3.1 to the Registration Statement, filed on January 4, 2019.
3.2	Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019.
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement , filed on February 12, 2019.
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated July 24, 2020.	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 24, 2020.
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock	Exhibit 3.5 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock	Exhibit 3.6 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series A-3 Preferred Stock	Exhibit 3.7 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.8	Certificate of Designation of Preferences, Rights and Limitations of the Series A-4 Preferred Stock	Exhibit 3.8 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.9	Certificate of Designation of Preferences, Rights and Limitations of the Series A-5 Preferred Stock	Exhibit 3.9 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on April 25, 2023
3.11	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.11 to the Annual Report on Form 10-K, filed April 15, 2024
3.12	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on May 4, 2023
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K/A, filed on May 9, 2023, as amended on May 10, 2023.
3.14	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 2, 2023
3.15	Certificate of Amendment to Super League Gaming, Inc.’s Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.2 to the Current Report on Form 8-K, filed on June 2, 2023
3.16	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as Amended, of Super League Gaming, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 8, 2023.
3.17	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 6, 2023
3.18	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 22, 2023

3.19	Amendment to the Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 10, 2024.
3.20	Certificate of Designation of Preferences Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 2, 2024.
3.21	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 16, 2024
3.22	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-3 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 23, 2024
3.23	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K, filed on September 23, 2024
3.24	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Preferred Stock	Exhibit 3.3 to the Current Report on Form 8-K, filed on September 23, 2024
3.25	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-4 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed October 1, 2024
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement, filed on February 12, 2019.
4.2	Form of Registration Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1 , filed on January 4, 2019.
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019.
4.7	Form of May 2022 Convertible Promissory Note	Exhibit 10.2 to the Current Report on Form 8-K, filed May 16, 2022.
4.8	Form of Placement Agent Warrant	Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
4.9	Form of Placement Agent Warrants	Exhibit 10.3 to the Current Report on Form 8-K, filed on April 25, 2023
4.10	Form of Pre-Funded Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on August 24, 2023
4.11	Form of Placement Agent Warrants	Exhibit 10.5 to the Current Report on Form 8-K filed on December 6, 2023
4.12	Unsecured Promissory Note, dated August 1, 2024, issued to Sam Drozdov by Super League Enterprise, Inc.	Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.13	Unsecured Promissory Note, dated August 1, 2024, issued to Bloxbiz Co. by Super League Enterprise, Inc.	Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.14	Unsecured Promissory Note, dated August 1, 2024, issued to Ben Khakshoor by Super League Enterprise, Inc.	Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.15	Form of Unsecured Promissory Note, dated November 19, 2024	Exhibit 4.1 to the Current Report on Form 8-K filed on February 14, 2025
4.16	Confessed Judgment Secured Promissory Note, dated February 10, 2025, issued to Agile Capital Funding, LLC, by Super League Enterprise, Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2024
4.17*	Form of 2025 Unsecured Convertible Promissory Note to be issued to Belleau Wood Capital, LP, or its assigns
4.18*	Convertible Promissory Note, dated March 26, 2025, issued by Super League Enterprise, Inc., to 1800 Diagonal Lending LLC, or its registered assigns

10.1†	Super League Enterprise, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement , filed on January 4, 2019.
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement , filed on January 4, 2019.
10.3	Subscription Agreement, among Nth Games, Inc. and certain accredited investors.	Exhibit 10.3 to the Registration Statement , filed on January 4, 2019.
10.4	Subscription Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.4 to the Registration Statement, filed on January 4, 2019.
10.5	Form of Theater Agreement, filed herewith.	Exhibit 10.5 to the Registration Statement , filed on January 4, 2019.
10.6	Lease between Super League Enterprise, Inc. and Roberts Business Park Santa Monica LLC, dated June 1, 2016.	Exhibit 10.6 to the Registration Statement, filed on January 4, 2019.
10.7+	License Agreement between Super League Enterprise, Inc. and Riot Games, Inc., dated June 22, 2016.	Exhibit 10.7 to the Registration Statement , filed on January 4, 2019.
10.8+	Amended and Restated License Agreement between Super League Enterprise, Inc. and Mojang AB, dated August 1, 2016.	Exhibit 10.8 to the Registration Statement , filed on January 4, 2019.
10.9+	Master Agreement between Super League Enterprise, Inc. and Viacom Media Networks, dated June 9, 2017.	Exhibit 10.9 to the Registration Statement, filed on January 4, 2019.
10.10	Form of Common Stock Purchase Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.10 to the Registration Statement , filed on January 4, 2019.
10.11	Form of Investors’ Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.11 to the Registration Statement, filed on January 4, 2019.
10.12†	Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated June 16, 2017.	Exhibit 10.12 to the Registration Statement , filed on January 4, 2019.
10.13†	Employment Agreement, between Super League Enterprise, Inc. and David Steigelfest, dated October 31, 2017.	Exhibit 10.13 to the Registration Statement, filed on January 4, 2019.
10.14	Riot Games, Inc. Extension Letter, dated November 21, 2017.	Exhibit 10.14 to the Registration Statement, filed on January 4, 2019.
10.15	Form of Note Purchase Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.15 to the Registration Statement , filed on January 4, 2019.
10.16	Form of Security Agreement, between Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.16 to the Registration Statement, filed on January 4, 2019.
10.17	Form of Intercreditor and Collateral Agent Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.17 to the Registration Statement , filed on January 4, 2019.
10.18	Form of Investors’ Rights Agreement (9% Secured Convertible Promissory Notes), among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 10.18 to the Registration Statement , filed on January 4, 2019.
10.19	Master Service Agreement and Initial Statement of Work between Super League Enterprise, Inc. and Logitech Inc., dated March 1, 2018.	Exhibit 10.19 to the Registration Statement , filed on January 4, 2019.
10.20	Asset Purchase Agreement, between Super League Enterprise, Inc. and Minehut, dated June 22, 2018.	Exhibit 10.20 to the Registration Statement, filed on January 4, 2019.
10.21†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement , filed on January 4, 2019.
10.22†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and David Steigelfest, dated November 1, 2018.	Exhibit 10.22 to the Registration Statement, filed on January 4, 2019.
10.23†	Employment Agreement, between Super League Enterprise, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019.
10.24†	Employment Agreement, between Super League Enterprise, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement , filed on January 4, 2019.
10.25++	Commercial Partnership Agreement between Super League Enterprise, Inc., and ggCircuit, LLC, dated September 23, 2019.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 14, 2019.

10.26	Form of Registration Rights Agreement, dated March 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 11, 2021.
10.27	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.28	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.29	Equity Distribution Agreement, dated as of September 3, 2021, by and between Super League Enterprise, Inc. and Maxim Group LLC.	Exhibit 1.3 to the Company’s Registration Statement on Form S-3 (File No. 333-259347, filed September 7, 2021.
10.30	Share Purchase Agreement, by and between Super League Enterprise, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.31†	Executive Employment Agreement between Super League Gaming, Inc., and Ann Hand, dated January 5, 2022	Exhibit 10.1 to the Current Report on Form 8-K filed January 7, 2022.
10.32†	Executive Employment Agreement between Super League Gaming, Inc., and Clayton Haynes, dated January 5, 2022	Exhibit 10.2 to the Current Report on Form 8-K filed January 7, 2022.
10.33†	Executive Employment Agreement between Super League Gaming, Inc., and David Steigelfest, dated January 5, 2022	Exhibit 10.3 to the Current Report on Form 8-K filed January 7, 2022.
10.34†	Executive Employment Agreement between Super League Gaming, Inc., and Matt Edelman, dated January 5, 2022	Exhibit 10.4 to the Current Report on Form 8-K filed January 7, 2022.
10.35†	Executive Employment Agreement between Super League Gaming, Inc., and Michael Wann, dated January 5, 2022	Exhibit 10.5 to the Current Report on Form 8-K filed January 7, 2022.
10.36	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Enterprise, Inc. and Tumim Stone Capital LLC	Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022.
10.37	Securities Purchase Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.1 to the Current Report on Form 8-K, filed May 16, 2022.
10.38	Registration Rights Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.3 to the Current Report on Form 8-K, filed May 16, 2022.
10.39†	Transition Letter Agreement dated January 13, 2023, between Super League Gaming, Inc. and Mike Wann.	Exhibit 10.1 to the Current Report on Form 8-K, filed January 20, 2023.
10.40	Form of Placement Agency Agreement	Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.41	Form of Series A Subscription Agreement	Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.42	Form of Registration Rights Agreement	Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.43	Form of Series AA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 25, 2023
10.44	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K, filed on April 25, 2023
10.45	Placement Agency Agreement by and between Aegis Capital Corp. and Super League Gaming, Inc., dated March 24, 2023.	Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2023
10.46	Underwriting Agreement, dated August 21, 2023, between Super League Gaming, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 24, 2023
10.47	Warrant Agency Agreement, dated August 23, 2023, between Super League Gaming, Inc and Direct Transfer, LLC	Exhibit 4.2 to the Current Report on Form 8-K filed on August 24, 2023
10.48	Form of Series AAA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023
10.49	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023
10.50	Form of Series A Exchange Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 6, 2023

10.51	Form of Series AA Exchange Agreement	Exhibit 10.4 to the Current Report on Form 8-K filed on December 6, 2023
10.52	Financing and Security Agreement, effective December 17, 2023, by and among Super League Enterprise, Inc., Mobcrush Streaming, Inc., InPVP, LLC and SLR Digital Finance, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2023
10.53	Placement Agency Agreement, dated November 6, 2023, between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2023
10.54	Mutual General Release and Settlement Agreement by and between 3i, LP, Nomis Bay Ltd. and BPY Limited and Super League Enterprise, Inc., dated March 12, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2024
10.55	Asset Purchase Agreement by and between Super League Enterprise, Inc. and GamerSafer, Inc.	Exhibit 10.55 to the Annual Report on Form 10-K filed on April 15, 2024
10.56	Form of Series AAA Junior Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2024.
10.57++	Form of Registration Rights Agreement++	Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2024.
10.58	Placement Agency Agreement, dated June 3, 2024, by and between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2024.
10.59	Form of Placement Agent Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on July 16, 2024
10.60++	Form of Series AAA-4 Junior Subscription Agreement ++	Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2024.
10.61 ++	Form of Registration Rights Agreement ++	Exhibit 10.2 to the Current Report on Form 8-K filed on September 23, 2024.
10.62++	Form of Investor Warrant ++	Exhibit 10.3 to the Current Report on Form 8-K filed on September 23, 2024.
10.63	Form of Placement Agent Warrant	Exhibit 10.4 to the Current Report on Form 8-K filed on September 23, 2024.
10.64	Binding Term Sheet, dated September 30, 2024, between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2024.
10.65	Equity Exchange Agreement, dated September 30, 2024, by and between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2024.
10.66	Form of Securities Purchase Agreement, dated October 24, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2024.
10.67	Amended and Restated Equity Exchange Agreement, dated October 29, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on October 29, 2024.
10.68	Form of Indemnification Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2024.
10.69	Form of Note Purchase Agreement, dated November 19, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2024
10.70	Business Loan and Security Agreement, dated February 10, 2025, between Super League Enterprise, Inc. and Agile Capital Funding, LLC++	Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2025
10.71	Equity Purchase Agreement, dated February 14, 2025, between Super League Enterprise, Inc. and Hudson Global Ventures, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2025
10.72	Registration Rights Agreement, dated February 14, 2025, between Super League Enterprise, Inc., and Hudson Global Ventures, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2025
10.73*	Securities Purchase Agreement, dated March 26, 2025, by and between Super League Enterprise, Inc., and 1800 Diagonal Lending, LLC

10.74*	Note Purchase Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc. and Belleau Wood Capital, LP++
10.75*	Consulting Agreement, dated June 13, 2023, between Super League Enterprise, Inc., and Diamond Shoals, LLC
10.76*	Amended and Restated Consulting Agreement, effective as of October 6, 2023, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC
10.77*	Amended Consulting Agreement, dated August 1, 2024, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC
10.78*	Amended and Restated Consulting Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC
10.79	Addendum No. 1 to the Executive Employment Agreement between the Company and Matthew Edelman, dated April 1, 2025	Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2025
10.80	Addendum No. 1 to the Executive Employment Agreement between the Company and Ann Hand, dated April 1, 2025	Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2025
10.81	Addendum No. 1 to the Executive Employment Agreement between the Company and Clayton Haynes, dated April 1, 2025	Exhibit 10.3 to the Current Report on Form 8-K filed on April 3, 2025
14.1	Super League Enterprise, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement, filed on January 4, 2019.
19.1*	Super League Enterprise, Inc. Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1	Super League Enterprise, Inc. Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K filed on April 15, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed with the original Annual Report on Form 10-K filed with the SEC on March 31, 2025.
**	Furnished with the original Annual Report on Form 10-K filed with the SEC on March 31, 2025.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

SUPER LEAGUE ENTERPRISE, INC.

Date: April 30, 2025	By:	/s/ Matthew Edelman
Matthew Edelman
Chief Executive Officer (Principal Executive Officer)