Form 10-Q
period 2025-03-31
Super League Enterprise, Inc.
filed 2025-05-15
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from           to

Commission File Number 001-38819

SUPER LEAGUE ENTERPRISE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	47-1990734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2450 Colorado Ave., Suite 100E

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLE	NASDAQ Capital Market

As of May 11, 2025, there were 18,448,162 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$747,000	$1,310,000
Accounts receivable, net	2,568,000	3,766,000
Prepaid expense and other current assets	958,000	677,000
Total current assets	4,273,000	5,753,000
Property and equipment, net	18,000	24,000
Intangible assets, net	3,629,000	4,070,000
Goodwill	1,864,000	1,864,000
Total assets	$9,784,000	$11,711,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,373,000	$5,282,000
Accrued contingent consideration	124,000	138,000
Promissory note - contingent consideration	1,727,000	1,735,000
Contract liabilities	633,000	50,000
Secured loan – SLR Facility	146,000	24,000
Promissory notes payable and accrued interest	3,049,000	1,707,000
Promissory notes payable and accrued interest – related party	1,813,000	1,509,000
Total current liabilities	12,865,000	10,445,000
Deferred taxes	161,000	161,000
Warrant liability	219,000	935,000
Total liabilities	13,245,000	11,541,000

Commitments and Contingencies (Note 7)

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 16,669 and 17,499 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 17,829,495 and 16,224,371 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	95,000	94,000
Additional paid-in capital	270,710,000	270,111,000
Accumulated deficit	(274,266,000)	(270,035,000)
Total stockholders’ (deficit) equity	(3,461,000)	170,000
Total liabilities and stockholders’ (deficit) equity	$9,784,000	$11,711,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2025	2024

REVENUE	$2,718,000	$4,209,000

COST OF REVENUE	1,522,000	2,477,000

GROSS PROFIT	1,196,000	1,732,000

OPERATING (INCOME) EXPENSE
Selling, marketing and advertising	2,392,000	2,277,000
Engineering, technology and development	929,000	1,699,000
General and administrative	1,520,000	2,102,000
Contingent consideration	(14,000)	259,000
Total operating expense	4,827,000	6,337,000

NET OPERATING LOSS	(3,631,000)	(4,605,000)

OTHER INCOME (EXPENSE)
Gain on sale of intangible assets	243,000	144,000
Change in fair value of warrant liability	717,000	(761,000)
Interest expense, including change in fair value of debt accounted for at fair value	(1,402,000)	(18,000)
Other income (expense), net	(157,000)	(20,000)
Total other income (expense)	(599,000)	(655,000)

Loss before provision for income taxes	(4,230,000)	(5,260,000)

Provision for income taxes	-	-

NET LOSS	$(4,230,000)	$(5,260,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted net loss per common share	$(0.25)	$(1.00)
Weighted-average number of common shares outstanding, basic and diluted	16,953,860	5,240,755

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2025	2024
Preferred stock (Shares):
Balance, beginning of period	17,499	23,656
Conversion of Series A preferred stock to common stock	(780)	(475)
Conversion of Series AA preferred stock to common stock	-	(263)
Conversion of Series AAA preferred stock to common stock	(50)	(840)
Balance, end of period	16,669	22,078

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-
Conversion of Series A preferred stock to common stock	-	-
Conversion of Series AA preferred stock to common stock	-	-
Conversion of Series AAA preferred stock to common stock	-	-
Balance, end of period	$-	$-

Common stock (Shares):
Balance, beginning of period	16,224,371	4,774,116
Common stock issued in connection with ELOC	717,054	-
Commitment Shares – ELOC	300,000
Common stock issued in connection with Super Biz Note	262,501	-
Preferred stock dividends paid – common stock	2,165	2,166
Conversion of Series A preferred stock	70,324	45,587
Conversion of Series AA preferred stock	-	139,452
Conversion of Series AAA preferred stock	29,868	501,803
Stock-based compensation	223,212	19,788
Issuance of common stock in settlement of legal matter	-	500,000
Balance, end of period	17,829,495	5,982,912

Common stock (Amount):
Balance, beginning of period	$94,000	$81,000
Conversion of Series A, AA and AAA preferred stock	-	1,000
Preferred stock dividends paid – common stock	-	-
Common stock issued in connection with ELOC, including commitment shares	1,000	-
Common stock issued for Super Biz Note	-	-
Issuance of common stock in settlement of legal matter	-	1,000
Balance, end of period	$95,000	$83,000

Additional paid-in-capital:
Balance, beginning of period	$270,111,000	$258,923,000
Preferred stock dividends paid – common stock	1,000	4,000
Preferred stock conversions	-	-
Common stock issued in connection with ELOC	231,000	-
Commitment Shares – ELOC, net	138,000
Stock-based compensation	229,000	332,000
Issuance of common stock and incremental fair value in connection with modifications to certain existing AIRs in settlement of legal matters	-	924,000
Balance, end of period	$270,710,000	$260,183,000

Accumulated Deficit:
Balance, beginning of period	$(270,035,000)	$(249,014,000)
Preferred stock dividends – common stock	(1,000)	(4,000)
Net Loss	(4,230,000)	(5,260,000)
Balance, end of period	$(274,266,000)	$(254,278,000)
Total stockholders’ (deficit) equity	$(3,461,000)	$5,988,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,230,000)	$(5,260,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547,000	700,000
Stock-based compensation	284,000	332,000
Change in fair value of warrant liability	(717,000)	761,000
Change in fair value of contingent consideration	(59,000)	116,000
Change in fair value of debt	495,000	-
Gain on sale of intangible assets	(243,000)	(144,000)
Fair value of noncash legal settlement and other noncash charges	-	164,000
Changes in operating assets and liabilities:
Accounts receivable	1,198,000	2,048,000
Prepaid expense and other current assets	(352,000)	(48,000)
Accounts payable and accrued expense	107,000	(2,548,000)
Accrued contingent consideration	-	142,000
Contract liabilities	583,000	(6,000)
Accrued interest on note payable	184,000	-
Net cash used in operating activities	(2,203,000)	(3,743,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Minehut Assets	383,000	-
Capitalization of software development costs	(100,000)	(125,000)
Net cash provided by (used in) investing activities	283,000	(125,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	231,000	-
Proceeds from notes payable, net of debt issuance costs	3,079,000	-
Payments on notes payable	(2,075,000)	-
Advances from accounts receivable facility	259,000	371,000
Payments on accounts receivable facility	(137,000)	(801,000)
Net cash provided by/(used in) financing activities	1,357,000	(430,000)

NET DECREASE IN CASH	(563,000)	(4,298,000)
Cash and Cash Equivalents – beginning of period	1,310,000	7,609,000
Cash and Cash Equivalents – end of period	$747,000	$3,311,000

SUPPLEMENTAL NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with legal settlement	$-	$924,000
Commitment shares issued in connection with ELOC	159,000	-
Common stock issued in connection with Super Biz Note	336,000	-

Cash paid for interest	801,000	18,000

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

We generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, and digital collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party content. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015, and to Super League Enterprise, Inc. on September 11, 2023.

All references to “Note,” followed by a number reference from one to eight herein, refer to the applicable corresponding numbered footnotes to these consolidated financial statements.

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

Nasdaq Deficiency Notices

On January 2, 2025, we received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). On January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complies with Listing Rule 5620(a) (the “Annual Meeting Rule”) since it did not hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2023.  On April 7, 2025, the Company received a letter (the “Stockholder Deficiency Letter”) from Nasdaq, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). The Stockholder Deficiency Letter also indicated that the Company does not meet the alternative compliance standards of market value of listed securities or net income from continuing operations. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, reporting the stockholders’ equity of $170,000.

The Company intends to monitor the closing bid price of its Common Stock. To regain compliance with Nasdaq Listing Rule 5550(a)(2), the closing bid price of the Company's Common Stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from January 2, 2025 to July 1, 2025. If the Company does not regain compliance with the minimum bid price requirement by July 1, 2025, Nasdaq may grant the Company a second 180-day period to regain compliance. To qualify for this additional 180-day compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. To regain compliance with the Annual Meeting Rule, the Company prepared and submitted a plan of compliance (due within 45 calendar days from receipt of the formal notice) to Nasdaq of which we are awaiting a response from Nasdaq. There is no guaranty that Nasdaq will accept our plan of compliance. To regain compliance with the Stockholders’ Equity Requirement, the Company intends to prepare and submit a plan of compliance (due within 45 calendar days from receipt of the formal notice) to Nasdaq as necessary.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, filed with the SEC on March 31, 2025.

The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of March 31, 2025, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications to operating expense line have been made to prior year amounts for consistency and comparability with the current year’s condensed consolidated financial statement presentation. These reclassifications had no effect on the reported total revenue, operating expense, total assets, total liabilities, total stockholders’ (deficit) equity, or net loss for the prior periods presented.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses as reported in the accompanying condensed consolidated statements of operations for the periods presented, and had an accumulated deficit of $274.3 million as of March 31, 2025. For the three months ended March 31, 2025 and 2024, net cash used in operating activities totaled $2.2 million and $3.7 million, respectively.

The Company had cash and cash equivalents of $0.7 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively.

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

The Company considers historical operating results, costs, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period. Management’s considerations assume, among other things, that the Company will continue to be successful implementing its business strategy, that there will be no material adverse developments in the business, liquidity or capital requirements, and the Company will be able to raise additional equity and / or debt financing on acceptable terms. If one or more of these factors do not occur as expected, it could cause a reduction or delay of the Company’s business activities, sales of material assets, default on its obligations, or forced insolvency. The accompanying condensed consolidated financial statements do not contain any adjustments which might be necessary if the Company were unable to continue as a going concern. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Entry into Financing Agreements

Agile II Promissory Note. On February 10, 2025, the Company entered into a Business Loan and Security Agreement, with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC (“Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”) as described at Note 12. $1.5 million of the Agile II Note was used to repay the remaining balance under the Agile Note (as defined below), with net proceeds to the Company of approximately $875,000. Refer to Note 5 below.

1800 Diagonal Lending, LLC Securities Purchase Agreement. On March 26, 2025, the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assignees (“Diagonal”) entered into a Securities Purchase Agreement (the “Diagonal Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal Note”) in the principal amount of $300,000 (the “Diagonal Principal”), for which the Diagonal Note, among other things, (a) matures on December 30, 2025, (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued until the principal and interest becomes due and payable, and (c) begins to accrue interest on the Diagonal Issuance Date but shall not be payable until the Diagonal Note becomes payable. Refer to Note 12 below.

Belleau Note Purchase Agreement. On March 28, 2025, the Company entered into a note purchase agreement with Belleau Wood Capital, LP, or its assignees (“Belleau”). Pursuant to the note purchase agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000. The consummation of the sale of the initial Belleau Note was consummated on March 27, 2025, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes will occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025.   Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note; (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum. Refer to Note 5 below.

Entry into Equity Purchase Agreement

On February 14, 2025, the Company entered into an equity purchase agreement with Hudson Global Ventures, LLC. Pursuant to the Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares of the Company’s common stock, from time to time during the term of the equity purchase agreement, subject to certain limitations and conditions (the “Hudson Offering,” or “ELOC”), as described at Note 6. The Company intends to use the net proceeds, if any, from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Equity Financing

On May 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), relating to the Company’s public offering (the “Offering”) of 5,117,647 shares (the “Shares”) of its common stock, par value $0.001 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“Option”) to purchase an additional 767,647 shares of Common Stock (the “Option Securities”, and together with the Shares, the “Securities”). On May 12, 2025, the Company issued the Firm Securities and closed the Offering at a public price of $0.17 per share, for net proceeds to the Company of approximately $700,400 after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. On May 14, 2025, the Underwriter partially exercised its Option and purchased an additional 617,647 shares of Common Stock at a price of $0.17 per share, before deducting underwriting discounts. The issuance by the Company of the Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

Revenue Recognition

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services and when the customer obtains control of the goods or services. In this regard, revenue is recognized when: (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations; (ii) the entity can identify each party’s rights regarding the goods or services to be transferred; (iii) the entity can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Revenue was comprised of the following for the three months ended March 31:

	2025	2024
	(Unaudited)	(Unaudited)
Media and advertising	$1,272,000	$1,365,000
Publishing and content studio	1,267,000	2,538,000
Direct to consumer	179,000	306,000
	$2,718,000	$4,209,000

Revenue Recognition:
Single point in time	47%	31%
Over time	53%	69%
Total	100%	100%

Contract assets totaled $258,000 at March 31, 2025 and $372,000 at December 31, 2024. Contract liabilities totaled $633,000 at March 31, 2025, $50,000 at December 31, 2024, and $399,000 at December 31, 2023.

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue recognized related to contract liabilities as of the beginning of the respective period	$-	$171,000

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts with customers, these reporting requirements are not applicable pursuant to ASC 606-10-50-14, as the performance obligations are part of contracts that have original durations of one year or less.

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

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the condensed consolidated statements of operations. Advertising expense for the three months ended March 31, 2025 and 2024 was $18,000 and $43,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. At each balance sheet date, the Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable forecasts of future economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when they are determined to be uncollectible. As of March 31, 2025 and December 31, 2024, no allowance for expected credit losses was deemed necessary.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months
	Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Selling, marketing and advertising	$88,000	$122,000
Engineering, technology and development	5,000	12,000
General and administrative	191,000	198,000
Total noncash stock compensation expense	$284,000	$332,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheets. Deferred financing costs, included in prepaid expense and other current assets, at March 31, 2025 and December 31, 2024, totaled $217,000 and $64,000, respectively.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the condensed consolidated balance sheets as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, debt financing costs expensed as incurred in connection with debt financings totaled $132,000 and $0, respectively.

Debt

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes issued, as described at Note 5, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed consolidated statements of operations. With respect to the promissory notes described at Note 5, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying condensed consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying condensed consolidated statements of operations.

The fair value of the promissory notes described at Note 5 was estimated based on a calculation of the present value of the related cash flows (i.e. payments of principal and interest based on contractual agreement terms) using a discount rate that reflected market rates and related credit risk (Level 3 inputs). The FVO was elected for the promissory notes described at Note 5 due to the short term nature of the promissory notes and to provide relevant and timely information regarding the current market value of the debt, which is marked to market at each balance sheet date reflecting the effects of market fluctuations and other factors.

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

Debt Modifications

Modifications to debt obligations are initially analyzed to determine whether the modification qualifies as a troubled debt restructuring (TDR). A modification is a troubled debt restructuring if both (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. In determining if a company is experiencing financial difficulties for a TDR, as contemplated by the applicable standard, several factors are considered including whether the company is currently in payment default on any debt, if there is a high probability of future default without modification, bankruptcy considerations, or if there is substantial doubt about the company’s ability to continue as a going concern. A lender is granting a concession when the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt. The recognition and measurement of the impact of a TDR on the financial statements depends on whether the future undiscounted cash flows specified by the new terms are greater (gain is recorded in the condensed consolidated statements of operations for the difference) or less (no gain is recorded in the condensed consolidated statements of operations for the difference) than the carrying value of the debt.

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

If the modification is not deemed to be substantially different, the modification is accounted for as an adjustment to the carrying amount of the debt, with a recalculated effective interest rate. If the modification is deemed to be substantially different, then the modification is accounted for as an extinguishment of the original debt and issuance of new debt, requiring the recognition of a gain or loss on the extinguishment in the condensed consolidated statements of operations.

In an early extinguishment of debt for which the fair value option has been elected, the net carrying amount of the extinguished debt is determined to be equal to its fair value at the reacquisition date. As such, there is no difference between the carrying amount of the debt and its reacquisition price for which to recognize a gain or loss. Upon extinguishment the Company includes in net income only the cumulative amount of the gain or loss previously recorded in other comprehensive income for the extinguished debt that resulted from changes in instrument-specific credit risk, if any.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. Commitment fees charged irrespective of drawdown activity are recognized as expense on a straight line basis over the commitment period and included in other income (expense) in the condensed consolidated statements of operations. Refer to Note 3 for additional information.

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

Based on the applicable criteria under the standard, including quantitative thresholds, the Company determined it has one operating segment and one reportable segment, operated primarily in domestic markets for the periods presented, as the CODM regularly reviews and manages the Company’s operations, business activities and financial performance and allocates resources as a single operating and reportable segment at the condensed consolidated level.

Super League’s single reportable segment derives revenues from customers as summarized at Note 2, “Revenue Recognition.” The accounting policies of the Company’s single reporting segment are described in the summary of significant accounting policies herein.

The chief operating decision maker assesses performance, establishes management compensation and decides how to allocate resources for the single reporting segment, primarily by monitoring actual consolidated results versus the annual plan, based on consolidated revenues, net operating income (loss) and net income (loss) as reported in the condensed consolidated statements of operations. The CODM does not evaluate segment performance using consolidated balance sheet information.

The significant expenses reviewed by the CODM are cost of revenue; selling, marketing and advertising expense; engineering, technology and development expense; and general and administrative expense, as presented in the condensed consolidated statements of operations, including noncash amortization and noncash stock compensation expenses included in the expense categories. Selling, marketing and advertising expense, engineering, technology and development expense, and general and administrative expense include noncash amortization expense and noncash stock compensation expense, which is disclosed in Note 2 and Note 3, respectively. Other segment items consist of contingent consideration, loss on intangible asset disposal, impairment of intangible assets, interest expense, changes in the fair value of derivative instruments and other income (expense) items, as presented in the condensed consolidated statements of operations.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended March 31,
	2025			2024
	(Unaudited)			(Unaudited)
Number of customers > 10% of revenue / percent of revenue	Three	/	50%	Three	/	36%

Revenue concentrations were comprised of the following revenue categories:

	Three Months
	Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Media and advertising	16%	12%
Publishing and content studio	34%	24%
	50%	36%

	March 31, 2025			December 31, 2024
	(Unaudited)
Number of customers > 10% of accounts receivable / percent of accounts receivable	Two	/	44%	Three	/	45%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	11%	Two	/	21%

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

Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 4,498,000 and 2,178,000 at March 31, 2025 and 2024, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 10,018,000 and 11,442,000 at March 31, 2025 and 2024, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the exercise of outstanding additional investment rights, as described at Note 6, totaling 8,414,000 and 8,414,000 at March 31, 2025 and 2024, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

A reconciliation of net loss to net loss attributable to common stockholders is as follows for the three months ended March 31:

	Three Months
	Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net loss	$(4,230,000)	$(5,260,000)
Preferred Dividends paid in shares of common stock	(1,000)	(4,000)
Net loss attributable to common stockholders	$(4,231,000)	$(5,264,000)

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

 Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures.

January 1, 2025

Recently Issued Accounting Pronouncements.

Accounting standards updates ("ASU") applicable to the Company that were recently issued are summarized below.

ASU	Description	Effective Date
Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (ASU 2024-04)

This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, (1) an inducement offer is required to preserve the form and amount of consideration issuable upon conversion in accordance with the terms of the existing debt instrument, (2) the assessment of the form and amount of consideration in the inducement offer should be performed as of the date the inducement offer is accepted by the holder, and (3) issuers that have exchanged or modified a convertible debt instrument within the preceding 12 months should use the terms that existed 12 months before the inducement offer was accepted when determining whether induced conversion accounting should be applied.

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures.

Fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.
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

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures.

Fiscal years beginning after December 15, 2026

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2025	December 31, 2024	Weighted Average Amortization Period (Years)
	(Unaudited)	(Unaudited)
Partner and customer relationships	$7,645,000	$7,645,000	6.5
Capitalized software development costs	4,874,000	4,774,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,931,000	3,931,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	745,000	745,000	5.5
	20,531,000	20,431,000	5.0
Less: accumulated amortization	(16,902,000)	(16,361,000)
Intangible assets, net	$3,629,000	$4,070,000

Amortization expense included in operating expense for the three months ended March 31, 2025 and 2024 totaled $541,000 and $683,000, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2025 and future fiscal years as follows:

For the years ending December 31,
2025 remaining	$1,576,000
2026	1,241,000
2027	554,000
2028	245,000
2029	13,000
Thereafter	-
$3,629,000

Sale of Minehut

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the Board. Pursuant to the GS Agreement entered into by and between Super League and GamerSafer, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed consolidated balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statements of operations for the three months ended March 31, 2024. The Minehut Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three months ended March 31, 2025, totaled $243,000. From the date of sale of the Minehut Assets through March 31, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $900,000.

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

Contingent consideration related to the Melon Acquisition is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the Company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The fair value of the Melon Contingent Consideration on the respective valuation dates through to the end of fiscal year 2024 final earn out period was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk free interest rates ranging from 4.04 % to 5.35%, volatility rates ranging from 70% to 85%, and discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the condensed consolidated statement of operations for the applicable periods present was comprised of the following:

	Three Months
	Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Beginning balance	$138,000	$538,000
Change in fair value(2)	(14,000)	98,000
Accrued contingent consideration(1)	$124,000	$636,000

(1)

As of March 31, 2025, the accrual for the final Second Earn Out Period included 35,775 shares of common stock valued at $0.235, the closing price of our common stock as of March 31, 2025. As of March 31, 2024, included 156,329 shares of common stock valued at $2.15, the closing price of our common stock as of March 31, 2024.

(2)	Reflected in the condensed consolidated statement of operations for the applicable period.

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

The change in fair market value related to accrued Super Biz Contingent Consideration for the three months ended March 31, 2025 and 2024 totaled $0 and $18,000, respectively. Accrued contingent consideration expense related to accrued Super Biz Consideration for the three months ended March 31, 2025 and 2024 totaled $0 and $142,000, respectively.

Issuance of Promissory Note. In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the remaining final Super Biz Second Earn Out Period accrued contingent consideration outstanding, with a principal amount totaling approximately $1.8 million, whereby the Company is obligated to pay the outstanding contingent consideration on the following repayment terms (“Super Biz Note”):

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

Interest accrues on the outstanding principal at the rate of 8.5% per annum, and accrues until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date; provided, however, during the existence of an event of default, as defined in the Super Biz Note, interest shall accrue on all outstanding principal at the contractual default rate, as defined in the Super Biz Note. Super Biz Note related interest expense for the three months ended March 31, 2025 totaled $37,000.

All outstanding principal and accrued interest may be prepaid by the Company prior to the Maturity Date at the election of the Company. Upon the occurrence of any event of default, as defined in the Super Biz Note, the Founders may at any time declare all unpaid obligations to be immediately due and payable.

Restricted Common Stock Issuance. In addition, in connection with the issuance of the Super Biz Note, the Company issued 262,501 shares of the Company’s common stock to the Founders in January 2025.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a loss on extinguishment totaling $336,000 was recorded in the condensed consolidated statements of operations for the year ended December 31, 2024, primarily comprised of the fair value of the 262,501 shares of restricted stock (based on closing price of our common stock on the date of issuance of the Super Biz Note) issued, as described above.

The default interest provision included in the Super Biz Note represents an embedded derivative with an initial fair value of $171,000 as of August 1, 2024, the date of issuance of the Super Biz Note. The fair value of the derivative liability is included in the condensed consolidated balance sheets in “Promissory note - contingent consideration,” and is required to be marked to market at each balance sheet date. As of March 31, 2025 and December 31, 2024 the fair value of the default interest provision derivative liability was $32,000 and $77,000, respectively. The change in fair value of the default interest provision derivative liability for the three months ended March 31, 2025 totaled $45,000, and is included in other income (expense) in the condensed consolidated statements of operations.

5.	DEBT

Promissory Notes Accounted for at Fair Value

Agile I

On November 8, 2024 (the “Agile I Effective Date”), the Company entered into a loan agreement with Agile Capital Funding, LLC, as collateral agent (“Agile”)(“ the Agile I Loan Agreement”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile I Note”). Pursuant to the Agile I Loan Agreement: (i) the Agile I Note matures 28 weeks from the Agile I Effective Date; (ii) carries an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile I Loan Agreement), interest shall accrue at a fixed per annum rate equal to the Applicable Rate plus five percent, or 42%. The Company is required to repay all the obligations due under the Agile I Loan Agreement and the Agile I Note in 28 equal payments of $93,821 with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date. The proceeds received from the Agile I Note were used to fund general working capital needs.

Pursuant to the Agile I Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Agile I Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engaged in the management of the Company without prior notice to Agile, (c) a change in control of the Company or otherwise approve the liquidation or dissolution of the Company or its Subsidiary (collectively, a “Change in Business, Management, or Ownership”), or (d) the Term Loan is accelerated upon the occurrence of an Event of Default, the Company shall be required to immediately pay to Agile an amount equal to the sum of: (i) all outstanding principal of the Agile I Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts. The Company is allowed to make a full or partial prepayment of any or all of the obligations arising under the Agile I Loan Agreement and the Agile I Note, provided, the Company shall be obligated to pay a contractual prepayment fee.

The Agile I Loan Agreement imposes various restrictions on the activities of the Company, including, subject to certain exceptions set forth in the Agile I Loan Agreement (including, without limitation, the pending transactions with Infinite Reality, Inc.), a prohibition on: (i) creating, incurring, assuming, or being liable for any indebtedness, or allow the Subsidiary to do so (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); (ii) any Change in Business, Management, or Ownership; (iii) fundamental changes to the Company or its subsidiaries (including certain consolidations, mergers and sales/transfers of assets outside the ordinary course of business, and limitations on the ability of the Company and its Subsidiary to grant liens upon their property or assets); (iv) pay any dividends (other than dividends payable solely in capital stock) or make any distribution or payment in respect of or redeem, retire or purchase any capital stock; (v) enter into certain transactions with the Company’s affiliates; (vi) make or permit any payment on any debt that is subordinate to the obligations under the Agile I Loan Agreement and the Agile I Note (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); and (vi) other than in the ordinary course of business, entering into any material agreement, or terminating or materially amending a material agreement.

As security for the full and prompt payment and performance of any obligations arising under the Agile I Loan Agreement and the Agile I Note, the Company and its Subsidiary granted to Agile a continuing first priority security interest in all the assets of the Company and its Subsidiary; provided, however, the filing of a financing statement and/or the taking of any action required to perfect Agile’s security interest in the collateral may only occur upon an event of default. The Agile I Loan Agreement also provides for standard Events of Default, customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default.

In connection with entering into the Agile I Loan Agreement, the Company was required to pay an administrative fee of $92,500 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile I Note and expensed in “other expense” in the condensed consolidated statements of operations.

On February 10, 2025, in connection with entering into the Agile II Loan Agreement as described below, the Company paid the remaining balance of the Agile I Note including interest for the remaining term, totaling $1.5 million.

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (“Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent, or 42%. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs.

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

The Agile II Loan Agreement imposes various restrictions on the activities of the Company consistent with the Agile I Loan Agreement described above under the heading “Agile I.”

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

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other expense” in the condensed consolidated statements of operations. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

1800 Diagonal Lending, LLC

On March 26, 2025 (the “Diagonal Effective Date”), the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assignees (“Diagonal”) entered into a Securities Purchase Agreement (the “Diagonal Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal Note”) in the principal amount of $300,000 (the “Diagonal Principal”), for which the Diagonal Note, among other things, (a) matures on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued (the “Diagonal Issuance Date”) until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) begins to accrue interest on the Diagonal Issuance Date but shall not be payable until the Diagonal Note becomes payable, and (d) interest will accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal Note, or during an Event of Default.

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

Upon the occurrence and during the continuation of any Event of Default, the Diagonal Note shall become immediately due and payable, and the Company shall pay to Diagonal an amount equal to the Default Amount (as defined below), multiplied by two. For other Events of Default, the Diagonal Note shall become immediately due and payable in an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Diagonal Note, plus (b) accrued and unpaid interest on the unpaid principal amount of the Diagonal Note to the date of payment, plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and/or (b), plus (d) any amounts owed to Diagonal pursuant to the Diagonal Note (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (b), (c) and (d) shall collectively be known as the “Default Amount”) and all other amounts payable under the Diagonal Note shall immediately become due and payable, together with all costs, including, without limitation, legal fees and expenses, of collection, and Diagonal shall be entitled to exercise all other rights and remedies available at law or in equity.

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the three months ended March 31, 2025), and other estimated offering expenses. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees, (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes will occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025.   Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”).

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

The Agile I Note, Agile II Note, Diagonal Note, Belleau Note and the RP Note are accounted for at fair value as described in Note 2, measured using Level 3 inputs with the following impact on the condensed consolidated financial statements for the applicable periods referenced:

	Agile I Note	Agile II Note	Belleau Note	Diagonal Note	RP Note

Gross Proceeds	$1,850,000	$2,500,000	$300,000	$300,000	$1,500,000
Proceeds net of original issue discount	-	-	-	286,000	-
Fair Value at issuance date	2,132,000	3,205,000	243,000	247,000	1,343,000
Difference between proceeds and fair value at issuance(2)	282,000	705,000	(57,000)	(39,000)	(157,000)
Note balance – December 31, 2024	1,454,000	-	-	-	1,500,000
Fair value – December 31, 2024	1,679,000	-	-	-	1,438,000
Note balance – March 31, 2025	-	1,953,000	300,000	300,000	1,500,000
Fair value – March 31, 2025	-	2,561,000	241,000	247,000	1,594,000
Interest paid during the three months ended March 31, 2025	563,000	230,000	-	-	-
Interest expense	536,000	230,000	-	-	148,000
Accrued interest at March 31, 2025	-	-	-	-	219,000
Change in fair value - three months ended March 31, 2025(2)	(178,000)	(97,000)	(2,000)	-	156,000
Debt issue costs (1)	180,000	125,000	-	7,000	-
Interest Rate / Discount rate	42%/42%	42%/42%	20%/42%	10%/42%	40%/42%

(1)

Debt issue costs incurred in connection with the Agile Loan included administrative fee of $92,500 to the collateral agent and advisor fees. Debt issuance costs are reflected in “other expense” in the condensed consolidated statements of operations.

(2)	Reflected in interest expense in the condensed consolidated statements of operations.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight line basis over the term of the AR Facility and included in other income (expense) in the condensed consolidated statements of operations.

Total amounts advanced and repaid under the AR Facility for the three months ended March 31, 2025 and 2024 are reflected in financing activities in the condensed consolidated statements of cash flows. Interest expense for the three months ended March 31, 2025 and 2024 totaled $8,000 and $19,000, respectively. Commitment fee expense for the three months ended March 31, 2025 and 2024 totaled $10,000 and $10,000, respectively.

6.	STOCKHOLDERS’ (DEFICIT) EQUITY AND EQUITY-LINKED INSTRUMENTS

Preferred Stock

The Company’s initial certificate of incorporation authorized 5,000,000 shares of preferred stock, par value $0.001 per share. In October 2016, the Company’s Board of Directors and a majority of the holders of the Company’s common stock approved an amendment and restatement of the certificate of incorporation which, in part, eliminated the authorized preferred stock. In August 2018, the Board of Directors approved a second amendment and restatement of the Company’s amended and restated certificate of incorporation (the “Amended and Restated Charter”) to, in part, increase the Company’s authorized capital to a total of 110.0 million shares, including 10.0 million shares of newly created preferred stock, par value $0.001 per share (“Preferred Stock”), authorize the Board of Directors to fix the designation and number of each series of Preferred Stock, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock. The Amended and Restated Charter was approved by a majority of the Company’s stockholders in September 2018, and was filed with the State of Delaware in November 2018. All references in the accompanying condensed consolidated financial statements to Preferred Stock have been restated to reflect the Amended and Restated Charter.

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

Equity Financings

Convertible Preferred Stock

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of newly designated Series of Convertible Preferred Stock, each series having a $0.001 par value and a $1,000 purchase price (“Stated Value”), hereinafter collectively referred to as “Convertible Preferred Stock, and the individual offerings of preferred stock referred to by the combination of “Series” and the specific letter designation of each series (i.e. “Series A Preferred Stock Offering” refers to the Series A preferred stock offering, and “Series A Preferred Stock” refers to Series A convertible preferred stock), and each series of Convertible Preferred Stock issued, collectively referred to as “Preferred Stock Offerings,” as follows (rounded to the nearest thousands, except preferred share and conversion price data) (Unaudited):

		Preferred Stock				Proceeds			Conversion Shares - Common Stock			Other
Series Designation	Closing Date	Conversion Prices(2)(3)(4)	Shares Purchased/ Issued in Exchange(6)	Conversions / Exchanges	Outstanding - March 31, 2025	Gross Proceeds	Fees	Net Proceeds	Original	Conversions / Exchanges(5)	March 31, 2025	Original Placement Agent Warrants(1)
A	November 22, 2022	$12.40	5,359	(5,359)	-	$5,359,000	$697,000	$4,662,000	432,000	(432,000)	-	62,000
A-2	November 28, 2022	$13.29	1,297	(1,297)	-	1,297,000	169,000	1,128,000	98,000	(98,000)	-	14,000
A-3	November 30, 2022	$13.41	1,733	(1,733)	-	1,733,000	225,000	1,508,000	129,000	(129,000)	-	18,000
A-4	December 22, 2022	$7.60	1,934	(1,934)	-	1,934,000	251,000	1,683,000	254,000	(254,000)	-	36,000
A-5	January 31, 2023	$11.09	2,299	(2,299)	-	2,299,000	299,000	2,000,000	207,000	(207,000)	-	30,000
AA	April 19, 2023	$9.43/$1.89	7,680	(3,981)	3,699	7,680,000	966,000	6,714,000	4,072,000	(2,111,000)	1,961,000	112,000
AA-2	April 20, 2023	$10.43/$2.09	1,500	(1,500)	-	1,500,000	130,000	1,370,000	719,000	(719,000)	-	17,000
AA-3	April 28, 2023	$9.50/$1.90	1,025	(1,000)	25	1,025,000	133,000	892,000	539,000	(526,000)	13,000	16,000
AA-4	May 5, 2023	$9.28/$1.86	1,026	(526)	500	1,026,000	133,000	893,000	553,000	(283,000)	270,000	16,000
AA-5	May 26, 2023	$10.60/$2.12	550	(500)	50	550,000	72,000	478,000	259,000	(236,000)	23,000	8,000
AAA	November 30, 2023	$1.67	9,388	(2,043)	7,345	5,377,000	645,000	4,732,000	5,608,000	(1,220,000)	4,388,000	466,000
AAA-2	December 22, 2023	$1.71	5,334	(2,186)	3,148	2,978,000	357,000	2,621,000	3,119,000	(1,278,000)	1,841,000	253,000
AAA-Junior	June 26, 2024	$1.25	1,210	(845)	365	1,210,000	145,000	1,065,000	968,000	(676,000)	292,000	140,000
AAA-Junior - 2	July 10, 2024	$1.25	551	(110)	441	551,000	66,000	485,000	441,000	(88,000)	353,000	64,000
AAA-Junior - 3	September 20, 2024	$1.25	697	-	697	697,000	84,000	613,000	558,000	-	558,000	81,000
AAA-Junior – 4	September 30, 2024	$1.25	399	-	399	399,000	48,000	351,000	319,000	-	319,000	46,000
			41,982	(25,313)	16,669	$35,615,000	$4,420,000	$31,195,000	18,275,000	(8,257,000)	10,018,000	1,379,000

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

As a result of the Buy-In Provision, the ability to deliver shares upon exercise of the Investor Warrants in every circumstance is generally not within the control of the Company as contemplated by the accounting standards, and thus, a partial cash settlement may be required outside of the Company’s control. As such, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the condensed consolidated balance sheets and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Refer to the table below.

Placement Agent Warrants. The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the condensed consolidated balance sheets and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Refer to the table below.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$348,000	$-
Change in fair value	(270,000)	-
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	$78,000	$-

Placement Agent Warrants:
Beginning balance	$587,000	$1,571,000
Change in fair value	(447,000)	761,000
Subtotal - Fair value of warrant liability – Placement Agent Warrants	$140,000	$2,332,000
Total fair value of warrant liability	$218,000	$2,332,000

(1)	Estimated fair value on the respective dates of issuance.

The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates (Unaudited):

	March 31, 2025			December 31, 2024			March 31, 2024
Expected Volatility	99%	-	104%	101%				98%
Risk–free interest rate	3.89%	-	3.93%	4.27%	-	4.38%	4.21%
Dividend yield	-%			-%			-%
Expected life of options (in years)	2.46	-	4.49	2.71	-	4.74	4.14	-	4.72

Preferred Stock Dividends

The Company paid common stock dividends on outstanding preferred stock for the periods presented, as follows (Unaudited):

Three Months Ended March 31, 2025:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-5	February 4, 2025	2,165	$1,000
		2,165	$1,000

Three Months Ended March 31, 2024:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-5	January 31, 2024	2,166	$4,000
		2,166	$4,000

(1)	Fair valued based on the closing price of the Company’s common stock on the respective common stock dividend payment date.

Common Stock Issuances

Entry into Equity Purchase Agreement

On February 14, 2025, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Total Commitment”) of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Hudson 300,000 shares of common stock, valued at $159,000, following the execution of the Equity Purchase Agreement (the “Commitment Shares”).

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

During the three months ended March 31, 2025 the Company sold 717,000 shares of common stock under the ELOC at an average per share price of $0.34, raising net proceeds totaling $231,000.

The Company intends to use the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Equity Purchase Agreement contains customary representations, warranties and agreements by the Company, as well as customary indemnification obligations of the Company. In connection with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the Commitment Shares and the shares issuable pursuant to the Equity Purchase Agreement.

7.	COMMITMENTS AND CONTINGENCIES

Settlement of Pending or Threatened Claims

During the fourth quarter of 2023, the certain note holders related to a convertible note original issued in May 2022 (the “Note Holders”) made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of underlying securities purchase agreement (“2022 SPA”). On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “2022 Note Holder Settlement Agreement”) settling all claims between the Parties with respect to the 2022 SPA. In consideration for the 2022 Note Holder Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 500,000 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which was included in general and administrative expense in the condensed consolidated statement of operations for the year ended December 31, 2023. The Company issued the 500,000 shares of common stock on March 19, 2024, which were valued at $1.85 per share (the closing price of the Company’s common stock on March 19, 2024), or $924,000, resulting in additional noncash settlement expense of $164,000, which was included in the general and administrative expense in the condensed consolidated statement of operations for the three months ended March 31, 2024. All amounts of principal and interest under the related convertible note were fully paid as of March 31, 2023.

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

On May 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), relating to the Company’s public offering (the “Offering”) of 5,117,647 shares (the “Shares”) of its common stock, par value $0.001 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“Option”) to purchase an additional 767,647 shares of Common Stock (the “Option Securities”, and together with the Shares, the “Securities”).

On May 12, 2025, the Company issued the Firm Securities and closed the Offering at a public price of $0.17 per share, for net proceeds to the Company of approximately $700,400 after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness. On May 14, 2025, the Underwriter partially exercised its Option and purchased an additional 617,647 shares of Common Stock at a price of $0.17 per share, before deducting underwriting discounts. The issuance by the Company of the Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company.

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

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

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

We generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, and digital collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party content. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business

Executive Summary

During the three months ended March 31, 2025 we continued to demonstrate the effectiveness of our overall strategy, providing us with increasing opportunities to earn a greater share of advertisers’ wallet, as demonstrated by larger average deal sizes and continued high repeat customer percentages, and our focus on cost reductions and optimization has positively impacted operating leverage.

Three Months Ended March 31, 2025 as compared to the Three Months Ended March 31, 2024

Revenue for the three months ended March 31, 2025 totaled $2.7 million, a decrease of $1.5 million or 35%, compared to $4.2 million for the comparable prior year quarter. The decrease in revenue for the three months ended March 31, 2025 reflected a mix of industry softness in ad sales, stemming from macro environmental factors including consumer spending softness, continued market education and adoption of immersive platforms as a marketing channel, the shift of certain revenues and program start delays to future periods by advertisers, and a reduction in Minehut related media sales revenues in connection with the sale of our Minehut digital property in the first quarter of 2024.

Cost of revenue for the three months ended March 31, 2025 decreased $955,000, or 39% to $1.5 million, compared to $2.5 million in the comparable prior year quarter, driven primarily by the 35% decrease in quarterly revenues for the same periods.

As a percentage of revenue, gross profit for the three months ended March 31, 2025 was 44%, compared to 41% for the prior year comparable quarter.

Total operating expense for the three months ended March 31, 2025 decreased $1.5 million, or 24% to $4.8 million, compared to $6.3 million in the comparable prior year quarter. Excluding noncash stock compensation expense, intangible asset amortization expense, mark to market related fair value adjustments, and other noncash charges (collectively, “noncash charges and credits”), totaling $817,000 and $1.3 million, respectively, operating expense for the three months ended March 31, 2025 and 2024 was $4.0 million and $5.0 million, respectively, reflecting a $1.0 million, or 20% decrease compared to the prior year quarter, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the three months ended March 31, 2025, which includes the impact of noncash charges and credits totaling $307,000, was $4.2 million or $(0.25) per share, compared to a net loss of $5.3 million, or $(1.00) per share, in the comparable prior year quarter.

Other

On May 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), relating to the Company’s public offering (the “Offering”) of 5,117,647 shares (the “Shares”) of its common stock, par value $0.001 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“Option”) to purchase an additional 767,647 shares of Common Stock (the “Option Securities”, and together with the Shares, the “Securities”). On May 12, 2025, the Company issued the Firm Securities and closed the Offering at a public price of $0.17 per share, for net proceeds to the Company of approximately $700,400 after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. On May 14, 2025, the Underwriter partially exercised its Option and purchased an additional 617,647 shares of Common Stock at a price of $0.17 per share, before deducting underwriting discounts. The issuance by the Company of the Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

Nasdaq Deficiency Letters

On January 2, 2025, we received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). On January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complies with Listing Rule 5620(a) (the “Annual Meeting Rule”) since it did not hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2023.  On April 7, 2025, the Company received a letter (the “Stockholder Deficiency Letter”) from Nasdaq, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). The Stockholder Deficiency Letter also indicated that the Company does not meet the alternative compliance standards of market value of listed securities or net income from continuing operations. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, reporting the stockholders’ equity of $170,000.

The Company intends to monitor the closing bid price of its Common Stock. To regain compliance with Nasdaq Listing Rule 5550(a)(2), the closing bid price of the Company's Common Stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from January 2, 2025 to July 1, 2025. If the Company does not regain compliance with the minimum bid price requirement by July 1, 2025, Nasdaq may grant the Company a second 180-day period to regain compliance. To qualify for this additional 180-day compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. To regain compliance with the Annual Meeting Rule, the Company prepared and submitted a plan of compliance (due within 45 calendar days from receipt of the formal notice) to Nasdaq of which we are awaiting a response from Nasdaq. There is no guaranty that Nasdaq will accept our plan of compliance. To regain compliance with the Stockholders’ Equity Requirement, the Company intends to prepare and submit a plan of compliance (due within 45 calendar days from receipt of the formal notice) to Nasdaq as necessary.

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

Condensed Consolidated Results of Operations

The following table sets forth a summary of our results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands) (Unaudited):

	Three Months
	Ended March 31,		Change
	2025	2024	$	%

REVENUE	$2,718	$4,209	$(1,491)	(35)%
COST OF REVENUE	(1,522)	(2,477)	(955)	(39)%
GROSS PROFIT	1,196	1,732	(536)	(31)%
OPERATING EXPENSE
Selling, marketing and advertising	2,392	2,277	115	5%
Engineering, technology and development	929	1,699	(770)	(45)%
General and administrative	1,520	2,102	(582)	(28)%
Contingent consideration	(14)	259	(273)	(105)%
Total operating expense	4,827	6,337	(1,510)	(24)%
NET LOSS FROM OPERATIONS	(3,631)	(4,605)	(974)	(21)%
OTHER INCOME (EXPENSE), NET	(599)	(655)	(56)	(9)%
Loss before provision for income taxes	(4,230)	(5,260)	(1,030)	(20)%
Provision for income taxes	-	-	-	-
NET LOSS	$(4,230)	$(5,260)	$(1,030)	(20)%

Comparison of the Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenue (dollars in thousands) (Unaudited)

	Three Months Ended March 31,		Change
	2025	2024	$	%

Media and advertising	$1,272	$1,365	$(93)	(7)%
Publishing and content studio	1,267	2,538	(1,271)	(50)%
Direct to consumer	179	306	(127)	(42)%
	$2,718	$4,209	$(1,491)	(35)%

	Three Months Ended March 31,
	2025			2024

Number of customers > 10% of revenue / percent of revenue	Three	/	50%	Three	/	36%
By revenue category:
Media and advertising	One	/	16%	Two	/	12%
Publishing and content studio	Two	/	34%	Three	/	24%

●	Total revenue decreased $1.5 million, or 35% to $2.7 million, compared to $4.2 million in the comparable prior year quarter.

●

Media and advertising revenue decreased $93,000, or 7%, to $1.3 million, compared to $1.4 million in the comparable prior year quarter. The change reflected a $222,000 decrease in influencer marketing revenue, partially offset by a $90,000 increase in on-platform and $96,000 increase in off-platform related media sales revenue.

●

Publishing and content studio revenue decreased $1.3 million, or 50%, to $1.3 million, compared to $2.5 million in the comparable prior year quarter, driven primarily by a net $1.3 million decrease in custom game development and immersive experience related revenues. Revenues for the three months ended March 31, 2024 included $1.3 million of revenues for the Kraft Lunchables custom game development experience. Revenues for the three months ended March 31, 2025 included revenues from immersive experiences for Lions Gate Ancillary LLC. (World Crossing), Funnico Inc. (Nuverse Marvel Snap), Bandai Namco Entertainment America Inc., CMG Strategy Co., LLC (Chipotle / Halsey experience), and United States Golf Association.

●

Direct to consumer revenue decreased $127,000, or 42%, to $179,000, compared to $306,000 in the comparable prior year quarter. The decrease primarily reflects the impact of the sale of our Minehut Assets in the first quarter of 2024, which prior to the sale, generated direct to consumer Minecraft server related subscription revenues for the Company. Minehut direct to consumer related revenues for the three months ended March 31, 2024 totaled $140,000.

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

●	Cost of revenue decreased $955,000, or 39%, relatively consistent with the 35% decrease in related revenues for the quarterly periods presented. The greater than proportional change in cost of revenue was primarily due to the impact of the 44% decrease in influencer marketing revenues in the current period which generally have a higher average direct cost profile.

Operating Expense

Refer to the table summarizing our results of operations for the three months ended March 31, 2025 and 2024 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended March 31,		Change
	2025	2024	$	%

Selling, marketing and advertising	$88	$122	$(34)	(28)%
Engineering, technology and development	5	12	(7)	(58)%
General and administrative	191	198	(7)	(4)%
Total noncash stock compensation expense	$284	$332	$(48)	(14)%

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended March 31,		Change
	2025	2024	$	%

Selling, marketing and advertising	$176	$199	$(23)	(12)%
Engineering, technology and development	232	291	(59)	(20)%
General and administrative	133	193	(60)	(31)%
Total amortization expense	$541	$683	$(142)	(21)%

Amortization expense for the three months ended March 31, 2025 decreased due primarily to a $70,000 reduction reflecting the completion of amortization, in the fourth quarter of 2024, of intangible assets acquired in connection with the acquisition of Super Biz in October 2021, and a $86,000 reduction in amortization related to the sale of our Minehut assets in the first quarter of 2024, as described below.

Selling, Marketing and Advertising

Selling, marketing and advertising expense increased $115,000, or 5%. The change was primarily due to a $325,000 reduction in selling, marketing and advertising personnel costs, including a 28% reduction in related noncash stock compensation expense, in connection with ongoing cost reduction and optimization activities. The decrease was offset by a reduction in selling, marketing and advertising personnel costs allocated to cost of revenue, consistent with the decrease in revenues for the periods presented, and credits reflected during the three months ended March 31, 2024 related to influencer marketing expense related estimates recorded in prior periods.

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

Engineering, technology and development expense decreased $0.8 million, or 45%, driven primarily by the following:

●	Decrease in cloud services and other technology platform costs totaling $291,000, or 71%, and a decrease in product and engineering personnel expense totaling $336,000, or 39%, reflecting the impact of related personnel and other cost reduction activities, including the sale of our Minehut assets.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands) (Unaudited):

	Three Months Ended March 31,		Change
	2025	2024	$	%

Personnel costs	$460	$527	$(67)	(13)%
Office and facilities	32	47	(15)	(32)%
Professional fees	258	297	(39)	(13)%
Stock-based compensation	191	198	(7)	(4)%
Depreciation and amortization	139	210	(71)	(34)%
Other	440	823	(383)	(47)%
Total general and administrative expense	$1,520	$2,102	$(582)	(28)%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

●	Personnel costs decreased due to a reduction in various corporate, general and administrative costs in connection with ongoing cost reduction and optimization activities.

●

Amortization expense decreased due primarily to the completion of amortization, in the fourth quarter of 2024, of developer relationship related intangible assets acquired in connection with the acquisition of Super Biz in October 2021, prior to January 1, 2025.

●

The decrease in other expense was primarily due to a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities. In addition, other expense for the three months ended March 31, 2024 included a $164,000 noncash legal settlement charge related to the adjustment of the estimated fair value (i.e. mark-to-market), as of the issuance date, for common stock issued pursuant to the 2022 Note Holder Settlement Agreement, as described at Note 7. As of March 31, 2023, all amounts of principal and interest under the related convertible note were fully paid.

Contingent Consideration

Super Biz Acquisition

The Company hired the Founders of Super Biz Co. (“Super Biz”) in connection with the acquisition of (i) substantially all of the assets of Super Biz (the “Super Biz Assets”), and (ii) the personal goodwill of the founders of Super Biz (the “Founders”) regarding Super Biz’s business (collectively, the “Super Biz Acquisition”). Under ASC 805, a contingent consideration arrangement in which the payments are automatically forfeited if employment terminates is considered to be compensation for post-combination services, and not acquisition consideration. As such, the Contingent Consideration is accounted for as post-combination services and expensed in the period that payment of any amounts of Contingent Consideration is determined to be probable and reasonably estimable. Contingent Consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation's monetary value is based solely or predominantly on variations in something other than the fair value of the company's shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.

Melon Acquisition

On May 4, 2023, Super League entered into the Melon Purchase Agreement with Melon, pursuant to which the Company acquired the Melon Assets. In connection with the Melon Acquisition described at Note 4, contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The fair value of the Melon Contingent Consideration on the valuation date was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs. Assumptions utilized in connection with utilization of the Monte Carlo simulation model as of December 31, 2024 included a risk free interest rate of 4.79%, a volatility rate of 70%, a closing stock price of $2.15 and a discount rate of 30%.

The change in total contingent consideration, which is included in contingent consideration expense in the condensed consolidated statements of operations for the applicable periods present was comprised of the following (dollars in thousands) (Unaudited):

	Three Months
	Ended March 31,
	2025	2024
Beginning balance	$138,000	$2,208,000
Accrued contingent consideration(2)	-	142,000
Change in fair value(2)	(14,000)	116,000
Accrued contingent consideration(1)(3)	$124,000	$2,466,000

(1)

As of March 31, 2025, the accrual for the Melon Second Earn Out Period included 35,775 shares of common stock valued at $0.235, the closing price of our common stock as of March 31, 2025. As of March 31, 2024, Super Biz accrued contingent consideration totaling $1.8 million, included 30,330 shares of common stock valued at $2.15, the closing price of our common stock as of March 31, 2024. As of March 31, 2024, Melon accrued contingent consideration totaling 636,000, included 156,329 shares of common stock valued at $2.15, the closing price of our common stock as of March 31, 2024.

(2)	Reflected in the condensed consolidated statement of operations for the applicable period.
(3)

In August 2024, the Company issued an unsecured promissory note to the Founders (as defined at Note 4) in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding as described at Note 4.

Other Income (Expense), Net

Gain on Sale of Minehut Assets

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the Board. Pursuant to the GS Agreement entered into by and between Super League and GamerSafer, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed consolidated balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statements of operations for the three months ended March 31, 2024. The Minehut Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three months ended March 31, 2025, totaled $243,000. From the date of sale of the Minehut Assets through March 31, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $900,000.

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

As a result of the Buy-In Provision, the ability to deliver shares upon exercise of the Investor Warrants in every circumstance is generally not within the control of the Company as contemplated by the accounting standards, and thus, a partial cash settlement may be required outside of the Company’s control. As such, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the condensed consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Refer to the table below.

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the condensed consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented (Unaudited):

	March 31,	March 31,
	2025	2024
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$348,000	$-
Change in fair value	(270,000)	-
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	$78,000	$-

Placement Agent Warrants:
Beginning balance	$587,000	$1,571,000
Change in fair value	(447,000)	761,000
Subtotal - Fair value of warrant liability – Placement Agent Warrants	$140,000	$2,332,000
Total fair value of warrant liability	$218,000	$2,332,000

(1)	Estimated fair value on the respective dates of issuance.

Interest Expense

Interest expense for the periods presented was comprised of the following (Unaudited):

	Three Months Ended March 31,
	2025	2024
Super Biz Note:
Accrued Interest	$37,000	$-
Change in fair value	(45,000)
Agile I Note:
Interest expense, including accrued interest	536,000	-
Change in fair value	(178,000)	-
Agile II Note
Interest expense, including accrued interest	230,000
Change in fair value	608,000
RP Note:
Interest expense, including accrued interest	148,000	-
Change in fair value	156,000	-
Belleau Note:
Interest expense, including accrued interest	-
Change in fair value	(59,000)
1800 Diagonal Note:
Interest expense, including accrued interest	-
Change in fair value	(39,000)
SLR Facility:
Interest expense and other fees	8,000	18,000
Other	-	1,000
Total interest expense	$1,402,000	$19,000

Debt Issuance Costs

The Company paid debt issuance costs totaling $132,000 in connection with the issuance of the Agile II Note and Diagonal Note, as described at Note 5, which is included in “Other” in Other Income and expense in the condensed consolidated statements of operations for the three months ended March 31, 2025.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $0.7 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses as disclosed in the condensed consolidated statements of operations for the periods presented herein, and had an accumulated deficit of $274.3 million as of March 31, 2025. For the three months March 31, 2025 and 2024, net cash used in operating activities totaled $2.2 million and $3.7 million, respectively.

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

Management’s Plans

Entry into Loan Agreements

Agile II. On the Agile II Effective Date, the Company entered into the Agile II Loan Agreement, with the Collateral Agent and Agile, pursuant to which the Company issued to Agile, the Agile II Note. Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs. In connection with entering into the Agile Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other expense” in the condensed consolidated statements of operations. $1.5 million of the Agile II Note was used to repay the remaining balance under the Agile Note, with net proceeds to the Company of approximately $875,000.

1800 Diagonal Lending, LLC. On the Diagonal Effective Date, the Company and Diagonal) entered into the Diagonal Agreement, pursuant to which the Company issued the Diagonal Note in the principal amount of $300,000, for which the Diagonal Note, among other things, (a) matures on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the Diagonal Issuance Date until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) begins to accrue interest on the Diagonal Issuance Date but shall not be payable until the Diagonal Note becomes payable, and (d) interest will accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal Note, or during an Event of Default.

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

The Diagonal Note was issued with an OID of 4.75%, with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the three months ended March 31, 2025), and other estimated offering expenses. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

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

Entry into Equity Purchase Agreement

On February 14, 2025, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Total Commitment”) of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering”). As consideration for Hudson’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Hudson 300,000 shares of common stock, valued at $159,000, following the execution of the Equity Purchase Agreement (the “Commitment Shares”). During the three months ended March 31, 2025 the Company sold 717,000 shares of common stock under the ELOC at an average per share price of $0.34, raising net proceeds totaling $231,000.

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

The Company intends to use the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Equity Purchase Agreement contains customary representations, warranties and agreements by the Company, as well as customary indemnification obligations of the Company. In connection with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the Commitment Shares and the shares issuable pursuant to the Equity Purchase Agreement.

Equity Financing

On May 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), relating to the Company’s public offering (the “Offering”) of 5,117,647 shares (the “Shares”) of its common stock, par value $0.001 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“Option”) to purchase an additional 767,647 shares of Common Stock (the “Option Securities”, and together with the Shares, the “Securities”). On May 12, 2025, the Company issued the Firm Securities and closed the Offering at a public price of $0.17 per share, for net proceeds to the Company of approximately $700,400 after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. On May 14, 2025, the Underwriter partially exercised its Option and purchased an additional 617,647 shares of Common Stock at a price of $0.17 per share, before deducting underwriting discounts. The issuance by the Company of the Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company.  The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

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

Cash Flows for the Three Months Ended March 31, 2025 and 2024

The following table summarizes the change in cash balances for the periods presented (dollars in thousands) (Unaudited):

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(2,203)	$(3,743)
Net cash provided by (used in) investing activities	283	(125)
Net cash provided by (used in) financing activities	1,357	(430)
Net decrease in cash	(563)	(4,298)
Cash and cash equivalents, at beginning of period	1,310	7,609
Cash and cash equivalents, at end of period	$747	$3,311

Cash Flows from Operating Activities.

Net cash used in operating activities during the three months ended March 31, 2025, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $284,000, depreciation and amortization charges of $547,000, net changes in fair value of certain liabilities of ($281,000) and net changes in working capital of 1,720,000. Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

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

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Three Months Ended March 31,
	2024	2024
Proceeds from sale of Minehut Assets	$383	$-
Capitalization of software development costs	(100)	(125)
Net cash provided by (used in) investing activities	$283	$(125)

Sale of Minehut Assets.  On February 29, 2024, the Company sold its Minehut Assets to GamerSafer as described above. Pursuant to the GS Agreement, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. During the 3 months ended March 31, 2025 we received Minehut Purchase Consideration payments totaling $383,000.

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Three Months Ended March 31,
	2025	2024
Proceeds from issuance of common stock, net of issuance costs	$231	$-
Proceeds from notes payable, net of issuance costs	3,079	-
Payments on notes payable	(2,075)	-
Advances from accounts receivable facility	259	371
Payments on accounts receivable facility	(137)	(801)
Net cash provided by (used in) financing activities	$1,357	$(430)

Debt Financings

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (“Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs.

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

The Agile II Loan Agreement imposes various restrictions on the activities of the Company consistent with the Agile I Loan Agreement described above under the heading “Agile I.”

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

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other expense” in the condensed consolidated statements of operations. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

1800 Diagonal Lending, LLC

On March 26, 2025 (the “Diagonal Effective Date”), the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assignees (“Diagonal”) entered into a Securities Purchase Agreement (the “Diagonal Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal Note”) in the principal amount of $300,000 (the “Diagonal Principal”), for which the Diagonal Note, among other things, (a) matures on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued (the “Diagonal Issuance Date”) until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) begins to accrue interest on the Diagonal Issuance Date but shall not be payable until the Diagonal Note becomes payable, and (d) interest will accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal Note, or during an Event of Default.

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

Upon the occurrence and during the continuation of any Event of Default, the Diagonal Note shall become immediately due and payable, and the Company shall pay to Diagonal an amount equal to the Default Amount (as defined below), multiplied by two. For other Events of Default, the Diagonal Note shall become immediately due and payable in an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Diagonal Note, plus (b) accrued and unpaid interest on the unpaid principal amount of the Diagonal Note to the date of payment, plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and/or (b), plus (d) any amounts owed to Diagonal pursuant to the Diagonal Note (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (b), (c) and (d) shall collectively be known as the “Default Amount”) and all other amounts payable under the Diagonal Note shall immediately become due and payable, together with all costs, including, without limitation, legal fees and expenses, of collection, and Diagonal shall be entitled to exercise all other rights and remedies available at law or in equity.

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the three months ended March 31, 2025), and other estimated offering expenses. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees, (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes will occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025.   Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”).

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

As security for the full and prompt payment and performance of any obligations arising under the SLR Agreement, the Borrowers granted to Lender a continuing first priority security interest in all the assets of the Borrowers. The SLR Agreement also provides for customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Refer to Note 5 for additional information.

Equity Financing

On February 14, 2025, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Total Commitment”) of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Purchase Agreement, the Company issued to Hudson 300,000 shares of common stock, valued at $159,000, following the execution of the Equity Purchase Agreement (the “Commitment Shares”).

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

Unless earlier terminated, the Equity Purchase Agreement will automatically terminate upon the earliest of (i) the expiration of the Commitment Period (as defined in the Equity Purchase Agreement), (ii) Hudson’s purchase or receipt of the Total Commitment worth of common stock, or (iii) the occurrence of certain other events set forth in the Equity Purchase Agreement. The Company has the right to terminate the Equity Purchase Agreement at any time after Commencement, at no cost or penalty, upon prior written notice to Hudson. During the three months ended March 31, 2025 the Company sold 717,000 shares of common stock under the ELOC at an average per share price of $0.34, raising net proceeds totaling $231,000.

The Company intends to use the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Equity Purchase Agreement contains customary representations, warranties and agreements by the Company, as well as customary indemnification obligations of the Company. In connection with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the Commitment Shares and the shares issuable pursuant to the Equity Purchase Agreement.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of March 31, 2025, except as disclosed elsewhere herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of March 31, 2025 we maintain approximately 1,550 square feet of office space which is leased on a month-to-month basis at a rate of approximately $7,000 per month.

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ (deficit) equity or that are not reflected in our condensed consolidated financial statements included elsewhere herein. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

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

Recent Accounting Pronouncements

Refer to Note 2 to the accompanying condensed consolidated financial statements contained elsewhere in this Report.

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, filed with the SEC on March 31, 2025. In addition, refer to Note 2 to the condensed consolidated financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Revenue Recognition

The Company generates revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) content and technology through the production and distribution of our own, advertiser and third-party content, and (iii) direct to consumer offers, including in-game items, e-commerce, game passes and digital collectibles.

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services and when the customer obtains control of the goods or services. In this regard, revenue is recognized when: (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations; (ii) the entity can identify each party’s rights regarding the goods or services to be transferred; (iii) the entity can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes issued, as described at Note 5, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed consolidated statements of operations. With respect to the promissory notes described at Note 5, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying condensed consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying condensed consolidated statements of operations.

The fair value of the promissory notes described at Note 5 was estimated based on a calculation of the present value of the related cash flows (i.e. payments of principal and interest based on contractual agreement terms) using a discount rate that reflected market rates and related credit risk. The FVO was elected for the promissory notes described at Note 5 due to the short term nature of the promissory notes and to provide relevant and timely information regarding the current market value of the debt, which is marked to market at each balance sheet date reflecting the effects of market fluctuations and other factors.

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interests rates or other variables, which are reflected in the condensed consolidated statements of operations. Variations in any of these judgements and estimates could have a material impact on our financial results.

Determination of Fair Value – Warrants

During the period presented the Company issued certain common stock purchase warrants (“Warrants”) as described at Note 5 to the condensed consolidated financial statements. The fair value of warrants are determined using a Black Scholes option price model, measured using Level 3 inputs. The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

Significant judgements and estimates may be required in connection with determining the classification of warrants between liabilities and equity, as well as in connection with the assumptions utilized for the expected volatility, risk free interest rate and term in the Black Scholes calculations used to value warrants outstanding at each balance sheet date, if liability classified. Variations in any of these judgements and estimates could have a material impact on our financial results.

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

We were eligible to remain an “emerging growth company” for five years from the date of our initial public offering, and as such, ceased being an “emerging growth company” as of December 31, 2024. However, as described above we continue to be a “smaller reporting company.”

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

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2024, as amended. In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2024, as amended, and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

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

We are required to comply with certain Nasdaq continued listing requirements, including a minimum bid price for our Common Stock, as well as a series of financial tests relating to stockholder equity, market value of listed securities and number of market makers and stockholders. If we fail to maintain compliance with any of those requirements, our Common Stock could be delisted from Nasdaq.

On January 2, 2025, we received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). On January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complies with Listing Rule 5620(a) (the “Annual Meeting Rule”) since it did not hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2023. On April 7, 2025, we received a letter (the “Stockholders Equity Letter”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), and that the Company does not meet the alternative compliance standards of market value of listed securities or net income from continuing operations. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, reporting the stockholders’ equity of $170,000.

The Company intends to monitor the closing bid price of its Common Stock. To regain compliance with Nasdaq Listing Rule 5550(a)(2), the closing bid price of the Company's Common Stock must be at least $1.00 per share for 10 consecutive business days during the 180-day period from January 2, 2025 to July 1, 2025. If the Company does not regain compliance with the minimum bid price requirement by July 1, 2025, Nasdaq may grant the Company a second 180-day period to regain compliance. To qualify for this additional 180-day compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. To regain compliance with the Annual Meeting Rule, the Company prepared and submitted a plan of compliance (due within 45 calendar days from receipt of the formal notice) to Nasdaq of which we are awaiting a response from Nasdaq. There is no guaranty that Nasdaq will accept our plan of compliance. To regain compliance with the Stockholders’ Equity Requirement, the Company intends to prepare and submit a plan of compliance (due within 45 calendar days from receipt of the formal notice) to Nasdaq as necessary.

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

Shares of our preferred stock have certain approval rights with respect to issuances of Common Stock below such preferred stock’s conversion price floors. Our failure to get consent from the holders of such series of preferred stock (and all subseries thereof) prior to the issuance of any shares of Common Stock below the respective conversion price floors may cause us to face litigation.

The Certificate of Designation of Preferences, Rights, and Limitations of the Series AA Convertible Preferred Stock (and each subseries thereof) requires us to receive consent from the majority of the holders of each subseries of Series AA Preferred prior to issuing any shares of common stock below the respective conversion price floors of such securities (the “Preferred Consents”).  Any shares of Common Stock being offered and sold in by the Company below the conversion price floor of the Series AA Preferred have not yet been approved pursuant to the Preferred Consents. While the Company intends to obtain ratification from the Series AA Preferred of the issuances proposed hereunder after the consummation of any sales below the respective conversion price floors, if the Company fails to obtain the Preferred Consents prior to the issuance of such shares of Common Stock, the Company could potentially face litigation from holders of the Series AA Preferred, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended March 31, 2025 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

10.1	Business Loan and Security Agreement, dated February 10, 2025, between Super League Enterprise, Inc. and Agile Capital Funding, LLC.**	Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2025

10.2	Equity Purchase Agreement, dated February 14, 2025, between Super League Enterprise, Inc. and Hudson Global Ventures, LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2025

10.3	Registration Rights Agreement, dated February 14, 2025, between Super League Enterprise, Inc., and Hudson Global Ventures, LLC.	Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2025

10.4	Amended and Restated Consulting Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.78 to the Annual Report on Form 10-K filed on March 31, 2025

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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

SUPER LEAGUE ENTERPRISE, INC.

By	/s/ Matt Edelman
Matt Edelman Chief Executive Officer (Principal Executive Officer)

	By	/s/ Clayton Haynes
Clayton Haynes Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 15, 2025