Form 10-Q
period 2025-06-30
Super League Enterprise, Inc.
filed 2025-08-14
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 10, 2025, there were 1,078,043 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$475,000	$1,310,000
Accounts receivable, net	2,337,000	3,766,000
Prepaid expense and other current assets	922,000	677,000
Total current assets	3,734,000	5,753,000
Property and equipment, net	14,000	24,000
Intangible assets, net	2,849,000	4,070,000
Goodwill	1,864,000	1,864,000
Total assets	$8,461,000	$11,711,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,461,000	$5,282,000
Accrued contingent consideration	116,000	138,000
Promissory note - contingent consideration	1,700,000	1,735,000
Contract liabilities	1,036,000	50,000
Secured loan – SLR Facility	-	24,000
Promissory notes payable and accrued interest	2,557,000	1,707,000
Promissory notes payable and accrued interest – related party	1,473,000	1,509,000
Total current liabilities	12,343,000	10,445,000
Deferred taxes	161,000	161,000
Warrant liability	74,000	935,000
Total liabilities	12,578,000	11,541,000

Commitments and Contingencies (Note 7)

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 16,426 and 17,499 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 884,699 and 405,610 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	78,000	94,000
Additional paid-in capital	272,954,000	270,111,000
Accumulated deficit	(277,149,000)	(270,035,000)
Total stockholders’ (deficit) equity	(4,117,000)	170,000
Total liabilities and stockholders’ (deficit) equity	$8,461,000	$11,711,000

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024

REVENUE	$3,001,000	$4,116,000	$5,719,000	$8,325,000

COST OF REVENUE	1,692,000	2,470,000	3,214,000	4,947,000

GROSS PROFIT	1,309,000	1,646,000	2,505,000	3,378,000

OPERATING EXPENSE
Selling, marketing and advertising	2,107,000	2,633,000	4,499,000	4,909,000
Engineering, technology and development	694,000	792,000	1,623,000	2,491,000
General and administrative	1,653,000	2,520,000	3,173,000	4,623,000
Contingent consideration	-	(206,000)	(14,000)	53,000
Total operating expense	4,454,000	5,739,000	9,281,000	12,076,000

NET OPERATING LOSS	(3,145,000)	(4,093,000)	(6,776,000)	(8,698,000)

OTHER INCOME (EXPENSE)
Gain on sale of intangible assets	100,000	-	343,000	144,000
Change in fair value of warrant liability	144,000	1,667,000	861,000	906,000
Interest expense, including change in fair value of debt accounted for at fair value	181,000	(15,000)	(1,221,000)	(33,000)
Other expense, net	(63,000)	(14,000)	(220,000)	(34,000)
Total other income (expense)	362,000	1,638,000	(237,000)	983,000

Loss before benefit from income taxes	(2,783,000)	(2,455,000)	(7,013,000)	(7,715,000)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,783,000)	$(2,455,000)	$(7,013,000)	$(7,715,000)

Net loss attributable to common stockholders - basic and diluted(1)
Basic and diluted net loss per common share	$(4.52)	$(24.01)	$(13.40)	$(62.17)
Weighted-average number of common shares outstanding, basic and diluted	637,877	168,533	531,083	149,776

(1)   Refer to Note 1 for information regarding Reverse Stock Split effective June 23, 2025

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Preferred stock (Shares):
Balance, beginning of period	16,669	22,078	17,499	23,656
Issuance of Series AAA Junior preferred stock at $1,000 per share		1,210	-	1,210
Conversion of Series A preferred stock to common stock	-	-	-	(475)
Conversion of Series AA preferred stock to common stock	(60)	(100)	(840)	(363)
Conversion of Series AAA preferred stock to common stock	(100)	(330)	(150)	(1,170)
Conversion of Series AAA Junior preferred stock to common stock	(83)	-	(83)	-
Balance, end of period	16,426	22,858	16,426	22,858

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-	$-	$-
Issuance of Series AAA Junior preferred stock at $1,000 per share	-	-	-	-
Conversion of Series A preferred stock to common stock	-	-	-	-
Conversion of Series AA preferred stock to common stock	-	-	-	-
Conversion of Series AAA preferred stock to common stock	-	-	-	-
Conversion of Series AAA Junior preferred stock to common stock	-	-	-	-
Balance, end of period	$-	$-	$-	$-

Common stock (Shares):
Balance, beginning of period	445,738	149,573	405,610	119,353
Issuances of common stock, net of issuance costs	397,591	-	397,547	-
Common stock issued in connection with ELOC	-	-	17,926	-
Commitment Shares – ELOC	-	-	7,500	-
Common stock issued for Melon Acquisition	895	1,803	895	1,803
Common stock issued for Super Biz Acquisition / Super Biz Note	-	767	6,563	767
Preferred stock dividends paid – common stock	7,891	15,621	7,945	15,675
Conversion of Series A preferred stock	-	-	1,759	1,140
Conversion of Series AA preferred stock	794	1,326	794	4,812
Conversion of Series AAA preferred stock	1,494	4,904	2,241	17,449
Conversion of Series AAA Junior preferred stock	1,660	-	1,660	-
Stock-based compensation	28,338	208	33,918	703
Issuance of common stock in settlement of legal matter	-	6,875	-	19,375
Other	298	-	341	-
Balance, end of period	884,699	181,077	884,699	181,077

Common stock (Amount)(1):
Balance, beginning of period	$95,000	$83,000	$94,000	$81,000
Issuances of common stock, net of issuance costs	16,000	-	16,000	-
Reverse stock split	(34,000)	-	(34,000)	-
Common stock issued in connection with ELOC	-	-	1,000	-
Conversion of Series A, AA and AAA preferred stock	-	1,000	-	2,000
Preferred stock dividends paid – common stock	-	1,000	-	1,000
Common stock issued for Melon Acquisition	-	-	-	-
Common stock issued for Super Biz Acquisition	-	-	-	-
Stock-based compensation	1,000	-	1,000	-
Issuance of common stock in settlement of legal matter	-	-	-	1,000
Balance, end of period	$78,000	$85,000	$78,000	$85,000

Additional paid-in-capital:
Balance, beginning of period	$270,710,000	$260,183,000	$270,111,000	$258,923,000
Issuances of common stock, net of issuance costs	1,545,000	-	1,545,000	-
Reverse stock split	34,000	-	34,000	-
Common stock issued in connection with ELOC	-	-	231,000	-
Commitment Shares – ELOC	-	-	138,000	-
Issuance of Series AAA Junior preferred stock at $1,000 per share, net of cash and noncash issuance costs	-	751,000	-	751,000
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain existing AIRs	-	294,000	-	294,000
Preferred stock dividends paid – common stock	100,000	862,000	101,000	866,000
Common stock issued for Melon Acquisition	8,000	90,000	8,000	90,000
Common stock issued for Super Biz Acquisition	-	38,000	-	38,000
Stock-based compensation	326,000	298,000	555,000	630,000
Prepaid consultant costs and other	231,000	221,000	231,000	221,000
Issuance of common stock and incremental fair value in connection with modifications to certain existing AIRs in settlement of legal matter	-	559,000	-	1,483,000
Balance, end of period	$272,954,000	$263,296,000	$272,954,000	$263,296,000

Accumulated Deficit:
Balance, beginning of period	$(274,266,000)	$(254,278,000)	$(270,035,000)	$(249,014,000)
Preferred stock dividends paid – common stock	(100,000)	(1,592,000)	(101,000)	(1,596,000)
Net Loss	(2,783,000)	(2,455,000)	(7,013,000)	(7,715,000)
Balance, end of period	$(277,149,000)	$(258,325,000)	$(277,149,000)	$(258,325,000)
Total stockholders’ (deficit) equity	$(4,117,000)	$5,056,000	$(4,117,000)	$5,056,000

(1)  Refer to Note 1 for information regarding Reverse Stock Split effective June 23, 2025

See accompanying notes to condensed consolidated financial statements

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,013,000)	$(7,715,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,091,000	1,320,000
Stock-based compensation	759,000	630,000
Change in fair value of warrant liability	(861,000)	(906,000)
Change in fair value of contingent consideration	(91,000)	(90,000)
Change in fair value of debt	392,000	-
Gain on sale of Mineville Assets	(152,000)	(144,000)
Fair value of noncash legal settlement and other noncash charges	-	724,000
Changes in operating assets and liabilities:
Accounts receivable	773,000	2,801,000
Prepaid expense and other current assets	(74,000)	261,000
Accounts payable and accrued expense	103,000	(2,850,000)
Accrued contingent consideration	-	(107,000)
Contract liabilities	986,000	24,000
Accrued interest on note payable	92,000	-
Net cash used in operating activities	(3,995,000)	(6,052,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Mineville Assets	350,000	-
Proceeds from sale of Minehut Assets	656,000	-
Capitalization of software development costs	(200,000)	(284,000)
Other purchases of intangible assets	(10,000)	-
Net cash provided by (used in) investing activities	796,000	(284,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	-	1,045,000
Proceeds from issuance of common stock, net of issuance costs	1,945,000	-
Proceeds from notes payable, net of debt issuance costs	4,011,000	-
Payments on notes payable	(3,518,000)	-
Advances from accounts receivable facility	429,000	672,000
Payments on accounts receivable facility	(453,000)	(1,273,000)
Contingent consideration payments – Super Biz Acquisition	(50,000)	-
Contingent consideration payments – Melon Acquisition	-	(32,000)
Net cash provided by financing activities	2,364,000	412,000

NET DECREASE IN CASH	(835,000)	(5,924,000)
Cash and Cash Equivalents – beginning of period	1,310,000	7,609,000
Cash and Cash Equivalents – end of period	$475,000	$1,685,000

Cash paid for interest	1,274,000	18,000

SUPPLEMENTAL NONCASH, INVESTING AND FINANCING ACTIVITIES
Commitment shares issued in connection with ELOC	159,000	-
Common stock issued in connection with Super Biz Note	336,000	-
Common stock issued in connection with Melon Contingent Consideration	8,000	-

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

All references to “Note,” followed by a number reference refer to the applicable corresponding numbered footnotes to these condensed consolidated financial statements.  References to the “SEC” refer to the United States Securities and Exchange Commission.

Reverse Common Stock Split

On June 17, 2025, the Company filed a Certificate of Amendment (the “June 2025 Amendment”) to its Charter, which became effective as of June 23, 2025, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-40 (the “Reverse Split”). The Reverse Split was approved by the Company’s Board on  June 2, 2025, and approved by the stockholders of the Company on June 9, 2025. Refer to Note 6 below for additional information regarding the Reverse Split.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, preferred stock conversion shares, common stock underlying additional investment rights, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

Sale of Mineville

On May 19, 2025, the Company entered into a Membership Interest Purchase and Sale Agreement (the “Mineville Purchase Agreement”) with Mineville, LLC, a Delaware limited liability company (“Purchaser”), pursuant to which the Company agreed to sell, and Purchaser agreed to purchase, 100% of the membership interests (the “Interests”) of InPvP, LLC (“InPvP”). Prior to the consummation of the transactions (the “Mineville Closing”) contemplated by the Mineville Purchase Agreement (the “Mineville Sale”), InPVP was a wholly owned subsidiary of the Company that operated our Mineville digital property. The closing of the Mineville Sale occurred simultaneously with the execution of the Mineville Purchase Agreement. The Purchaser paid cash consideration totaling $350,000 at the Mineville Closing to acquire the Interests.

The parties also agreed upon separate terms for an ongoing commercial relationship whereby the Company was granted the rights to ad sales and brand integration (the “Sales Rights”) to all of Purchaser’s Microsoft servers for a term of two years (the “Sales Term”). The Company will have exclusive Sales Rights for the first year of the Sales Term, and during the second year the Sales Rights will be non-exclusive. During the Sales Term, the revenue generated from the Sales Rights will be allocated among the Company and Purchaser as follows: (i) the Company will retain 60% of the net revenue until gross sales revenue exceeds $1.0 million; (ii) after gross sales revenue exceed $1.0 million, the Company will retain 50% of the net revenue through the remainder of the Sales Term; and (iii) if gross sales revenue exceeds $1.5 million during the Sales Term, the Sales Term shall renew automatically for one additional year on the same terms as the second year of the Sales Term.

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

NASDAQ Listing Rule 5550(a)(2)

On July 8, 2025, we received a written notice from The Nasdaq Stock Market (“Nasdaq”) informing us that the Company has regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market.

Previously, on January 2, 2025, we received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock, for 30 consecutive business days, the Company was not then currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

NASDAQ Listing Rule 5620(a)

On June 11, 2025, we received a written notice from Nasdaq informing us that the Company has regained compliance with the annual meeting requirement under NASDAQ Listing Rule 5620(a) (the “Annual Meeting Rule”) for continued listing on the Nasdaq Capital Market

Previously, on January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complied with the Annual Meeting Rule since it did not hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2023.

Nasdaq Listing Rule 5550(b)(1)

On April 7, 2025, the Company received a letter (the “Stockholder Deficiency Letter”) from Nasdaq, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). The Stockholder Deficiency Letter also indicated that the Company does not meet the alternative compliance standards of market value of listed securities or net income from continuing operations. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, reporting the stockholders’ equity of $170,000. The Company prepared and submitted a plan of compliance (which was due within 45 calendar days from receipt of the formal notice) to Nasdaq.

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

The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of June 30, 2025, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, accounting for business combinations and related contingent consideration, derecognition of assets, accounting for debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for debt modifications, accounting for derivatives, including estimates and assumptions used to calculate the fair value of derivative instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses as reported in the accompanying condensed consolidated statements of operations for the periods presented, and had an accumulated deficit of $277.1 million as of June 30, 2025. For the six months ended June 30, 2025 and 2024, net cash used in operating activities totaled $4.0 million and $6.1 million, respectively.

The Company had cash and cash equivalents of $0.48 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively.

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

Equity Financings

Refer to Note 6 for information on equity financings completed during the three and six months ended June 30, 2025.

Exchange Agreements

Preferred Stock Exchange Agreements

On July 7, 2025, the Company entered into an Exchange Agreement with the Michael Keller Trust (the “Trust”), pursuant to which the Company and the Trust agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to the Trust, dated November 19, 2024, with the principal and interest thereon being equal to $1,878,082, the Trust would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,002, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026 (the “Trust Agreement”)

On July 8, 2025, the Company entered into Exchange Agreements with: (i) Ben Khakshoor, pursuant to which the Company and Mr. Khakshoor agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Mr. Khakshoor, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Mr. Khakshoor will be issued 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Khakshoor Agreement”); (ii) Sam Drozdov, pursuant to which the Company and Mr. Drozdov agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Mr. Drozdov, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Mr. Drozdov would be granted 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Drozdov Agreement”); and (iii) Firepit Partners Co. (“Firepit”), pursuant to which the Company and Firepit agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Firepit, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $474,242, Firepit would be granted 474,242 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Firepit Agreement”, and collectively with the Khakshoor Agreement and Drozdov Agreement, the “Preferred Exchange Agreements”).

Common Stock Exchange Agreement

On July 10, 2025, the Company entered into an Exchange Agreement (the “Exchange Agreement”, and collectively with the Preferred Exchange Agreements, the “Exchange Agreements”) with Agile Capital Funding, LLC (the “Collateral Agent”), and Agile Lending, LLC (collectively with the Collateral Agent, “Agile”), pursuant to which the Company and Agile agreed that in exchange for the surrender and forgiveness of that certain Secured Promissory Note issued to Agile, dated February 7, 2025, with the remaining amount of principal and interest thereunder being $1,331,250, Agile received (a) 44,128 shares of common stock (the “Exchange Shares”), (b) pre-funded warrants to purchase 173,023 shares of common stock (the “Pre-Funded Warrants”, and collectively with the Exchange Shares, the “Exchange Securities”), with the Exchange Securities to be valued at a price of $5.67, such amount above the Nasdaq Minimum Price, and (c) four equal cash payments of $25,000 to Agile, totaling $100,000, beginning on July 10, 2025, and every seven days thereafter.

Equity Line of Credit

Equity Purchase Agreement

On July 10, 2025 (the “Execution Date”), the Company, entered into an equity purchase agreement (“Equity Purchase Agreement”) with Yield Point NY, LLC (the “Investor”). Under the Equity Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor to purchase up to $20,000,000 (the “Maximum Commitment Amount”) in shares of common stock of the Company upon satisfaction of certain terms and conditions contained in the Equity Purchase Agreement, including, without limitation, an effective registration statement filed with SEC registering the resale of the shares of Put Stock (defined below) and the shares of Commitment Stock (defined below) and additional shares to be sold to the Investor from time to time under the Equity Purchase Agreement. The term of the Equity Purchase Agreement began on the Execution Date and ends on the earlier of (i) the date on which the Investor shall have purchased shares of common stock issued, or that the Company shall be entitled to issue, per any applicable Put Notice in accordance with the terms and conditions of the Equity Purchase Agreement (the “Put Stock”) equal to the Maximum Commitment Amount (as defined in the Equity Purchase Agreement), (ii) the date that is thirty-six (36) months from the date the registration statement is declared effective, (iii) written notice of termination by the Company to the Investor (which shall not occur at any time that the Investor holds any of the shares of Put Stock, or within 30 days of the sale to the Investor of Put Stock), or (iv) written notice of termination by the Investor to the Company (the “Commitment Period”).

During the Commitment Period, the Company may direct the Investor to purchase shares of Put Stock by delivering a notice (a “Put Notice”) to the Investor. The Company shall, in its sole discretion, select the number of shares of Put Stock requested by the Company in each Put Notice. However, such amount may not exceed the Maximum Put Amount (as defined in the Equity Purchase Agreement). The purchase price to be paid by the Investor for the shares of Put Stock will be ninety-two percent (92%) of the lowest VWAP for a trading day on the Principal Market during the Valuation Period (as defined in the Equity Purchase Agreement).

In consideration for the Investor’s execution and delivery of, and performance under the Equity Purchase Agreement, on the Execution Date, the Company in its discretion shall either (i) pay to the Investor in cash $600,000 (“Commitment Cash”) or (ii) issue pre-funded warrants to purchase common stock (the “Pre-Funded Warrant”) to the Investor in a form acceptable to the Investor in its sole discretion and having an exercise price per share of $0.001 (the “Commitment Stock”) having a value of $600,000 based on closing price of the common stock on July 9, 2025. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or the Company’s submission of a Put Notice to the Investor and irrespective of any termination of the Equity Purchase Agreement.

Under the Equity Purchase Agreement, the Company was obligated to file with the SEC, on or before August 10, 2025, a registration statement on Form S-1 (the “Initial Registration Statement”) covering only the resale of the shares of Put Stock and Commitment Stock and to use its best efforts to have the Initial Registration declared effective no later than October 10, 2025. The Company filed the Initial Registration Statement on July 17, 2025, but such Initial Registration Statement is not yet effective.

The Equity Purchase Agreement contains customary representations, warranties, agreements, and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, the Investor represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)).

Pre-Funded Warrant

The Pre-Funded Warrant certifies that, for value received, the Investor is entitled to be issued up to $600,000 shares of common stock and has an initial exercise price of $0.001 per share. The pre-funded warrants may not be exercised if the aggregate number of shares of the common stock beneficially owned by the holder would exceed 4.99% immediately after exercise thereof, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice.

Registration Rights Agreement

On July 10, 2025 (the “RRA Execution Date”), in connection with the Equity Purchase Agreement, the Company entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), pursuant to which the Company shall, by August 10, 2025, file with the SEC the Initial Registration Statement covering the maximum number of (i) shares of Commitment Stock, (ii) shares of Put Stock, which have been, or which may, from time to time be issued, including without limitation all of the shares of common stock which have been issued or will be issued to the Investor under the Equity Purchase Agreement (without regard to any limitation or restriction on purchases), and (iii) any and all shares of capital stock issued or issuable with respect to the Put Stock, Commitment Stock, and the Equity Purchase Agreement as a result of any stock split, combination, stock dividend, recapitalization, exchange, or similar event, or otherwise, without regard to any limitation on purchases under the Equity Purchase Agreement (the “Registrable Securities”), as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations, and interpretations so as to permit the resale of the Registrable Securities by the Investor, including, but not limited to, under Rule 415 at then-prevailing market prices (and not fixed prices). The Initial Registration Statement shall register only Registrable Securities. The Company shall use its commercial best efforts to have the Initial Registration Statement and any amendment thereto declared effective by the SEC at the earliest possible date, but in no event later than October 10, 2025.

Private Placement Offering

On July 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the Investor, pursuant to which the Company agreed to sell (the “Offering”) up to (i) an aggregate principal amount of $4,494,382 in 8% Senior Secured Convertible Notes, maturing eighteen (18) months after the issue date, with original issue discount of 11%, convertible into shares of common stock of the Company at a conversion price of $6.815 per share, and if not converted then amortized over the final twelve (12) months concluding on the maturity date, and (ii) Common Stock Purchase Warrants to purchase 659,968 shares of common stock at an exercise price of $5.361 per share (the “Warrants”). The Company received $4,000,000 in gross proceeds from the Offering.

Securities Purchase Agreement

The Purchase Agreement contains representations and warranties of the Company and the Investors which are typical for transactions of this type. In addition, the Purchase Agreement contains customary covenants on the Company’s part that are typical for transactions of this type, as well as the following additional covenants: (i) for as long as the Notes remain outstanding, the Company agreed not to effect or enter into an Equity Line of Credit or agreement to effect any issuance by the Company or any of its subsidiaries involving a variable rate transaction; (ii) the Company agreed to offer to the Investors, for so long as any amount in excess of $1,500,000 remains outstanding on the Note, the opportunity to participate in an amount equal to 25% in any subsequent securities offerings by the Company; (iii) the Company agreed to hold a stockholder meeting within 90 days of the date of the Agreement at which the Company will solicit the stockholders’ affirmative vote for approval of the anti-dilution provisions described in the transaction documents in accordance with the applicable law and rules and regulations of Nasdaq.

The Purchase Agreement obligates the Company to indemnify the Investors and various related parties for certain losses including those resulting from (i) any misrepresentation or breach of any representation or warranty made by the Company, (ii) any breach of any obligation of the Company, and (iii) certain claims by third parties.

Convertible Notes and Warrants

The Convertible Notes are senior secured obligations of the Company and are secured by certain personal property of the Company, pursuant to a Security Agreement (as defined below). Unless earlier converted, the Convertible Notes will mature in January 2027. The Convertible Notes bear interest at a rate of 8% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Convertible Notes, including interest accrued thereon, are convertible at any time until a Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $6.815 per share, subject to adjustment as set forth therein. The Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such Convertible Notes, or, upon 61 days’ prior written notice to the Company, 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such Convertible Notes. Commencing on the six-month anniversary of the date of the issuance of the Note, and on the same date every month thereafter, the Company shall make 12 equal amortization payments, with each payment being equal to one-twelfth of the initial principal amount, plus all accrued but unpaid interest.

The Convertible Notes also contain certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption, related party transactions and entry into any equity line of credit agreement or variable rate transactions. The Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Convertible Notes, existence of a default or event of default under any of the Transaction Documents (as defined in the Convertible Notes), the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company.

The Warrants entitle the holders to purchase 659,968 shares of common stock, respectively. The Warrants are exercisable immediately and have a term of four years. The Warrants each have an exercise price of $5.361 per share, subject to adjustment as set forth therein.

The terms of the each of the Convertible Notes and the Warrants provide for anti-dilution protection for issuances of common stock at a price per share less than the price equal to the conversion price or exercise price, as applicable, subject to approval by the Company’s stockholders.

The Convertible Notes, Warrants and the shares of common stock issuable upon conversion and exercise of the Convertible Notes and Warrants (the “Underlying Shares”) have not been registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Each Investor acquired the securities for investment and acknowledged that it is an accredited investor as defined by Rule 501 under the Securities Act. The Convertible Notes, Warrants and Underlying Shares may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company and the Investor entered into a Registration Rights Agreement (the “PIPE Registration Rights Agreement”), pursuant to which the Company has agreed to register the Underlying Shares on a registration statement on Form S-3 (the “Registration Statement”) to be filed with the SEC within 30 days after the date of the issuance of the Convertible Notes and Warrants and to cause the Registration Statement to be declared effective under the Securities Act no later than 90 days after the date of the Purchase Agreement. If certain of the Company’s obligations under the Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to the Investor. The Company filed the Registration Statement on August 11, 2025, but the Registration Statement is not yet effective.

Security Agreement

The Company also entered into a Security Agreement (the “Security Agreement”) with the Investor, as collateral agent, the Investor and such holders of the Convertible Notes as may be issued in the future (together with the Investors, the “Secured Parties”). Pursuant to the Security Agreement, the Secured Parties were granted a security interest in certain of the Company’s personal property to secure the payment and performance of all of the Company’s obligations under the Convertible Notes, Warrants, Purchase Agreement, Registration Rights Agreement and Security Agreement (together, the “Transaction Documents”).

Hudson Equity Line of Credit

On February 14, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company had the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Hudson Total Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “Hudson ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Purchase Agreement, the Company issued to Hudson 7,500 shares of common stock, valued at $159,000, following the execution of the Hudson Equity Purchase Agreement (the “Hudson Commitment Shares”).

From and after the initial satisfaction of the conditions to our right to commence sales to Hudson under the Hudson Equity Purchase Agreement (such event, the “Hudson Commencement,” and the date of initial satisfaction of all such conditions, the “Hudson Commencement Date”), the Company was able to direct Hudson to purchase shares of common stock at a purchase price per share equal to the lesser of (i) 92% of the closing price of the Company’s common stock, as listed on Nasdaq, on the trading day immediately preceding the respective Put Date (the “Hudson Initial Purchase Price”), or (ii) 92% of the lowest closing price of the Company’s common stock on the Nasdaq Capital Market on any trading day during the period beginning on the Put Date (as defined in the Hudson Purchase Agreement) and continuing through the date that is three trading days immediately following the Clearing Date (as defined in the Hudson Purchase Agreement) associated with the applicable Hudson Put Notice (such three trading day period is the “Hudson Valuation Period”, and the price is the “Hudson Market Price”), on such date on which the Hudson Purchase Price is calculated in accordance with the terms of the Hudson Equity Purchase Agreement. The Company controlled the timing and amount of any such sales of common stock to Hudson.

During the three and six months ended June 30, 2025 the Company sold zero and 17,925 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $13.60, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

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

InPvP Platform Generated Sales Transactions

Through a relationship with Microsoft, the owner of Minecraft, we operated a Minecraft server world for players playing the game on consoles and tablets. We were one of seven partner servers with Microsoft that, while “free to play,” monetize the players through in-game micro transactions. We generated in-game platform sales revenue from the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, leveraged the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue was generated when transactions were facilitated between Microsoft and the end user, either via in-game currency or cash.

InPvP revenues were generated from single transactions for various distinct digital goods sold to users in-game. Microsoft processed sales transactions and remited the applicable revenue share to us pursuant to the terms of the Microsoft agreement.

Revenue for digital goods sold on the platform is recognized when Microsoft (our partner) collects the revenue and facilitates the transaction, including delivery of digital goods, on the platform. Revenue for such arrangements included all revenue generated, make goods, and refunds of all transactions managed via the platform by Microsoft. Payments were made to the Company monthly based on the sales revenue generated on the platform.

Refer to “Sale of Mineville” below for information concerning the sale of InPvP, LLC in May 2025.

Revenue was comprised of the following for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Media and advertising	$1,476,000	$1,734,000	$2,748,000	$3,099,000
Publishing and content studio	1,391,000	2,204,000	2,658,000	4,742,000
Direct to consumer	134,000	178,000	313,000	484,000
	$3,001,000	$4,116,000	$5,719,000	$8,325,000
Revenue Recognition:
Single point in time	42%	46%	41%	39%
Over time	58%	54%	59%	61%
Total	100%	100%	100%	100%

Contract assets totaled $166,000 at June 30, 2025 and $372,000 at December 31, 2024. Contract liabilities totaled $1,036,000 at June 30, 2025, $50,000 at December 31, 2024, and $399,000 at December 31, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized related to contract liabilities as of the beginning of the respective period	$10,000	$13,000	$10,000	$234,000

In accordance with FASB ASC Topic 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts with customers, these reporting requirements are not applicable pursuant to FASB ASC Topic 606-10-50-14, as the performance obligations are part of contracts that have original durations of one year or less.

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

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the condensed consolidated statements of operations. Advertising expense for the three and six months ended June 30, 2025 was $4,000 and $22,000, respectively. Advertising expense for the three and six months ended June 30, 2024 were $13,000 and $56,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. At each balance sheet date, the Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable forecasts of future economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when they are determined to be uncollectible. As of June 30, 2025 and December 31, 2024, no allowance for expected credit losses was deemed necessary.

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

When conducting the Company’s annual or interim goodwill impairment assessment, we have the option to initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in FASB ASC Topic 350 “Intangibles – Goodwill and Other”, which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances.

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

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Sales, marketing and advertising	$163,000	$132,000	$251,000	$254,000
Engineering, technology and development	8,000	6,000	13,000	17,000
General and administrative	305,000	160,000	495,000	359,000
Total noncash stock compensation expense	$476,000	$298,000	$759,000	$630,000

Approval of the 2025 Omnibus Equity Incentive Plan

On June 9, 2025, the stockholders of the Company approved the 2025 Omnibus Stock Incentive Plan (the “2025 Plan”) which (i) reserves thereunder 75,000 shares for issuance in the form of restricted stock units (“RSUs”) and stock option grants (“Option Grants”), among other derivative securities, and (ii) provides for the integration of one hundred percent (100%) of the reserved shares available under the Company’s existing 2014 Stock Option and Incentive Plan (the “2014 Plan”) including (a) all shares of common stock reserved and unaffiliated with any issued and outstanding restricted stock units and stock option grants under the 2014 Plan totaling 3,708 shares, (b) all shares of common stock relating to unvested restricted stock units under the 2014 Plan totaling 3,204 shares, and (c) all shares of common stock relating to issued and outstanding stock option grants totaling 8,433. In connection with the adoption of the 2025 Plan, the Board also approved the cancellation of all issued and outstanding stock options under the 2014 Plan (2014 Plan Canceled Awards”).

Concurrent with the cancellation of the 2014 Plan Canceled Awards the Board approved the issuance of 70,900 equity awards under the 2025 Plan, comprised of 40,104 stock options and 30,796 RSUs to employees with the following general terms: 1) exercise price of $5.08 per share for stock options, 2) shares of common stock associated with all RSUs valued at $5.08 per share, the closing price of the Company’s common stock on the grant date, and 3) RSU and Option grants to vest at the rate of 1/24th per month in arrears (“2025 Exchanged Awards”).

Unrecognized compensation expense related to the awards cancelled under the 2014 Plan totaled $408,000 which will be recognized prospectively over the remaining modified service period of 2 years. Total incremental compensation cost related to the 2025 Exchanged Awards totaled $307,000, $165,000 of which related to vested awards as of the modification date and was recognized as expense immediately in the statement of operations for the three months ended June 30, 2025, and $141,000 related to unvested awards which will be recognized prospectively over the remaining modified service period of 2 years.

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed consolidated balance sheets. Deferred financing costs, included in prepaid expense and other current assets, at June 30, 2025 and December 31, 2024, totaled $63,000 and $64,000, respectively.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the condensed consolidated balance sheets as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the condensed consolidated statements of operations. For the three and six months ended June 30, 2025, debt financing costs expensed as incurred in connection with debt financings totaled $7,000 and $139,000, respectively. For the three and six months ended June 30, 2024, debt financing costs expensed as incurred in connection with debt financings totaled $0 and $0, respectively.

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

Debt Modifications

Modifications to debt obligations are initially analyzed to determine whether the modification qualifies as a troubled debt restructuring (“TDR”). A modification is a troubled debt restructuring if both (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. In determining if a company is experiencing financial difficulties for a TDR, as contemplated by the applicable standard, several factors are considered including whether the company is currently in payment default on any debt, if there is a high probability of future default without modification, bankruptcy considerations, or if there is substantial doubt about the company’s ability to continue as a going concern. A lender is granting a concession when the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt. The recognition and measurement of the impact of a TDR on the financial statements depends on whether the future undiscounted cash flows specified by the new terms are greater (gain is recorded in the condensed consolidated statements of operations for the difference) or less (no gain is recorded in the condensed consolidated statements of operations for the difference) than the carrying value of the debt.

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

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales, if any, are included in the statements of income. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheets at fair value.

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

Reportable Segments

The Company utilizes the management approach to identify the Company’s operating segments, based on information reported internally to the Chief Operating Decision Maker (“CODM”) to make resource allocation and performance assessment decisions. The Company’s CODM is the Company’s Chief Executive Officer.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
Number of customers > 10% of revenue / percent of revenue	Three	/	48%	Two	/	40%	Two	/	31%	Two	/	26%

Revenue concentrations were comprised of the following revenue categories:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Media and advertising	47%	23%	17%	11%
Publishing and content studio	1%	17%	14%	15%
	48%	40%	31%	26%

	June 30, 2025			December 31, 2024

Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	65%	Three	/	45%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	11%	Two	/	21%

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

Common stock underlying all outstanding stock options, restricted stock units and warrants, totaling 148,000 and 54,000 at June 30, 2025 and 2024, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the conversion of outstanding preferred stock totaling 246,000 and 304,000 at June 30, 2025 and 2024, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. Common stock potentially issuable in connection with the exercise of outstanding additional investment rights, as described at Note 6, totaling 486,000 and 210,000 at June 30, 2025 and 2024, respectively, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

A reconciliation of net loss to net loss attributable to common stockholders is as follows for the three and six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,783,000)	$(2,455,000)	$(7,013,000)	$(7,715,000)
Preferred Dividends paid in shares of common stock	(100,000)	(1,592,000)	(101,000)	(1,596,000)
Net loss attributable to common stockholders	$(2,883,000)	$(4,047,000)	$(7,114,000)	$(9,311,000)

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

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or income tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realization of such assets.

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

On July 4, 2025, H.R.1 – 119th Congress (2025-2026)(“H.R.1”) was signed into law. H.R.1 introduces changes to United States tax policy, trade regulations, and federal spending priorities. Key provisions include the extension and modification of tax provisions from the 2017 Tax Cuts and Jobs Act, modification of certain energy-related tax credits and incentives, and timing of deductions related to certain domestic expenses. The Company is currently assessing the potential implications of the legislation on its operations and on our condensed consolidated financial statements

Contingencies

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

The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

January 1, 2025

Recently Issued Accounting Pronouncements.

Accounting standards updates (“ASU”) applicable to the Company that were recently issued are summarized below.

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

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures.

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

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures.

Fiscal years beginning after December 15, 2026

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2025	December 31, 2024	Weighted Average Amortization Period (Years)

Partner and customer relationships	$7,316,000	$7,645,000	6.5
Capitalized software development costs	4,974,000	4,774,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,920,000	3,931,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	745,000	745,000	5.5
	20,291,000	20,431,000	5.0
Less: accumulated amortization	(17,442,000)	(16,361,000)
Intangible assets, net	$2,849,000	$4,070,000

Amortization expense included in operating expense for the three and six months ended June 30, 2025 totaled $540,000 and $1,081,000, respectively. Amortization expense included in operating expense for the three and six months ended June 30, 2024 totaled $604,000 and $1,286,000, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2025 and future fiscal years as follows:

For the years ending December 31,
2025 remaining	$1,010,000
2026	1,196,000
2027	445,000
2028	185,000
2029	13,000
Thereafter	-
$2,849,000

Sale of Mineville

On May 19, 2025, the Company entered into the Mineville Purchase Agreement with Mineville, LLC a Delaware limited liability company, pursuant to which the Company agreed to sell, and Purchaser agreed to purchase 100% of the Interests of InPvP. Prior to the Mineville Sale, InPVP was a wholly owned subsidiary of the Company that owned and operated the Company’s Mineville digital offering. The closing of the Mineville Sale occurred simultaneously with the execution of the Mineville Purchase Agreement. The Purchaser paid cash consideration totaling $350,000 at the Mineville Closing to acquire the Interests.

The parties also agreed upon separate terms for an ongoing commercial relationship whereby the Company was granted the rights to ad sales and brand integration to all of Purchaser’s Microsoft servers for a term of two years. The Company will have exclusive Sales Rights for the first year of the Sales Term, and during the second year the Sales Rights will be non-exclusive. During the Sales Term, the revenue generated from the Sales Rights will be allocated among the Company and Purchaser as follows: (i) the Company will retain 60% of the net revenue until gross sales revenue exceeds $1.0 million; (ii) after gross sales revenue exceed $1.0 million, the Company will retain 50% of the net revenue through the remainder of the Sales Term; and (iii) if gross sales revenue exceeds $1.5 million during the Sales Term, the Sales Term shall renew automatically for one additional year on the same terms as the second year of the Sales Term.

The net carrying value of Mineville assets sold totaled $350,000 as of May 19, 2025, which historically were included in intangible assets, net in the condensed consolidated balance sheets, resulting in no gain or loss in connection with the Mineville Sale.

Sale of Minehut

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the Board. Pursuant to the GS Agreement entered into by and between Super League and GamerSafer, the Company received $1.0 million of purchase consideration for the Minehut Assets, which amount was paid by GamerSafer in revenue and royalty sharing in fiscal year 2025 and 2024, as described in the GS Agreement. Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed consolidated balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statements of operations for the six months ended June 30, 2024. The Minehut Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three and six months ended June 30, 2025, totaled $100,000 and $343,000, respectively. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three and six months ended June 30, 2024, totaled $0 and $0, respectively. From the date of sale of the Minehut Assets through June 30, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $1,000,000.

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

The change in fair value, which is included in contingent consideration expense in the condensed consolidated statement of operations for the applicable periods present was comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Beginning balance	$124,000	$636,000	$138,000	$538,000
Contingent Consideration – Initial accrual – May 2023	-	-	-	-
Change in fair value(3)	-	(178,000)	(14,000)	(80,000)
Contingent consideration payments (2)	(8,000)	(122,000)	(8,000)	(122,000)
Accrued contingent consideration(1)	$116,000	$336,000	$116,000	$336,000

(1)

As of June 30, 2025, the accrual for the final Melon Second Earn Out Period was comprised of the cash portion of the earn out payment. As of June 30, 2024, the accrual for the Second Earn Out Period included 2,105 shares of common stock valued at $32.00, the closing price of our common stock as of June 30, 2024.

(2)

In April 2025, the Company paid Melon Accrued Contingent Consideration related to the Melon Second Earn Out Period, comprised of 894 shares of our common stock valued at $8,000. In May 2024, the Company paid Melon Accrued Contingent consideration related to the Melon First Earn Out Period, comprised of $32,000 of cash payments and payment of 1,803 shares of our common stock valued at $90,000.

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

Pursuant to the terms and subject to the conditions of the Super Biz Purchase Agreement, up to an aggregate amount $11.5 million would be payable to Super Biz and the Founders in connection with the achievement of certain revenue milestones for the period from the Super Biz Closing Date until December 31, 2022 (“Initial Earn Out Period”) and for the fiscal year ending December 31, 2023 (the “Super Biz Contingent Consideration”) (“Super Biz Earn Out Periods”). The Super Biz Contingent Consideration was payable in the form of both cash and shares of the Company’s common stock, in equal amounts, as more specifically set forth in the Super Biz Purchase Agreement.

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

As described below, in August 2024 the accrued Super Biz Contingent Consideration, comprised solely of the cash portion of the continent consideration for the final earn out period, was converted into a unsecured promissory note. The net change in fair market value related to accrued Super Biz Contingent Consideration for the three and six months ended June 30, 2024 totaled $27,000 and $9,000, respectively. Accrued contingent consideration expense related to accrued Super Biz Consideration for the three and six months ended June 30, 2024 totaled $0 and $142,000, respectively.

Issuance of Promissory Note. In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the accrued contingent consideration outstanding related to the final earn out period, with a principal amount totaling approximately $1.8 million, whereby the Company was obligated to pay the outstanding contingent consideration on the following repayment terms (“Super Biz Note”):

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

Interest accrued on the outstanding principal at the rate of 8.5% per annum, and accrued until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date; provided, however, during the existence of an event of default, as defined in the Super Biz Note, interest shall accrue on all outstanding principal at the contractual default rate, as defined in the Super Biz Note. Super Biz Note related interest expense for the three and six months ended June 30, 2025 totaled $55,000 and $92,000, respectively.

All outstanding principal and accrued interest may be prepaid by the Company prior to the Maturity Date at the election of the Company. Upon the occurrence of any event of default, as defined in the Super Biz Note, the Founders may at any time declare all unpaid obligations to be immediately due and payable.

Restricted Common Stock Issuance. In addition, in connection with the August 2024 issuance of the Super Biz Note, the Company issued 6,563 shares of the Company’s common stock to the Founders in January 2025.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a loss on extinguishment totaling $336,000 was recorded in the condensed consolidated statements of operations for the year ended December 31, 2024, primarily comprised of the fair value of the 6,563 shares of restricted stock (based on closing price of our common stock on the date of issuance of the Super Biz Note) issued, as described above.

The default interest provision included in the Super Biz Note represents an embedded derivative with an initial fair value of $171,000 as of August 1, 2024, the date of issuance of the Super Biz Note. The fair value of the derivative liability is included in the condensed consolidated balance sheets in “Promissory note - contingent consideration,” and is required to be marked to market at each balance sheet date. As of June 30, 2025 and December 31, 2024 the fair value of the default interest provision derivative liability was $0 and $77,000, respectively. The change in fair value of the default interest provision derivative liability (included in other income (expense) in the condensed consolidated statements of operation) for the three and six months ended June 30, 2025 totaled $32,000 and $77,000, respectively.

On June 13, 2025, the Company entered into: (a) Amendment No. 1 to Super Biz Note (the “Drozdov Amendment”), originally issued on August 1, 2024, to Sam Drozdov (“Drozdov”)(the “Drozdov Note”); (b) Amendment No. 1 to Super Biz Note (the “Khakshoor Amendment”), originally issued on August 1, 2024, to Ben Khakshoor (“Khakshoor”) (the “Khakshoor Note”); and (c) Amendment No. 1 to Super Biz Note (the “Firepit Amendment”, and collectively with the Drozdov Amendment and the Khakshoor Amendment, the “Super Biz Note Amendments”), originally issued on August 1, 2024, to Firepit Partners Co. (f/k/a Bloxbiz Co.) (“Firepit”, and collectively with Drozdov and Khakshoor, the “Super Biz Lenders”) (the “Firepit Note”, and collectively with the Drozdov Note and the Khakshoor Note, the “Super Biz Amended Notes”).

Pursuant to the Super Biz Note Amendments: (a) the maturity date for each of the Super Biz Amended Notes was extended to August 1, 2025 (the “Amended Maturity Date”); and (b) beginning on June 1, 2025, through the Amended Maturity Date, the interest rate on each of the Super Biz Amended Notes was increased to 20%. As consideration for entering into the Super Biz Note Amendments, the Company agreed to pay: (y) two payments of $18,750 to each of Drozdov and Khakshoor; and (y) two payments of $12,500 to Firepit (collectively, the “Consideration Payments”). The first Consideration Payment was paid on June 15, 2025, and the second Consideration Payment was made on July 15, 2025. Refer to Note 8, “Subsequent Events” for additional information.

The modification of the Super Biz Note was accounted for as a modification as the lender did not grant any concessions and the debt terms were not determined to be “substantially different” from the original debt as described at Note 2.

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

Pursuant to the Agile I Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Agile I Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engaged in the management of the Company without prior notice to Agile, (c) a change in control of the Company or otherwise approve the liquidation or dissolution of the Company or its Subsidiary (collectively, a “Change in Business, Management, or Ownership”), or (d) the Term Loan is accelerated upon the occurrence of an Event of Default, the Company shall be required to immediately pay to Agile an amount equal to the sum of: (i) all outstanding principal of the Agile I Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts. The Company is allowed to make a full or partial prepayment of any or all of the obligations arising under the Agile I Loan Agreement and the Agile I Note, provided the Company shall be obligated to pay a contractual prepayment fee.

The Agile I Loan Agreement imposed various restrictions on the activities of the Company, including, subject to certain exceptions set forth in the Agile I Loan Agreement (including, without limitation, the pending transactions with Infinite Reality, Inc.), a prohibition on: (i) creating, incurring, assuming, or being liable for any indebtedness, or allow the Subsidiary to do so (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); (ii) any Change in Business, Management, or Ownership; (iii) fundamental changes to the Company or its subsidiaries (including certain consolidations, mergers and sales/transfers of assets outside the ordinary course of business, and limitations on the ability of the Company and its Subsidiary to grant liens upon their property or assets); (iv) pay any dividends (other than dividends payable solely in capital stock) or make any distribution or payment in respect of or redeem, retire or purchase any capital stock; (v) enter into certain transactions with the Company’s affiliates; (vi) make or permit any payment on any debt that is subordinate to the obligations under the Agile I Loan Agreement and the Agile I Note (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); and (vi) other than in the ordinary course of business, entering into any material agreement, or terminating or materially amending a material agreement.

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

1800 Diagonal Lending I

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

Pursuant to the Diagonal Note, the following events, among other things, constitute an Event of Default: (i) failure to pay principal and interest when due; (ii) the Company fails to issue shares of common stock upon exercise of Diagonal’s conversion rights under the Diagonal Note; (iii) the Company’s breach of any material covenant or other material term or condition in the Diagonal note or the Diagonal Agreement, and such breach continues for a period of 20 business days after written notice from Diagonal; (iv) any breach of the representations and warranties set forth in both the Diagonal Agreement and the Diagonal Note; (v) the Company institutes any assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business; (vi) the Company institutes, or any proceeding is instated against the Company, relating to any bankruptcy, insolvency, reorganization, or liquidation proceedings; (vii) the Company fails to maintain the listing of its common stock on Nasdaq or on the Over The Counter boards or an equivalent exchange; (viii) the Company failing to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or ceases to be subject to the reporting requirements of the Exchange Act; (ix) the Company institutes any dissolution, liquidation, or winding up of the Company or any substantial portion of its business; (x) the restatement of any financial statements filed by the Company with the Securities and Exchange Commission, if the result of such restatement would have constituted a material adverse effect on the rights of Diagonal; (xi) the Company proposes to replace its transfer agent and fails to provide a fully executed irrevocable transfer agent instructions signed by the successor transfer agent; and (xii) a breach or default by the Company of any covenant or other term or condition contained in any other agreement by the Company, after the passage of all applicable notice and cure or grace periods (each individually an “Event of Default”, and collectively, “Events of Default”).

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the six months ended June 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

1800 Diagonal Lending II

On May 12, 2025 (the “Diagonal II Effective Date”), the Company and Diagonal entered into a Securities Purchase Agreement (the “Diagonal II Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal II Note”) in the principal amount of $145,200 (the “Diagonal II Principal”), for which the Diagonal II Note, among other things, (a) matures on February 15, 2026 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal II Maturity Date”), (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal II Note was issued (the “Diagonal II Issuance Date”) until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest begins to accrue on the Diagonal II Issuance Date but shall not be payable until the Diagonal II Note becomes payable, and (d) interest will accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal II Note, or during an Event of Default.

Pursuant to the Diagonal II Note, Diagonal has the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal II Effective Date and ending on the earlier of (a) the Diagonal II Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal II Note into fully paid and non-assessable shares of common stock at a price equal to 75% multiplied by the Market Price (as defined below) (the “Conversion Price”).  For purposes of the Diagonal II Note: (x) the “Market Price” means the lowest Trading Price for the Company’s common stock during the 10 trading ending on the latest complete trading day prior to the Diagonal II Conversion Date; (y) the “Trading Price” means the closing price (or bid, if applicable) of the Company’s common stock as listed (or quoted, as applicable) on the principal securities exchange or trading market where it is listed or traded; and (z) the “Diagonal II Conversion Date” means the date specified in the applicable notice of conversion, delivered to the Company by Diagonal in accordance with the Diagonal II Note.

Pursuant to the Diagonal II Note, the following events, among other things, constitute an Event of Default: (i) failure to pay principal and interest when due; (ii) the Company fails to issue shares of common stock upon exercise of Diagonal’s conversion rights under the Diagonal II Note; (iii) the Company’s breach of any material covenant or other material term or condition in the Diagonal II Note or the Diagonal II Agreement, and such breach continues for a period of 20 business days after written notice from Diagonal; (iv) any breach of the representations and warranties set forth in both the Diagonal II Agreement and the Diagonal II Note; (v) the Company institutes any assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business; (vi) the Company institutes, or any proceeding is instated against the Company, relating to any bankruptcy, insolvency, reorganization, or liquidation proceedings; (vii) the Company fails to maintain the listing of its common stock on Nasdaq or on the Over The Counter boards or an equivalent exchange; (viii) the Company failing to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or ceases to be subject to the reporting requirements of the Exchange Act; (ix) the Company institutes any dissolution, liquidation, or winding up of the Company or any substantial portion of its business; (x) the restatement of any financial statements filed by the Company with the Securities and Exchange Commission, if the result of such restatement would have constituted a material adverse effect on the rights of Diagonal; (xi) the Company proposes to replace its transfer agent and fails to provide a fully executed irrevocable transfer agent instructions signed by the successor transfer agent; and (xii) a breach or default by the Company of any covenant or other term or condition contained in any other agreement by the Company, after the passage of all applicable notice and cure or grace periods (each individually an “Event of Default”, and collectively, “Events of Default”).

Upon the occurrence and during the continuation of any Event of Default that is enumerated in Section 3.2 of the Diagonal II Note, the Diagonal II Note shall become immediately due and payable, and the Company shall pay to Diagonal an amount equal to the Default Amount (as defined below), multiplied by two.  For other Events of Default not enumerated in Section 3.2 of the Diagonal II Note, the Diagonal II Note shall become immediately due and payable in an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Diagonal II Note, plus (b) accrued and unpaid interest on the unpaid principal amount of the Diagonal II Note to the date of payment, plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and/or (b), plus (d) any amounts owed to Diagonal pursuant to Sections 1.3 and 1.4(g) of the Diagonal II Note (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (b), (c) and (d) shall collectively be known as the “Default Amount”) and all other amounts payable under the Diagonal II Note shall immediately become due and payable, together with all costs, including, without limitation, legal fees and expenses, of collection, and Diagonal shall be entitled to exercise all other rights and remedies available at law or in equity.

Pursuant to the Diagonal II Note, Diagonal is prohibited from converting any portion of the Note that, if such conversion was effectuated, would cause the Company to issue to the Lender shares of the Company’s common stock in excess of 19.99% of the issued and outstanding shares of common stock  immediately prior to the issuance of the Note.

The Diagonal II Note was issued with an Original Issue Discount of 9.09% (the “OID”), with net proceeds to the Company of $125,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the six months ended June 30, 2025), and other estimated offering expenses.  The Company used the net proceeds from the offering for working capital and general corporate purposes.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees, (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes are scheduled to occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025. As of June 30, 2025, $1.1 million of the Notes were funded, with an additional $150,000 funded subsequent to June 2025. Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”).

The Belleau Interest that accrues on each respective Belleau Note is payable on each respective Belleau Maturity Date in the form of restricted shares of the Company’s common stock equal to 20% of the Belleau Principal, calculated at a price per share of $14.00. In the event of a prepayment of any Belleau Note by the Company, the Belleau Interest will be payable in full at the time of such prepayment.

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

On August 11, 2025, the Company and Belleau entered into an Amended & Restated Unsecured Promissory Note, pursuant to which the Belleau Principal was reduced to $1,250,000.  The Company used the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes.

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

On June 13, 2025, the Company entered into an amendment to the RP Note (the “RP Amendment”). Pursuant to the Amendment: (a) the maturity date of the RP Note was extended to November 19, 2026; (b) beginning on November 19, 2025, interest will no longer accrue on the remaining Principal outstanding; and (c) the Company agreed to make monthly payments of $175,000, with such payments to start on November 19, 2025, and continue thereafter for twelve months, at which time the RP Note will be paid in full.

The Agile I Note, Agile II Note, Diagonal I Note, Diagonal II Note, Belleau Note and the RP Note are accounted for at fair value as described in Note 2, and measured using Level 3 inputs with the following impact on the condensed consolidated financial statements for the applicable periods referenced:

	Agile I Note	Agile II Note	Belleau Note	Diagonal I Note	Diagonal II Note	RP Note

Gross Proceeds	$1,850,000	$2,500,000	$1,100,000	$300,000	$145,000	$1,500,000
Proceeds net of original issue discount	-	-	-	286,000	132,000	-
Fair Value at issuance date	2,132,000	3,205,000	894,000	247,000	123,000	1,343,000
Difference between proceeds and fair value at issuance(2)	282,000	705,000	(206,000)	(39,000)	(9,000)	(157,000)
Note balance – December 31, 2024	1,454,000	-	-	-		1,500,000
Fair value – December 31, 2024	1,679,000	-	-	-		1,438,000
Note balance – June 30, 2025	-	1,331,000	1,100,000	300,000	145,000	1,500,000
Fair value – June 30, 2025	-	1,283,000	888,000	271,000	115,000	1,473,000
Interest paid during the three months ended June 30, 2025	-	426,000	-	-	-	-
Interest paid during the six months ended June 30, 2025	563,000	656,000	-	-	-	-
Change in fair value - three months ended June 30, 2025(2)	-	164,000	(4,000)	24,000	(8,000)	(121,000)
Change in fair value - six months ended June 30, 2025(2)	(178,000)	67,000	(6,000)	24,000	(8,000)	35,000
Debt issue costs (1)	180,000	125,000	-	7,000	7,000	-
Interest Rate / Discount rate	42%/42%	42%/42%	20%/42%	10%/42%	10%/42%	40%/42%

(1)

Debt issue costs incurred in connection with the Agile Loan included administrative fee of $92,500 to the collateral agent and advisor fees. Debt issuance costs are reflected in “other expense” in the condensed consolidated statements of operations.

(2)	Reflected in interest expense in the condensed consolidated statements of operations.

Accounts Receivable Financing Facility

Super League Enterprise, Inc. and certain of its subsidiaries (collectively with the Company, the “Borrowers”), entered into a Financing and Security Agreement (the “SLR Agreement”) with SLR Digital Finance, LLC (“Lender”), effective December 17, 2023 (the “Facility Effective Date”). Pursuant to the SLR Agreement, Lender may, from time to time and in its sole discretion, make certain cash advances to the Company (each an “Advance”, and collectively, “Advances”), against the face amounts of certain uncollected accounts receivable of the Borrowers on an account-by-account basis (each, a “Financed Account”, and collectively, the “Accounts”), at a rate of 85% multiplied by the face value of such Account (the “Advance Rate”), less any reserved funds and any other amounts due to Lender from Borrowers, up to a maximum aggregate Advance amount of $4,000,000 (the “Maximum Amount”)(collectively, the “AR Facility”). Upon receipt of any Advance, Borrowers will have assigned all of its rights in such receivables and all proceeds thereof. The proceeds received from the Facility will be used to fund general working capital needs. On June 10, 2025, the AR Facility was terminated.

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

Total amounts advanced and repaid under the AR Facility for the applicable periods presented are reflected in financing activities in the condensed consolidated statements of cash flows. Interest expense for the three and six months ended June 30, 2025 totaled $37,000 and $45,000, respectively. Interest expense for the three and six months ended June 30, 2024 totaled $14,000 and $33,000, respectively. Commitment fee expense for the three and six months ended June 30, 2025 totaled $63,000 and $73,000, respectively. Commitment fee expense for the three and six months ended June 30, 2024 totaled $10,000 and $20,000, respectively.

6.	STOCKHOLDERS’ (DEFICIT) EQUITY AND EQUITY-LINKED INSTRUMENTS

Preferred Stock

The Company’s initial certificate of incorporation authorized 5,000,000 shares of preferred stock, par value $0.001 per share. In October 2016, the Company’s Board of Directors and a majority of the holders of the Company’s common stock approved an amendment and restatement of the certificate of incorporation which, in part, eliminated the authorized preferred stock. In August 2018, the Board of Directors approved a second amendment and restatement of the Company’s amended and restated certificate of incorporation (the “Second Amended and Restated Charter”) to, in part, increase the Company’s authorized capital to a total of 110.0 million shares, including 10.0 million shares of newly created preferred stock, par value $0.001 per share, authorize the Board of Directors to fix the designation and number of each series of preferred stock, and to determine or change the designation, relative rights, preferences, and limitations of any series of preferred stock. The Second Amended and Restated Charter was approved by a majority of the Company’s stockholders in September 2018, and was filed with the State of Delaware in November 2018. All references in the accompanying condensed consolidated financial statements to Preferred Stock have been restated to reflect the Second Amended and Restated Charter, and the amendments thereto.

Series AAAA Junior Preferred Stock

On July 11, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series AAAA Jr. (the “Certificate”), designating 3,775,047 shares of Series AAAA Jr. Convertible Preferred Stock (the “Preferred Stock”) in connection with the entry into the Preferred Exchange Agreements.

Common Stock

General

On May 30, 2023, the Company filed an amendment to its Charter, increasing the number of authorized shares of common stock from 100,000,000 to 400,000,000. The Company’s Board of Directors approved the amendment on March 17, 2023, and the Company obtained the approval of the amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

Reverse Stock Split

On June 17, 2025, the Company filed the June 2025 Amendment to its Second Amended and Restated Charter, which became effective as of June 23, 2025, effecting the 2025 Reverse Stock Split. The 2025 Reverse Split was approved by the Company’s Board on June 2, 2025. The Company’s shares began trading on a 2025 Reverse Split-adjusted basis on the Nasdaq Capital Market on June 23, 2025.

As a result of the 2025 Reverse Split, every 40 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock. No fractional shares of common stock were issued as a result of the 2025 Reverse Split. Instead, in lieu of any fractional shares to which a stockholder of record would otherwise be entitled as a result of the 2025 Reverse Split, the Company paid cash (without interest) equal to the value of such fractional share. The 2025 Reverse Split did not modify the rights or preferences of the common stock.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, preferred stock conversion shares, common stock underlying additional investment rights, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the 2025 Reverse Split for all periods presented.

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

		Preferred Stock				Proceeds			Conversion Shares - Common Stock			Other
Series Designation	Closing Date	Conversion Prices(2)(3)(4)(7)	Shares Purchased/ Issued in Exchange(6)	Conversions / Exchanges	Outstanding - June 30, 2025	Gross Proceeds	Fees	Net Proceeds	Original	Conversions / Exchanges(5)	June 30, 2025	Original Placement Agent Warrants(1)
A	November 22, 2022	$496.40	5,359	(5,359)	-	$5,359,000	$697,000	$4,662,000	11,000	(11,000)	-	2,000
A-2	November 28, 2022	$531.60	1,297	(1,297)	-	1,297,000	169,000	1,128,000	2,000	(2,000)	-	-
A-3	November 30, 2022	$536.40	1,733	(1,733)	-	1,733,000	225,000	1,508,000	3,000	(3,000)	-	-
A-4	December 22, 2022	$304.00	1,934	(1,934)	-	1,934,000	251,000	1,683,000	6,000	(6,000)	-	1,000
A-5	January 31, 2023	$443.60	2,299	(2,299)	-	2,299,000	299,000	2,000,000	5,000	(5,000)	-	1,000
AA	April 19, 2023	$377.20/$75.60	7,680	(4,041)	3,639	7,680,000	966,000	6,714,000	102,000	(54,000)	48,000	3,000
AA-2	April 20, 2023	$417.20/$83.60	1,500	(1,500)	-	1,500,000	130,000	1,370,000	18,000	(18,000)	-	-
AA-3	April 28, 2023	$380.00/$76.00	1,025	(1,000)	25	1,025,000	133,000	892,000	13,000	(13,000)	-	-
AA-4	May 5, 2023	$371.20/$74.40	1,026	(526)	500	1,026,000	133,000	893,000	14,000	(7,000)	7,000	-
AA-5	May 26, 2023	$424.00/$84.80	550	(500)	50	550,000	72,000	478,000	6,000	(6,000)	-	-
AAA	November 30, 2023	$66.80	9,388	(2,143)	7,245	5,377,000	645,000	4,732,000	140,000	(32,000)	108,000	19,000
AAA-2	December 22, 2023	$68.40	5,334	(2,186)	3,148	2,978,000	357,000	2,621,000	78,000	(32,000)	46,000	11,000
AAA-Junior	June 26, 2024	$50.00	1,210	(858)	352	1,210,000	145,000	1,065,000	24,000	(17,000)	7,000	4,000
AAA-Junior - 2	July 10, 2024	$50.00	551	(110)	441	551,000	66,000	485,000	11,000	(2,000)	9,000	2,000
AAA-Junior - 3	September 20, 2024	$50.00	697	(70)	627	697,000	84,000	613,000	14,000	(1,000)	13,000	2,000
AAA-Junior – 4	September 30, 2024	$50.00	399	-	399	399,000	48,000	351,000	8,000	-	8,000	1,000
			41,982	(25,556)	16,426	$35,615,000	$4,420,000	$31,195,000	455,000	(209,000)	246,000	46,000

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

(2)

The Conversion price for Series AA Preferred Stock outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred Stock, was adjusted to $104.00 as a result of the Series AA Down Round Feature described below.

(3)

The Conversion prices for the Series AA Preferred Stock outstanding as of November 30, 2023, totaling 7,322 shares of Series AA Preferred Stock, were adjusted to the conversion prices shown in the table above, as a result of the Series AA Down Round Feature described below.

(4)

The triggering of the Down Round Feature for the Series AA Preferred Stock, occurring in August 2023, resulted in a deemed dividend totaling $6,446,000, which was charged to retained earnings in the September 30, 2023 condensed consolidated balance sheet.

(5)	As adjusted to reflect reduction in conversion prices as a result of the Series AA Down Round Feature, described below.
(6)	Series AAA and Series AAA-2 totals include 4,011 and 2,356 preferred shares, respectively, issued in connection with the Exchange Agreements described below.
(7)

In July 2025, as described at Note 8, the conversion prices for the AAA Preferred and the AAA Junior Preferred were adjusted pursuant to the applicable Down Round Feature, described below. The conversion prices for i) AAA, ii) AAA-2, and iii) AAA Junior Preferred stock outstanding were adjusted to $20.08, $20.52, and $15.00, respectively, on the applicable date that the Down Round Feature was triggered.

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

Placement Agent Fees. The Company sold and/or exchanged the shares of preferred stock pursuant to placement agency agreements (the “Placement Agency Agreements”) with Aegis Capital Corporation, a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Placement Agent”) for each series of the Preferred Stock Offerings and the Exchange (as described below). Pursuant to the terms of the Placement Agency Agreements, in connection with the Preferred Stock Offerings and the Exchange, the Company paid the Placement Agent an aggregate cash fee and non-accountable expense allowance as described in the table above by series, and have or will issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase common stock at the amounts and conversion prices disclosed in the table above. With respect to shares of Series AAA Preferred Stock issued in connection with the Exchange, the Placement Agent exchanged previously issued placement agent warrants to purchase 2,210 shares of common stock of the Company that were issued in connection with the Series A and Series AA Preferred Stock offerings, at exercise prices ranging from $304.00 to $536.40 per share, for new placement agent warrants to purchase a total of 8,686 shares of common stock at an exercise price of $66.96 per share and 4,994 shares of common stock at an exercise price of $68.40 per share.

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

Additional Investment Rights (“AIRs”)

Subject to the approval by a majority of the voting securities of the Company (the “Stockholder Approval”), which was obtained on June 9, 2025, pursuant to the Subscription Agreements, Series AAA and AAA Junior Preferred Stock holders shall have the right to purchase shares of a newly designated series of preferred stock of the Company containing comparable terms (except for adjustments to the Conversion Price based on future equity issuances) as the applicable series of preferred stock (the “Series AAA Additional Investment Right”) from the date the SEC declares the related registration statement to be filed with the SEC pursuant to the applicable Registration Rights Agreement (as defined below) effective, to the date that is 18 months thereafter, for an additional dollar amount equal to the applicable initial investment amount at $1,000 per share (the “Original Issue Price”), with a conversion price equal to the original conversion price of the applicable series of preferred stock. No further additional investment rights shall be granted to investors that exercise the Series AAA Additional Investment Rights.

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

Not applicable
Down Round Feature

Subject to the effectiveness of the Stockholder Approval, which was obtained on June 9, 2025, for twenty-four (24) months after the Filing Date, and subject to certain carveouts as described in the Series AAA Certificates of Designation, if the Company conducts an offering at a price per share less than the then effective conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, then in such event the conversion price of the Series AAA Preferred Stock shall be adjusted to the Future Offering Price, but not less than the Conversion Price Floor (as defined in the Series AAA Certificate of Designations).

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

Common Stock Purchase Warrants

Series AAA Junior-3 and Series AAA Junior-4 Warrants. The Series AAA Junior-3 and Series AAA Junior-4 subscription agreements entered into in September 2024, included the sale of an aggregate of 1,096 units (the “Units”), each Unit consisting of (i) one share of newly designated Series AAA-3 Junior Convertible Preferred Stock or Series AAA-4 Junior Convertible Preferred Stock, as reflected in the table above, and (ii) a warrant to purchase 25 shares of the Company’s common stock (the “September 2024 Series AAA Junior Investor Warrants”), at a purchase price of $1,000 per Unit, for aggregate gross proceeds to the Company of approximately $1,096,000.

The Investor Warrants are exercisable at $40.00 per share at the option of the holder, subject to adjustment, are exercisable immediately upon issuance and expire three years from the respective issue dates of the Units, subject to certain beneficial ownership limitations. The Investor Warrants contain customary adjustments in the event of stock splits, stock dividends and other corporate events, and contain price-based anti-dilution protections. Any price-based anti-dilution adjustments were conditioned on, and subject to, stockholder approval, which was received on June 9, 2025.

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

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$78,000	$2,332,000	$348,000	$1,571,000
Change in fair value	(58,000)	(1,667,000)	(328,000)	(906,000)
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	20,000	665,000	20,000	665,000

Placement Agent Warrants:
Beginning balance	140,000	-	587,000	-
Change in fair value	(86,000)	-	(533,000)	-
Subtotal - Fair value of warrant liability – Placement Agent Warrants	$54,000	$-	$54,000	$-

Total fair value of warrant liability	$74,000	$665,000	$74,000	$665,000

(1)	Estimated fair value on the respective dates of issuance.

The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	June 30, 2025			December 31, 2024			June 30, 2024

Expected Volatility	103%	-	107%	101%			98%
Risk–free interest rate	3.68%	-	3.74%	4.27%	-	4.38%	4.21%
Dividend yield	-%			-%			-%
Expected life of options (in years)	2.21	-	4.24	2.71	-	4.74	3.89	-	4.47

Preferred Stock Dividends

The Company paid common stock dividends on outstanding preferred stock for the periods presented, as follows:

Three and Six Months Ended June 30, 2025:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-5	February 4, 2025	54	$1,000
Series AA	April 28, 2025	6,359	89,000
Series AA-3	May 1, 2025	66	1,000
Series AA-4	May 21, 2025	1,348	9,000
Series AA-5	May 30, 2025	118	1,000
		7,945	$101,000

Three and Six Months Ended June 30, 2024:

Series Designation	Date	Dividend Shares	Fair Value of Shares Issued (1)
Series A-5	January 31, 2024	55	$4,000
Series AA	April 19, 2024	11,907	662,000
Series AA-3	April 29, 2024	1,029	60,000
Series AA-4	May 6, 2024	1,387	77,000
Series AA-5	May 30, 2024	1,297	65,000
Total		15,675	$868,000

(1)	Fair valued based on the closing price of the Company’s common stock on the respective common stock dividend payment date.

Dividend Acceleration. In June 2024, certain existing holders of Series A, AA and AAA Preferred Stock executed Series AAA Junior Preferred Stock Offering related dividend acceleration agreements (“June 2024 Dividend Acceleration Agreements”) pursuant to which, in exchange for participation in the Series AAA Junior Preferred Stock Offering at or above a predefined threshold, all applicable remaining common stock dividends related to their existing Series A, AA and / or AAA Preferred Stock holdings were accelerated. A total of 23,076 shares of common stock dividends were paid in July 2024 pursuant to the June 2024 Dividend Acceleration Agreements, with a fair value of $729,000, based on the closing price of the Company’s common stock on June 30, 2024, which is reflected as a charge to accumulated deficit and accrued liabilities as of June 30, 2024.

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

The Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included a $34.40 implied common stock price, conversion prices ranging from $75.44 to $530.00 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 5.13% to 5.36%, terms ranging from 0.42 years to 0.92 years and volatility assumptions ranging from 79% to 91%.

In connection with the modification to the Series AA AIRs described above, Series AA AIRs with initial underlying common shares totaling 16,074, were modified as described above, resulting in an incremental increase in fair value totaling $294,000 which was charged to additional paid in capital as a Series AAA Junior Preferred Stock Offering financing costs in June 2024. As a result of the reduction of the Series AA AIRs conversion price, total common shares underlying the modified Series AA AIRs increased to 80,381 shares.

Common Stock Issuances

Equity Financings

On May 30, 2025, the Company entered into a securities purchase agreement (the “May III Purchase Agreement”) with certain investors, which provided for the sale and issuance by the Company in a registered direct offering (the “May III Offering”) of an aggregate of (i) 79,750 shares of the Company’s common stock, at a purchase price of $4.80 per share (the “May III Shares”), and (ii) pre-funded warrants to purchase up to 59,833 shares of common stock at a purchase price of $4.79 per pre-funded warrant (the “May III Pre-Funded Warrants” and, together with the May III Shares, the “May III Securities”), which represents the per share price for the May III Shares less the exercise price of $0.00001 per share. The May III Offering closed on June 2, 2025. The aggregate gross proceeds to the Company from the May III Offering were approximately $670,000, before deducting placement agent commissions and other estimated offering expenses. The Company utilized the net proceeds of the May III Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

On May 30, 2025, the Company also entered into a placement agent agreement (the “May III Placement Agent Agreement”) with Aegis Capital Corp. (the “Placement Agent”). Pursuant to the terms of the May III Placement Agent Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the securities in the May III Offering. The Company agreed to pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds from the sale of the May III Securities. The Company also agreed to reimburse the Placement Agent for certain expenses.

On May 29, 2025, the Company entered into an underwriting agreement (the “May II Underwriting Agreement”) with Aegis Capital Corp., (the “Underwriter”), relating to the Company’s public offering (the “May II Offering”) of 104,167 shares (the “May II Shares”) of its common stock. Pursuant to the May II Underwriting Agreement, the Company also granted the Underwriter a 45-day option (“May II Option”) to purchase an additional 10,417 shares of common stock (the “May II Option Securities”, and together with the Shares, the “May II Securities”). On May 30, 2025, the Company issued the May II Shares and closed the May II Offering at a public price of $4.80 per share, for net proceeds to the Company of approximately $380,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company utilized the net proceeds of the May II Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness. On May 29, 2025, the Underwriter delivered notice to the Company that it elected to exercise the May II Option with respect to an aggregate of 10,417 May II Option Securities. The closing of the sale of the May II Option Shares occurred on May 30, 2025.

On May 9, 2025, the Company entered into an underwriting agreement (the “May I Underwriting Agreement”) with the Underwriter, relating to the Company’s public offering (the “May I Offering”) of 127,941 shares (the “May I Shares”) of its common stock, par value $0.001 per share. Pursuant to the May I Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“May I Option”) to purchase an additional 19,191 shares of common stock (the “May I Option Securities”, and together with the Shares, the “May I Securities”). On May 12, 2025, the Company issued the firm May I Securities and closed the May I Offering at a public price of $6.80 per share, for net proceeds to the Company of approximately $700,400 after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. On May 14, 2025, the Underwriter partially exercised its May I Option and purchased an additional 15,441 shares of common stock at a price of $6.80 per share, before deducting underwriting discounts. The issuance by the Company of the May I Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company. The Company utilized the net proceeds of the May I Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

Hudson Equity Line of Credit

On February 14, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company had the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Hudson Total Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “Hudson ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Purchase Agreement, the Company issued to Hudson 7,500 shares of common stock, valued at $159,000, following the execution of the Hudson Equity Purchase Agreement (the “Hudson Commitment Shares”).

From and after the initial satisfaction of the conditions to our right to commence sales to Hudson under the Hudson Equity Purchase Agreement (such event, the “Hudson Commencement,” and the date of initial satisfaction of all such conditions, the “Hudson Commencement Date”), the Company was able to direct Hudson to purchase shares of common stock at a purchase price per share equal to the lesser of (i) 92% of the closing price of the Company’s common stock, as listed on Nasdaq, on the trading day immediately preceding the respective Put Date (the “Hudson Initial Purchase Price”), or (ii) 92% of the lowest closing price of the Company’s common stock, as listed on Nasdaq, on any trading day during the period beginning on the Put Date (as defined in the Hudson Purchase Agreement) and continuing through the date that is three trading days immediately following the Clearing Date (as defined in the Hudson Purchase Agreement) associated with the applicable Hudson Put Notice (such three trading day period is the “Hudson Valuation Period”, and the price is the “Hudson Market Price”), on such date on which the Hudson Purchase Price is calculated in accordance with the terms of the Hudson Equity Purchase Agreement. The Company controlled the timing and amount of any such sales of common stock to Hudson.

During the three and six months ended June 30, 2025 the Company sold zero and 17,925 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $13.60, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

7.	COMMITMENTS AND CONTINGENCIES

Settlement of Pending or Threatened Claims

In May 2024, the Company settled a dispute concerning the interpretation of certain financial terms contained within the Series AA and Series AA-2 Preferred Stock certificates of designation filed in connection with the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer Settlement”). Pioneer Capital Anstalt (“Pioneer”) filed a complaint in the United States District Court for the Southern District of New York seeking monetary damages and specific performance concerning the interpretation and calculation of certain financial terms applicable to Pioneer’s additional investment rights agreements acquired in connection with Pioneer’s participation in the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer AA AIRs”)(“Pioneer Action”). In order to avoid further expense, costs, and time to litigate the action, the Parties resolved the dispute, resulting in the modification of the conversion price and conversion floor price applicable to the Pioneer AA AIRs from prices ranging from $377.20 to $521.60, down to prices ranging from $75.44 to $104.32, and the extension of the exercise term for the Pioneer AA AIRs for a period of six (6) months. The modifications to the Pioneer AIRs resulted in an incremental increase in fair value totaling $213,000 which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the three and six months ended June 30, 2024. As a result of the reduction of the Pioneer AA AIRs conversion price, total common shares underlying the modified Pioneer AA AIRs increased from 9,315 to 46,576 shares.

In addition, the Company issued to Pioneer 6,875 shares of restricted common stock valued at $346,000 on the date of issuance, which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the three and six months ended June 30, 2024. In connection with the Pioneer Settlement, Pioneer filed a notice of dismissal regarding the Action.

The Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the Pioneer AA AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included a $34.40 implied common stock price, conversion prices ranging from $75.44 to $521.60 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 5.13% to 5.36%, terms ranging from .52 years to 1.02 years and volatility assumptions ranging from 80% to 93%.

During the fourth quarter of 2023, the certain note holders related to a convertible note original issued in May 2022 (the “Note Holders”) made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of underlying securities purchase agreement (“2022 SPA”). On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “2022 Note Holder Settlement Agreement”) settling all claims between the Parties with respect to the 2022 SPA. In consideration for the 2022 Note Holder Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 12,500 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which was included in general and administrative expense in the condensed consolidated statement of operations for the year ended December 31, 2023. The Company issued the 12,500 shares of common stock on March 19, 2024, which were valued at $74.00 per share (the closing price of the Company’s common stock on March 19, 2024), or $924,000, resulting in additional noncash settlement expense of $164,000, which was included in the general and administrative expense in the condensed consolidated statement of operations for the six months ended June 30, 2024.

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

On July 8, 2025, the Company received a letter from the staff at Nasdaq’s Listing Qualifications department stating that, as of July 7, 2025, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

Series AAAA Junior Preferred Stock

The Certificate of Incorporation of the Company authorizes the issuance of up to 10,000,000 shares of preferred stock and further authorizes the Board of the Company to fix and determine the designation, preferences, conversion rights, or other rights, including voting rights, qualifications, limitations, or restrictions of the preferred stock. On July 11, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of the Series AAAA Jr. (the “Certificate”), designating 3,775,047 shares of Series AAAA Jr. Convertible Preferred Stock (the “Preferred Stock”) in connection with the entry into the Preferred Exchange Agreements.

Each share of Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each Certificate, into such number of shares of the common stock, equal to the number of Preferred Stock to be converted, multiplied by the stated value of $1.00 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion (the initial conversion price is equal to the Nasdaq Minimum Price, plus $0.01, subject to adjustment in the event of stock splits, stock dividends, and similar transactions).  Holders of the Preferred Stock will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of common stock equal to 60% of the shares of common stock underlying the Preferred Stock upon issuance provided that the holder holds at least 1% of the Preferred Stock on January 1, 2026.  In addition, subject to the beneficial ownership and primary market limitations, holders of Preferred Stock will be entitled to receive dividends equal, on an as-if-converted to shares of common stock basis, and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of common stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations.

Exchange Agreements

Preferred Stock Exchange Agreements

On July 7, 2025, the Company entered into an Exchange Agreement with the Michael Keller Trust (the “Trust”), pursuant to which the Company and the Trust agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to the Trust, dated November 19, 2024, with the principal and interest thereon being equal to $1,878,082, the Trust would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,002, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026 (the “Trust Agreement”).

On July 8, 2025, the Company entered into Exchange Agreements with: (i) Ben Khakshoor, pursuant to which the Company and Mr. Khakshoor agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Mr. Khakshoor, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Mr. Khakshoor will be issued 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Khakshoor Agreement”); (ii) Sam Drozdov, pursuant to which the Company and Mr. Drozdov agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Mr. Drozdov, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Mr. Drozdov would be granted 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Drozdov Agreement”); and (iii) Firepit Partners Co. (“Firepit”), pursuant to which the Company and Firepit agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Firepit, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $474,242, Firepit would be granted 474,242 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Firepit Agreement”, and collectively with the Khakshoor Agreement and Drozdov Agreement, the “Preferred Exchange Agreements”).

Common Stock Exchange Agreement

On July 10, 2025, the Company entered into the Exchange Agreement with Agile, pursuant to which the Company and Agile agreed that in exchange for the surrender and forgiveness of that certain Secured Promissory Note issued to Agile, dated February 7, 2025, with the remaining principal and interest thereunder being $1,331,250, Agile received (a) 44,128 shares of common stock (the “Exchange Shares”), (b) pre-funded warrants to purchase 173,023 shares of common stock (the “Pre-Funded Warrants”, and collectively with the Exchange Shares, the “Exchange Securities”), with the Exchange Securities to be valued at a price of $5.67, such amount above the Nasdaq Minimum Price, and (c) four equal cash payments of $25,000 to Agile, totaling $100,000, beginning on July 10, 2025, and every seven days thereafter.

Financing Transactions

Equity Purchase Agreement

On the Execution Date of July 10, 2025, the Company entered into the Equity Purchase Agreement with the Investor. Under the Equity Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor to purchase up to the Maximum Commitment Amount of $20,000,000 in shares of common stock of the Company upon satisfaction of certain terms and conditions contained in the Equity Purchase Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of the shares of Put Stock and the shares of Commitment Stock  and additional shares to be sold to the Investor from time to time under the Equity Purchase Agreement. The term of the Equity Purchase Agreement began on the Execution Date and shall remain in effect until the end of the Commitment Period.

During the Commitment Period, the Company may direct the Investor to purchase shares of Put Stock by delivering a Put Notice to the Investor. The Company shall, in its sole discretion, select the number of shares of Put Stock requested by the Company in each Put Notice. However, such amount may not exceed the Maximum Put Amount (as defined in the Equity Purchase Agreement). The purchase price to be paid by the Investor for the shares of Put Stock will be ninety-two percent (92%) of the lowest VWAP for a trading day on the Principal Market during the Valuation Period (as defined in the Equity Purchase Agreement).

In consideration for the Investor’s execution and delivery of, and performance under the Equity Purchase Agreement, on the Execution Date, the Company in its discretion shall either (i) pay the Commitment Cash, or (ii) issue a Pre-Funded Warrant to the Investor as the Commitment Stock. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or the Company’s submission of a Put Notice to the Investor and irrespective of any termination of the Equity Purchase Agreement.

Under the Equity Purchase Agreement, the Company was obligated to file with the SEC, on or before August 10, 2025, the Initial Registration Statement covering only the resale of the shares of Put Stock and Commitment Stock and to use its best efforts to have the Initial Registration declared effective no later than October 10, 2025.  The Company filed the Initial Registration Statement on July 17, 2025, but such Initial Registration Statement is not yet effective.

The Equity Purchase Agreement contains customary representations, warranties, agreements, and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, the Investor represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act).

Pre-Funded Warrant

The Pre-Funded Warrant certifies that, for value received, the Investor is entitled to be issued up to $600,000 shares of common stock and has an initial exercise price of $0.001 per share. The pre-funded warrants may not be exercised if the aggregate number of shares of the common stock beneficially owned by the holder would exceed 4.99% immediately after exercise thereof, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice.

Registration Rights Agreement

On RRA Execution Date, in connection with the Equity Purchase Agreement, the Company entered into Registration Rights Agreement, pursuant to which the Company shall, by August 9, 2025, file with the SEC the Initial Registration Statement covering the maximum number of (i) shares of Commitment Stock, (ii) shares of Put Stock, which have been, or which may, from time to time be issued, including without limitation all of the shares of common stock which have been issued or will be issued to the Investor under the Equity Purchase Agreement (without regard to any limitation or restriction on purchases), and (iii) the Registrable Securities, as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations, and interpretations so as to permit the resale of the Registrable Securities by the Investor, including, but not limited to, under Rule 415 at then-prevailing market prices (and not fixed prices). The Initial Registration Statement shall register only Registrable Securities. The Company shall use its commercial best efforts to have the Initial Registration Statement and any amendment thereto declared effective by the SEC at the earliest possible date, but in no event later than October 10, 2025.

Private Placement Offering

On July 10, 2025, the Company entered into the Purchase Agreement with the Investor, pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,494,382 in 8% Senior Secured Convertible Notes, maturing eighteen (18) months after the issue date, with original issue discount of 11%, convertible into shares of the Company’s common stock at a conversion price of $6.815 per share, and if not converted then amortized over the final twelve (12) months concluding on the maturity date, and (ii) Common Stock Purchase Warrants to purchase 659,968 shares of common stock at an exercise price of $5.361 per share (the “Warrants”) (the “Offering”). The Company received $4,000,000 in gross proceeds from the Offering.

Securities Purchase Agreement

The Purchase Agreement contains representations and warranties of the Company and the Investors which are typical for transactions of this type. In addition, the Purchase Agreement contains customary covenants on the Company’s part that are typical for transactions of this type, as well as the following additional covenants: (i) for as long as the Notes remain outstanding, the Company agreed not to effect or enter into an Equity Line of Credit or agreement to effect any issuance by the Company or any of its subsidiaries involving a variable rate transaction; (ii) the Company agreed to offer to the Investors, for so long as any amount in excess of $1,500,000 remains outstanding on the Note, the opportunity to participate in an amount equal to 25% in any subsequent securities offerings by the Company; (iii) the Company agreed to hold a stockholder meeting within 90 days of the date of the Agreement at which the Company will solicit the stockholders’ affirmative vote for approval of the anti-dilution provisions described in the transaction documents in accordance with the applicable law and rules and regulations of the Nasdaq.

The Purchase Agreement obligates the Company to indemnify the Investors and various related parties for certain losses including those resulting from (i) any misrepresentation or breach of any representation or warranty made by the Company, (ii) any breach of any obligation of the Company, and (iii) certain claims by third parties.

Convertible Notes and Warrants

The Convertible Notes are senior secured obligations of the Company and are secured by certain personal property of the Company, pursuant to a Security Agreement. Unless earlier converted, the Convertible Notes will mature in January 2027. The Convertible Notes bear interest at a rate of 8% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Convertible Notes, including interest accrued thereon, are convertible at any time until a Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $6.815 per share, subject to adjustment as set forth therein. The Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such Convertible Notes, or, upon 61 days’ prior written notice to the Company, 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such Convertible Notes. Commencing on the six-month anniversary of the date of the issuance of the Note, and on the same date every month thereafter, the Company shall make 12 equal amortization payments, with each payment being equal to one-twelfth of the initial principal amount, plus all accrued but unpaid interest.

The Convertible Notes also contain certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption, related party transactions and entry into any equity line of credit agreement or variable rate transactions. The Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Convertible Notes, existence of a default or event of default under any of the Transaction Documents (as defined in the Convertible Notes), the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company.

The Warrants entitle the holders to purchase 659,968 shares of common stock, respectively. The Warrants are exercisable immediately and have a term of four years. The Warrants each have an exercise price of $5.361 per share, subject to adjustment as set forth therein.

The terms of the each of the Convertible Notes and the Warrants provide for anti-dilution protection for issuances of common stock at a price per share less than the price equal to the conversion price or exercise price, as applicable, subject to approval by the Company’s stockholders.

The Underlying Shares have not been registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Each Investor acquired the securities for investment and acknowledged that it is an accredited investor as defined by Rule 501 under the Securities Act. The Convertible Notes, Warrants and Underlying Shares may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company and the Investor entered into the PIPE Registration Rights Agreement, pursuant to which the Company has agreed to register the Underlying Shares on the Registration Statement, to be filed with the SEC within 30 days after the date of the issuance of the Convertible Notes and Warrants and to cause the Registration Statement to be declared effective under the Securities Act no later than 90 days after the date of the Purchase Agreement. If certain of the Company’s obligations under the Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to the Investor.

Security Agreement

The Company also entered into a Security Agreement (the “Security Agreement”) with the Purchaser, as collateral agent, the Investor and such holders of the Convertible Notes as may be issued in the future (together with the Investors, the “Secured Parties”). Pursuant to the Security Agreement, the Secured Parties were granted a security interest in certain of the Company’s personal property to secure the payment and performance of all of the Company’s obligations under the Convertible Notes, Warrants, Purchase Agreement, Registration Rights Agreement and Security Agreement.

Amended and Restated Belleau Note

On August 11, 2025, the Company and Belleau entered into an Amended & Restated Unsecured Promissory Note, pursuant to which the Belleau Principal was reduced to $1,250,000. All other terms and conditions of the Belleau Note remained the same.

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

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“U.S. GAAP”). The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Executive Summary

During the six months ended June 30, 2025, we continued our mission of transforming how brands engage with consumers through the power of playable media, delivering ads, content, and immersive experiences that are seen and played, and therefore remembered, across mobile games and the world’s largest immersive gaming platforms. We continued to execute with respect to our revenue diversification strategy, including our Tik-Tok creator partnership with Meta-Stadiums, our focus on significantly lowering our operating cost structure, our focus on turnkey low-friction product solutions, and continued to forge new partnerships that expand our brand partner and client base. In April 2025, the Company significantly reduced its costs structure through a 35% workforce reduction and restructuring of management compensation (“Second Quarter 2025 Headcount Reductions”). The measures, effective primarily as of April 14, 2025 and May 1st, 2025, respectively, are expected to reduce fiscal year operating costs by approximately $2.7 million through December 31, 2025.

Reverse Stock Split

On June 17, 2025, the Company filed a Certificate of Amendment (the “June 2025 Amendment”) to its Charter, which became effective as of June 23, 2025, effecting the 2025 Reverse Stock Split. The 2025 Reverse Split was approved by the Company’s Board on June 2, 2025. The Company’s shares began trading on a 2025 Reverse Split-adjusted basis on the Nasdaq Capital Market on June 23, 2025.

As a result of the 2025 Reverse Split, every 40 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock. No fractional shares of common stock were issued as a result of the 2025 Reverse Split. Instead, in lieu of any fractional shares to which a stockholder of record would otherwise be entitled as a result of the 2025 Reverse Split, the Company paid cash (without interest) equal to the value of such fractional share. The 2025 Reverse Split did not modify the rights or preferences of the common stock.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, preferred stock conversion shares, common stock underlying additional investment rights, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the 2025 Reverse Split for all periods presented

Acquisition of Supersocial

In May 2025, we acquired Supersocial, an award-winning production studio and creative agency that has been a pioneer on the Roblox platform since its founding in 2020. The acquisition expanded our roster of partnerships and reinforces the Company’s mission to connect brands with passionate consumer audiences through the power of play. Supersocial’s past clients and partners include Gucci, e.l.f. Cosmetics, NARS Cosmetics, Warner Bros., Walmart, Supermodel Heidi Klum, Universal Music Group, Bandai Namco, Jon Favreau’s Fairview Portals, Innov8 Creative Academy, and Legendary Entertainment. Through the acquisition, we acquired multiple live branded games and experiences on Roblox. Super League also will offer all Supersocial partners a broad set of additional opportunities to reach targeted audiences through turnkey playable advertising and playable content - opening up additional ways for brands to connect with focused consumers exactly how they want to be engaged while playing.

Sale of Mineville

On May 19, 2025, the Company entered into a Membership Interest Purchase and Sale Agreement (the “Mineville Purchase Agreement”) with Mineville, LLC a Delaware limited liability company (“Purchaser”), pursuant to which the Company agreed to sell, and Purchaser agreed to purchase, 100% of the membership interests (the “Interests”) of InPvP, LLC (“InPvP”). Prior to the Mineville Sale, InPVP was a wholly owned subsidiary of the Company that owned and operated the Company’s Mineville digital offering. The closing of the Mineville Sale occurred simultaneously with the execution of the Mineville Purchase Agreement. The Purchaser paid cash consideration totaling $350,000 at the Mineville Closing to acquire the Interests.

The parties also agreed upon separate terms for an ongoing commercial relationship whereby the Company was granted the rights to ad sales and brand integration (the “Sales Rights”) to all of Purchaser’s Microsoft servers for a term of two years (the “Sales Term”). The Company will have exclusive Sales Rights for the first year of the Sales Term, and during the second year the Sales Rights will be non-exclusive. During the Sales Term, the revenue generated from the Sales Rights will be allocated among the Company and Purchaser as follows: (i) the Company will retain 60% of the net revenue until gross sales revenue exceeds $1.0 million; (ii) after gross sales revenue exceed $1.0 million, the Company will retain 50% of the net revenue through the remainder of the Sales Term; and (iii) if gross sales revenue exceeds $1.5 million during the Sales Term, the Sales Term shall renew automatically for one additional year on the same terms as the second year of the Sales Term.

Expanded Relationship with AdArcade

In May 2025, we expanded our partnership with AdArcade, creators of Native Playables®, a patented mobile ad format that delivers three times higher engagement than other mobile playable ads. This exclusive relationship enables Super League to offer consumer brands and media agencies a unique, scalable, full-funnel playable solution with access to 220 million monthly US gamers.

Native Playables are interactive ads that match the gameplay a consumer is already enjoying and are available in more than 25 popular mobile game formats. Native matching leads to higher ad performance across key metrics, with return on ad spend (“ROAS”) as high as 13x compared to standard playable ads. A brand’s video creative can also run in sync with the playable unit, ensuring consumers both watch and interact with a brand’s tested and approved messaging, logos, and iconography.

Expansion into mobile games is a key pillar of our revenue diversification. We believe that this partnership strengthens Super League’s ability to deliver full-funnel value - from awareness to targetable, measurable conversion - through scalable, brand-safe media. Native Playables reach audiences who play the world’s most downloaded casual and hyper-casual mobile games, further broadening Super League’s solutions for brands and agencies to engage the tens of millions of Millennials and Gen X who play, alongside the Gen Z and Gen Alpha consumers who also play Roblox, Minecraft, and Fortnite.

Other

Refer to Note 8 for subsequent events and or transactions that had an impact on our business and or financial statements subsequent to June 30, 2025.

Three Months Ended June 30, 2025 as compared to the Three Months Ended June 30, 2024

Revenue for the three months ended June 30, 2025 totaled $3.0 million, a decrease of $1.1 million or 27%, compared to $4.1 million for the comparable prior year quarter. The decrease in revenue for the three months ended June 30, 2025 reflected the impact of macro headwinds, largely due to tariff uncertainty, continued market education and adoption of immersive platforms as a marketing channel, and a reduction in direct to consumer revenues related to the sale of our Mineville digital property in May 2025.

Cost of revenue for the three months ended June 30, 2025 decreased $0.8 million, or 31% to $1.7 million, compared to $2.5 million in the comparable prior year quarter, driven primarily by the 27% decrease in quarterly revenues for the same periods.

As a percentage of revenue, gross profit for the three months ended June 30, 2025 was 44%, compared to 40% for the prior year comparable quarter.

In April 2025, the Company’s significantly reduced its costs structure through a 35% workforce reduction and restructuring of management compensation. The measures, effective primarily as of April 14, 2025 and May 1st, 2025, respectively, are expected to reduce fiscal year operating costs by approximately $2.7 million through December 31, 2025.

Total operating expense for the three months ended June 30, 2025 decreased $1.3 million, or 22% to $4.5 million, compared to $5.7 million in the comparable prior year quarter. Excluding noncash stock compensation expense, intangible asset amortization expense, and other noncash charges (collectively, “noncash charges and credits”), totaling $1.0 million and $1.3 million, respectively, operating expense for the three months ended June 30, 2025 and 2024 was $3.4 million and $4.5 million, respectively, reflecting a $1.1 million, or 23% decrease compared to the prior year quarter, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the three months ended June 30, 2025, which includes the impact of noncash charges and credits totaling $686,000, was $2.8 million or $(4.52) per share, compared to a net loss of $2.5 million, or $(24.01) per share, in the comparable prior year quarter.

Six Months Ended June 30, 2025 as compared to the Six Months Ended June 30, 2024

Revenue for the six months ended June 30, 2025 totaled $5.7 million, a decrease of $2.6 million or 31%, compared to $8.3 million for the comparable prior year period. The decrease in revenue for the six months ended June 30, 2025 reflected a mix of industry softness in ad sales, stemming from macro environmental factors and uncertainties, including uncertainties around the impact of shifting tariff policies, consumer spending softness, continued market education and adoption of immersive platforms as a marketing channel, the shift of certain revenues and program start delays to future periods by advertisers, and a reduction in direct to consumer revenues due to the sale of our Minehut digital property in the first quarter of 2024 and the sale of our Mineville digital property in May 2025.

Cost of revenue for the six months ended June 30, 2025 decreased $1.7 million, or 35% to $3.2 million, compared to $4.9 million in the comparable prior year period, driven primarily by the 31% decrease in quarterly revenues for the same periods.

As a percentage of revenue, gross profit for the six months ended June 30, 2025 was 44%, compared to 41% for the prior year comparable period.

Total operating expense for the six months ended June 30, 2025 decreased $2.8 million, or 23% to $9.2 million, compared to $12.1 million in the comparable prior year period. Excluding noncash charges and credits, totaling $1.8 million and $2.5 million, respectively, operating expense for the six months ended June 30, 2025 and 2024 was $7.5 million and $9.5 million, respectively, reflecting a $2.1 million, or 22% decrease compared to the prior year period, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the six months ended June 30, 2025, which includes the impact of noncash charges and credits totaling $677,000, was $7.0 million or $(13.40) per share, compared to a net loss of $7.7 million, or $(62.17) per share, in the comparable prior year period.

Equity Financings

On May 30, 2025, the Company entered into a securities purchase agreement (the “May III Purchase Agreement”) with certain investors, which provides for the sale and issuance by the Company in a registered direct offering (the “May III Offering”) of an aggregate of (i) 79,750 shares of the Company’s common stock, at a purchase price of $4.80 per share (the “May III Shares”), and (ii) pre-funded warrants to purchase up to 59,833 shares of common stock at a purchase price of $4.79 per pre-funded warrant (the “May III Pre-Funded Warrants” and, together with the May III Shares, the “May III Securities”), which represents the per share price for the May III Shares less the exercise price of $0.00001 per share. The May III Offering closed on June 2, 2025. The aggregate gross proceeds to the Company from the May III Offering were approximately $670,000, before deducting placement agent commissions and other estimated offering expenses. The Company utilized the net proceeds of the May III Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

On May 30, 2025, the Company also entered into a placement agent agreement (the “May III Placement Agent Agreement”) with Aegis Capital Corp. (the “Placement Agent”). Pursuant to the terms of the May III Placement Agent Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the securities in the May III Offering. The Company agreed to pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds from the sale of the May III Securities. The Company also agreed to reimburse the Placement Agent for certain expenses.

On May 29, 2025, the Company entered into an underwriting agreement (the “May II Underwriting Agreement”) with Aegis Capital Corp., (the “Underwriter”), relating to the Company’s public offering (the “May II Offering”) of 104,167 shares (the “May II Shares”) of its common stock. Pursuant to the May II Underwriting Agreement, the Company also granted the Underwriter a 45-day option (“May II Option”) to purchase an additional 10,417 shares of common stock (the “May II Option Securities”, and together with the Shares, the “May II Securities”). On May 30, 2025, the Company issued the May II Shares and closed the May II Offering at a public price of $4.80 per share, for net proceeds to the Company of approximately $380,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company utilized the net proceeds of the May II Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness. On May 29, 2025, the Underwriter delivered notice to the Company that it elected to exercise the May II Option with respect to an aggregate of 10,417 May II Option Securities. The closing of the sale of the May II Option Shares occurred on May 30, 2025.

On May 9, 2025, the Company entered into an underwriting agreement (the “May I Underwriting Agreement”) with the Underwriter, relating to the Company’s public offering (the “May I Offering”) of 127,941 shares (the “May I Shares”) of its common stock, par value $0.001 per share. Pursuant to the May I Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“May I Option”) to purchase an additional 19,191 shares of common stock (the “May I Option Securities”, and together with the Shares, the “May I Securities”). On May 12, 2025, the Company issued the firm May I Securities and closed the May I Offering at a public price of $6.80 per share, for net proceeds to the Company of approximately $700,400 after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. On May 14, 2025, the Underwriter partially exercised its May I Option and purchased an additional 15,441 shares of common stock at a price of $6.80 per share, before deducting underwriting discounts. The issuance by the Company of the May I Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company. The Company utilized the net proceeds of the May I Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

NASDAQ Listing Rule 5550(a)(2)

On July 8, 2025, we received a written notice from The Nasdaq Stock Market (“Nasdaq”) informing us that the Company has regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market.

Previously, on January 2, 2025, we received a letter (the “Bid Price Letter”) from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock, for 30 consecutive business days, the Company was not then currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

NASDAQ Listing Rule 5620(a)

On June 11, 2025, we received a written notice from Nasdaq informing us that the Company has regained compliance with the annual meeting requirement under NASDAQ Listing Rule 5620(a) (the “Annual Meeting Rule”) for continued listing on the Nasdaq Capital Market

Previously, on January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complied with the Annual Meeting Rule since it did not hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2023.

Nasdaq Listing Rule 5550(b)(1)

On April 7, 2025, the Company received a letter (the “Stockholder Deficiency Letter”) from Nasdaq, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). The Stockholder Deficiency Letter also indicated that the Company does not meet the alternative compliance standards of market value of listed securities or net income from continuing operations. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, reporting the stockholders’ equity of $170,000. The Company prepared and submitted a plan of compliance (which was due within 45 calendar days from receipt of the formal notice) to Nasdaq.

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

Condensed Consolidated Results of Operations

The following table sets forth a summary of our results of operations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
REVENUE	$3,001	$4,116	$(1,115)	(27)%	$5,719	$8,325	$(2,606)	(31)%
COST OF REVENUE	1,692	2,470	(778)	(31)%	3,214	4,947	(1,733)	(35)%
GROSS PROFIT	1,309	1,646	(337)	(20)%	2,505	3,378	(873)	(26)%
OPERATING EXPENSE
Selling, marketing and advertising	2,107	2,633	(526)	(20)%	4,499	4,909	(410)	(8)%
Engineering, technology and development	694	792	(98)	(12)%	1,623	2,491	(868)	(35)%
General and administrative	1,653	2,520	(867)	(34)%	3,173	4,623	(1,450)	(31)%
Contingent consideration	-	(206)	206	(100)%	(14)	53	(67)	(126)%
Total operating expense	4,454	5,739	(1,285)	(22)%	9,281	12,076	(2,795)	(23)%
NET LOSS FROM OPERATIONS	(3,145)	(4,093)	(948)	(23)%	(6,776)	(8,698)	1,922	(22)%
OTHER INCOME (EXPENSE), NET	362	1,638	(1,276)	(78)%	(237)	983	(1,220)	(124)%
Loss before benefit from income taxes	(2,783)	(2,455)	328	13%	(7,013)	(7,715)	(702)	(9)%
Benefit from income taxes	-	-	-	-%	-	-	-	-
NET LOSS	$(2,783)	$(2,455)	$328	13%	$(7,013)	$(7,715)	$(702)	(9)%

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenue (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Media and advertising	$1,476	$1,734	$(258)	(15)%	$2,748	$3,099	$(351)	(11)%
Publishing and content studio	1,391	2,204	(813)	(37)%	2,658	4,742	(2,084)	(44)%
Direct to consumer	134	178	(44)	(25)%	313	484	(171)	(35)%
	$3,001	$4,116	$(1,115)	(27)%	$5,719	$8,325	$(2,606)	(31)%

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
Number of customers > 10% of revenue / percent of revenue	Three	/	48%	Two	/	40%	Two	/	31%	Two	/	26%
By revenue category:
Media and advertising	Three	/	47%	One	/	23%	One	/	17%	One	/	11%
Publishing and content studio	One	/	1%	One	/	17%	One	/	14%	Two	/	15%

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

●	Total revenue decreased $1.1 million, or 27% to $3.0 million, compared to $4.1 million in the comparable prior year quarter.

●	Media and advertising revenue decreased $258,000, or 15%, to $1.5 million, compared to $1.7 million in the comparable prior year quarter. The change reflected a $409,000 strategic decrease in lower margin influencer marketing revenues, partially offset by a $341,000 increase in higher average margin off-platform related media sales revenue. Off-platform sales revenues as a percentage of total revenue for the three months ended June 30, 2025 and 2024 were 16% and 3%, respectively, reflecting the impact of our strategic focus on diversifying our revenue streams and related opportunities.

●	Publishing and content studio revenue decreased $813,000, or 37%, to $1.4 million, compared to $2.2 million in the comparable prior year quarter, driven primarily by a net $822,000 decrease in custom game development and immersive experience related revenues. Revenues for the three months ended June 30, 2025 included revenues from immersive experiences for Lions Gate Ancillary LLC. (World Crossing), Second Dinner Studios, Inc. (Nuverse Marvel Snap), CMG Strategy Co., LLC (Chipotle / Halsey experience), United States Golf Association, Hi-Chew, Panda Express, Heidi Klum Company and Logitech. Revenues for the three months ended June 30, 2024 included $1.0 million of revenues for the International Olympic Committee and related Visa Shoppes custom game development experiences, as well as immersive experiences for Claire’s Stores, Inc, Funnico Inc, AVID Center, L’Oreal, and Westpac.

●

Direct to consumer revenue decreased $44,000, or 25%, to $134,000, compared to $178,000 in the comparable prior year quarter. The decrease primarily reflects the impact of the sale of our Mineville digital property in May 2025, which prior to the sale, generated direct to consumer Minecraft related digital goods revenues for the Company.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024:

●	Total revenue decreased $2.6 million, or 31% to $5.7 million, compared to $8.3 million in the comparable prior year period.

●

Media and advertising revenue decreased $351,000, or 11%, to $2.7 million, compared to $3.1 million in the comparable prior year period. The change reflected a $632,000 strategic decrease in lower margin influencer marketing revenues, partially offset by a $436,000 increase in off-platform related media sales revenue. Revenues for the six months ended June 30, 2024 included $935,000 of influencer marketing revenues from our Ubisoft/Xdefiant program. Off-platform sales revenues for the six months ended June 30, 2025 and 2024 were 14% and 5%, respectively, reflecting the impact of our strategic focus on diversifying our revenue streams and related opportunities.

●

Publishing and content studio revenue decreased $2.1 million, or 44%, to $2.6 million, compared to $4.7 million in the comparable prior year period, driven primarily by a net $2.1 million decrease in custom game development and immersive experience related revenues. Revenues for the six months ended June 30, 2025 included revenues from immersive experiences for Lions Gate Ancillary LLC. (World Crossing), Second Dinner, Inc./Funnico Inc. (Nuverse Marvel Snap), CMG Strategy Co., LLC (Chipotle / Halsey experience), United States Golf Association, Hi-Chew, Panda Express, Heidi Klum Company and Logitech. Revenues for the six months ended June 30, 2024 included $1.8 million of revenues for the International Olympic Committee and related Visa Shoppes custom game development experiences.

●

Direct to consumer revenue decreased $171,000, or 35%, to $313,000, compared to $484,000 in the comparable prior year period. The decrease primarily reflects the impact of the sale of our Minehut digital property in the first quarter of 2024 and the sale of our Mineville digital property in May 2025, which prior to the sale, generated direct to consumer Minecraft related digital goods revenues for the Company.

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

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

●

Cost of revenue decreased $778,000, or 31%, relatively consistent with the 27% decrease in related revenues for the quarterly periods presented. The greater than proportional change in cost of revenue was primarily due to the impact of the strategic 94% decrease in influencer marketing revenues in the current period, which generally have a higher average direct cost profile.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024:

●

Cost of revenue decreased $1.7 million, or 35%, relatively consistent with the 31% decrease in related revenues for the year to date periods presented. The greater than proportional change in cost of revenue was primarily due to the impact of the strategic 90% decrease in influencer marketing revenues in the current period, which generally have a higher average direct cost profile.

Operating Expense

Refer to the table summarizing our results of operations for the three and six months ended June 30, 2025 and 2024 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Sales, marketing and advertising	$163	$132	$31	23%	$251	$254	$(3)	(1)%
Engineering, technology and development	8	6	2	33%	13	17	(4)	(24)%
General and administrative	305	160	145	91%	495	359	136	38%
Total noncash stock compensation expense	$476	$298	$178	60%	$759	$630	$129	20%

Concurrent with the cancellation of the awards outstanding under the 2014 Plan, as described and defined in Note 2, the Board approved the issuance of 70,900 equity awards under the 2025 Plan, comprised of 40,104 stock options and 30,796 RSUs to employees with the following general terms: 1) exercise price of $5.08 per share for stock options, 2) shares of common stock associated with all RSUs valued at $5.08 per share, the closing price of the Company’s common stock on the grant date, and 3) RSU and Option grants to vest at the rate of 1/24th per month in arrears (“2025 Exchanged Awards”).

Unrecognized compensation expense related to the awards cancelled under the 2014 Plan totaled $408,000 which will be recognized prospectively over the remaining modified service period of 2 years. Total incremental compensation cost related to the 2025 Exchanged Awards totaled $307,000, $165,000 of which related to vested awards as of the modification date and was recognized as expense immediately in the statement of operations for the three months ended June 30, 2025, and $141,000 related to unvested awards which will be recognized prospectively over the remaining modified service period of 2 years.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Sales, marketing and advertising	$176	$199	$(23)	(12)%	$351	$397	$(46)	(12)%
Engineering, technology and development	237	215	22	10%	468	506	(38)	(8)%
General and administrative	127	190	(63)	(33)%	261	383	(122)	(32)%
Total amortization expense	$540	$604	$(64)	(11)%	$1,080	$1,286	$(206)	(16)%

Amortization expense for the three and six months ended June 30, 2025 decreased due primarily to a $70,000 and $139,000, respectively, reduction reflecting the completion of amortization (amortization period ended in the fourth quarter of 2024) of intangible assets acquired in connection with the acquisition of Super Biz in October 2021, and a $86,000 (year to date period only) reduction in amortization expense related to the sale of our Minehut assets in the first quarter of 2024, as described below.

Selling, Marketing and Advertising

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

Selling, marketing and advertising expense decreased $526,000, or 20%. The change was primarily due to a $702,000, or 32% reduction in selling, marketing and advertising personnel costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost optimization activities. The decrease was partially offset by a $171,000, or 48% decrease in advertising personnel costs allocated to cost of revenue totaling $189,000, consistent with the decrease in revenues for the periods presented.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2025:

Selling, marketing and advertising expense decreased $410,000, or 8%. The change was primarily due to a $1.0 million, or 22% reduction in selling, marketing and advertising personnel costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost optimization activities. The decrease was partially offset by a $369,000, or 43% reduction in selling, marketing and advertising personnel costs allocated to cost of revenue, consistent with the decrease in revenues for the periods presented, and credits reflected during the three months ended June 30, 2024 related to influencer marketing expense related estimates recorded in prior periods.

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

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

●

Engineering, technology and development expense decreased $98,000, or 12%, driven primarily by a $308,000 reduction in product and engineering personnel costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost optimization activities. The decrease was partially offset by a 65% decrease in engineering personnel costs allocated to cost of revenue totaling $200,000, consistent with the decrease in revenues for the periods presented.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2025:

●

Engineering, technology and development expense decreased $868,000, or 35%, driven primarily by a reduction in product and engineering personnel expense totaling $669,000, or 38%, reflecting the impact of Second Quarter 2025 Headcount Reductions and a decrease in cloud services and other technology platform costs totaling $255,000, or 50%, relating to cost reduction activities, including the sale of our Minehut and Mineville digital assets, as described herein. The decrease was partially offset by a $231,000, or 50% decrease in engineering personnel costs allocated to cost of revenue, consistent with the decrease in revenues for the periods presented.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel costs	$409	$426	$(17)	(4)%	$869	$953	$(84)	(9)%
Office and facilities	22	51	(29)	(57)%	54	98	(44)	(45)%
Professional fees	182	274	(92)	(34)%	440	571	(131)	(23)%
Stock-based compensation	305	160	145	91%	496	358	138	39%
Depreciation and amortization	131	206	(75)	(36)%	270	416	(146)	(35)%
Other	604	1,403	(799)	(57)%	1,044	2,227	(1,183)	(53)%
Total general and administrative expense	$1,653	$2,520	$(867)	(34)%	$3,173	$4,623	$(1,450)	(31)%

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

●

Personnel costs decreased due to a reduction in various corporate, general and administrative costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost reduction and optimization activities.

●

Noncash Stock Compensation expense increased primarily due to a $49,000 of incremental expense recognized immediately in the statement of operations related to the vested portion of the 2025 Exchanged Awards, as described at Note 2. In addition, the increase reflects a $213,000 increase in noncash stock compensation expense incurred in connection with the use third-party investor relations and other consultants, and a net reduction of $118,000 related to headcount reductions and the ending of amortization periods for equity awards granted in prior periods.

●

Amortization expense decreased due primarily to the completion of amortization, in the fourth quarter of 2024, of developer relationship related intangible assets acquired in connection with the acquisition of Super Biz in October 2021, prior to January 1, 2025.

●

The decrease in other expense was primarily due to a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities. In addition, other expense for the three months ended June 30, 2024 included a noncash legal settlement expense incurred in connection with the Pioneer Settlement, described at Note 7, comprised of $346,000 of noncash expense in connection with the issuance of 6,875 shares of common stock to Pioneer, and a noncash incremental fair value charge totaling $213,000, related to Pioneer AA AIRs, which were modified to include a reduction in conversion price and an extension of the exercise term in May 2024, as described at Note 7.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2025:

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

●	Personnel costs decreased due to a reduction in various corporate, general and administrative costs in connection with the second quarter 2025 and ongoing cost reduction and optimization activities.

●

Noncash Stock Compensation expense increased primarily due to a $49,000 of incremental expense recognized immediately in the statement of operations related to the vested portion of the 2025 Exchanged Awards as described at Note 2. In addition, the increase reflects a $350,000 increase in noncash stock compensation expense incurred in connection with the use of third-party investor relations and other consultants, and a net reduction of $274,000 related to headcount reductions and the ending of amortization periods for equity awards granted in prior periods.

●

Amortization expense decreased due primarily to the completion of amortization, in the fourth quarter of 2024, of developer relationship related intangible assets acquired in connection with the acquisition of Super Biz in October 2021, prior to January 1, 2025.

●

The decrease in other expense was primarily due to a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities. In addition, other expense for the six months ended June 30, 2024 included a noncash legal settlement expense incurred in connection with the Pioneer Settlement, described above, comprised of $346,000 of noncash expense in connection with the issuance of 6,875 shares of common stock to Pioneer, and a noncash incremental fair value charge totaling $213,000, related to Pioneer AA AIRs, which were modified to include a reduction in conversion price and an extension of the exercise term in May 2024, as described above. Other expense for the six months ended June 30, 2024 also included a $164,000 noncash legal settlement charge related to the adjustment of the estimated fair value (i.e. mark-to-market), as of the issuance date, for common stock issued pursuant to the 2022 Note Holder Settlement Agreement, as described at Note 7.

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

Melon Acquisition

On May 4, 2023 (“Melon Acquisition Date”), Super League entered into an Asset Purchase Agreement (the “Melon Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Melon Acquisition”).  In connection with the Melon Acquisition described in Note 4, contingent consideration is recorded as a liability in the accompanying condensed consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The fair value of the Melon Contingent Consideration on the valuation date was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs. Assumptions utilized in connection with utilization of the Monte Carlo simulation model as of December 31, 2024 included a risk free interest rate of 4.79%, a volatility rate of 70%, a closing stock price of $2.15 and a discount rate of 30%.

The change in total contingent consideration, which is included in contingent consideration expense in the condensed consolidated statements of operations for the applicable periods present was comprised of the following (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Beginning balance	$124	$2,466	$138	$2,208
Accrued contingent consideration(3)	-	-	-	142
Change in fair value(2)	-	(205)	(14)	(89)
Contingent consideration Payments	(8)	(160)	(8)	(160)
Accrued contingent consideration(1) (3)	$116	$2,101	$116	$2,101

(1)

As of June 30, 2025, the accrual for the final Melon Second Earn Out Period was comprised of the cash portion of the earn out payment. As of June 30, 2024, the accrual for the Second Earn Out Period included 2,105 shares of common stock valued at $32.00, the closing price of our common stock as of June 30, 2024. As of June 30, 2024, reflected the cash portion of the final Superbiz Second Earn Out Period related contingent consideration payable totaling $1.8 million.

(2)	Reflected in the condensed consolidated statement of operations for the applicable period.
(3)

In August 2024, the Company issued an unsecured promissory note to the Founders (as defined at Note 4) in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding as described at Note 4.

Other Income (Expense), Net

Sale of Mineville

On May 19, 2025, the Company entered into the Mineville Purchase Agreement with Mineville, LLC a Delaware limited liability company, pursuant to which the Company agreed to sell, and Purchaser agreed to purchase 100% of the Interests of InPvP for cash consideration totaling $350,000, as described earlier in this Report. The net carrying value of Mineville assets sold totaled $350,000 as of May 19, 2025, which historically were included in intangible assets, net in the condensed consolidated balance sheets, resulting in no gain or loss in connection with the Mineville Sale.

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

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The Minehut Purchase Consideration in the GS Agreement is variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three and six months ended June 30, 2025, totaled $100,000 and $343,0000, respectively. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three and six months ended June 30, 2024, totaled $0and $0, respectively. From the date of sale of the Minehut Assets through June 30, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $1,000,000.

Change in Fair Value of Warrant Liabilities

Series AAA Junior -3 and Series AAA Junior – 4 Warrants

The Series AAA Junior-3 and Series AAA Junior-4 subscription agreements entered into in September 2024, included the sale of an aggregate of 1,096 units (the “Units”), each Unit consisting of (i) one share of newly designated Series AAA-3 Junior Convertible Preferred Stock or Series AAA-4 Junior Convertible Preferred Stock, as reflected in the table above, and (ii) a warrant to purchase 25 shares of the Company’s common stock (the “September 2024 Series AAA Junior Investor Warrants”), at a purchase price of $1,000 per Unit, for aggregate gross proceeds to the Company of approximately $1,096,000.

The Investor Warrants are exercisable at $40.00 per share at the option of the holder, subject to adjustment, are exercisable immediately upon issuance and expire three years from the respective issue dates of the Units, subject to certain beneficial ownership limitations. The Investor Warrants contain customary adjustments in the event of stock splits, stock dividends and other corporate events, and contain price-based anti-dilution protections. Any price-based anti-dilution adjustments are conditioned on, and subject to, Stockholder Approval, which was obtained on June 9, 2025.

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

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described earlier in this Report, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the condensed consolidated balance sheet and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.

The fair value and change in the fair value of the warrant liability, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$78,000	$2,332,000	$348,000	$1,571,000
Change in fair value	(58,000)	(1,667,000)	(328,000)	(906,000)
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	20,000	665,000	20,000	665,000

Placement Agent Warrants:
Beginning balance	140,000	-	587,000	-
Change in fair value	(86,000)	-	(533,000)	-
Subtotal - Fair value of warrant liability – Placement Agent Warrants	$54,000	$-	$54,000	$-
Total fair value of warrant liability	$74,000	$665,000	$74,000	$665,000

(1)	Estimated fair value on the respective dates of issuance.

Interest expense, including change in fair value of promissory notes carried at fair value

Interest expense, including change in fair value of promissory notes carried at fair value, primarily reflects the change in fair value of debt accounted for under the fair value option (“FVO”) as described at Note 2. Interest expense, including change in fair value of promissory notes carried at fair value for the periods presented was comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024

Super Biz Note:	$23,000	$-	$15,000	$-
Agile I Note:	-	-	358,000	-
Agile II Note	164,000	-	1,002,000	-
RP Note:	(269,000)	-	35,000	-
Belleau Note:	(153,000)	-	(212,000)	-
1800 Diagonal Note:	14,000	-	(25,000)	-
SLR Facility:	37,000	15,000	45,000	33,000
Other	3,000	-	3,000	-
Total interest expense (income)	$(181,000)	$15,000	$1,221,000	$33,000

Debt Issuance Costs

Other income (expense), net for the three and six months ended June 30, 2025 included debt issuance costs paid totaling $7,000 and $139,000, respectively, in connection with the issuance of the Agile II Note, Diagonal I Note, and Diagonal II Note, as described at Note 5.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $0.48 million and $1.3 million at June 30, 2025 and December 31, 2024, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses as disclosed in the condensed consolidated statements of operations for the periods presented herein, and had an accumulated deficit of $277.1 million as of June 30, 2025. For the six months ended June 30, 2025 and 2024, net cash used in operating activities totaled $4.0 million and $6.1 million, respectively.

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

Equity Financings

Refer to Note 6 for information on equity financings completed during the three and six months ended June 30, 2025.

Exchange Agreements

Preferred Stock Exchange Agreements

On July 7, 2025, the Company entered into an Exchange Agreement with the Michael Keller Trust (the “Trust”), pursuant to which the Company and the Trust agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to the Trust, dated November 19, 2024, with the principal and interest thereon being equal to $1,878,082, the Trust would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,002, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026 (the “Trust Agreement”).

On July 8, 2025, the Company entered into Exchange Agreements with: (i) Ben Khakshoor, pursuant to which the Company and Mr. Khakshoor agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Mr. Khakshoor, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Mr. Khakshoor will be issued 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Khakshoor Agreement”); (ii) Sam Drozdov, pursuant to which the Company and Mr. Drozdov agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Mr. Drozdov, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Mr. Drozdov would be granted 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Drozdov Agreement”); and (iii) Firepit Partners Co. (“Firepit”), pursuant to which the Company and Firepit agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Firepit, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $474,242, Firepit would be granted 474,242 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Firepit Agreement”, and collectively with the Khakshoor Agreement and Drozdov Agreement, the “Preferred Exchange Agreements”).

Common Stock Exchange Agreement

On July 10, 2025, the Company entered into an Exchange Agreement (the “Exchange Agreement”, and collectively with the Preferred Exchange Agreements, the “Exchange Agreements”) with Agile Capital Funding, LLC (the “Collateral Agent”), and Agile Lending, LLC (collectively with the Collateral Agent, “Agile”), pursuant to which the Company and Agile agreed that in exchange for the surrender and forgiveness of that certain Secured Promissory Note issued to Agile, dated February 7, 2025, with the remaining amount of principal and interest thereunder being $1,331,250, Agile received (a) 44,128 shares of common stock (the “Exchange Shares”), (b) pre-funded warrants to purchase 173,023 shares of common stock (the “Pre-Funded Warrants”, and collectively with the Exchange Shares, the “Exchange Securities”), with the Exchange Securities to be valued at a price of $5.67, such amount above the Nasdaq Minimum Price, and (c) four equal cash payments of $25,000 to Agile, totaling $100,000, beginning on July 10, 2025, and every seven days thereafter.

Equity Line of Credit

Equity Purchase Agreement

On July 10, 2025 (the “Execution Date”), the Company, entered into an equity purchase agreement (“Equity Purchase Agreement”) with Yield Point NY, LLC (the “Investor”). Under the Equity Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor to purchase up to $20,000,000 (the “Maximum Commitment Amount”) in shares of common stock of the Company upon satisfaction of certain terms and conditions contained in the Equity Purchase Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of the shares of Put Stock (defined below) and the shares of Commitment Stock (defined below) and additional shares to be sold to the Investor from time to time under the Equity Purchase Agreement. The term of the Equity Purchase Agreement began on the Execution Date and ends on the earlier of (i) the date on which the Investor shall have purchased shares of common stock issued, or that the Company shall be entitled to issue, per any applicable Put Notice in accordance with the terms and conditions of the Equity Purchase Agreement (the “Put Stock”) equal to the Maximum Commitment Amount (as defined in the Equity Purchase Agreement), (ii) the date that is thirty-six (36) months from the date the registration statement is declared effective, (iii) written notice of termination by the Company to the Investor (which shall not occur at any time that the Investor holds any of the shares of Put Stock, or within 30 days of the sale to the Investor of Put Stock), or (iv) written notice of termination by the Investor to the Company (the “Commitment Period”).

During the Commitment Period, the Company may direct the Investor to purchase shares of Put Stock by delivering a notice (a “Put Notice”) to the Investor. The Company shall, in its sole discretion, select the number of shares of Put Stock requested by the Company in each Put Notice. However, such amount may not exceed the Maximum Put Amount (as defined in the Equity Purchase Agreement). The purchase price to be paid by the Investor for the shares of Put Stock will be ninety-two percent (92%) of the lowest VWAP for a trading day on the Principal Market during the Valuation Period (as defined in the Equity Purchase Agreement).

In consideration for the Investor’s execution and delivery of, and performance under the Equity Purchase Agreement, on the Execution Date, the Company in its discretion shall either (i) pay to the Investor in cash $600,000 (“Commitment Cash”) or (ii) issue pre-funded warrants to purchase common stock (the “Pre-Funded Warrant”) to the Investor in a form acceptable to the Investor in its sole discretion and having an exercise price per share of $0.001 (the “Commitment Stock”) having a value of $600,000 based on closing price of the common stock on July 9, 2025. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or the Company’s submission of a Put Notice to the Investor and irrespective of any termination of the Equity Purchase Agreement.

Under the Equity Purchase Agreement, the Company was obligated to file with the SEC, on or before August 10, 2025, a registration statement on Form S-1 (the “Initial Registration Statement”) covering only the resale of the shares of Put Stock and Commitment Stock and to use its best efforts to have the Initial Registration declared effective no later than October 10, 2025.  The Company filed the Initial Registration Statement on July 17, 2025, but such Initial Registration Statement is not yet effective.

The Equity Purchase Agreement contains customary representations, warranties, agreements, and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, the Investor represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)).

Pre-Funded Warrant

The Pre-Funded Warrant certifies that, for value received, the Investor is entitled to be issued up to $600,000 shares of common stock and has an initial exercise price of $0.001 per share. The pre-funded warrants may not be exercised if the aggregate number of shares of the common stock beneficially owned by the holder would exceed 4.99% immediately after exercise thereof, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice.

Registration Rights Agreement

On July 10, 2025 (the “RRA Execution Date”), in connection with the Equity Purchase Agreement, the Company entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), pursuant to which the Company shall, by August 10, 2025, file with the SEC the Initial Registration Statement covering the maximum number of (i) shares of Commitment Stock, (ii) shares of Put Stock, which have been, or which may, from time to time be issued, including without limitation all of the shares of common stock which have been issued or will be issued to the Investor under the Equity Purchase Agreement (without regard to any limitation or restriction on purchases), and (iii) any and all shares of capital stock issued or issuable with respect to the Put Stock, Commitment Stock, and the Equity Purchase Agreement as a result of any stock split, combination, stock dividend, recapitalization, exchange, or similar event, or otherwise, without regard to any limitation on purchases under the Equity Purchase Agreement (the “Registrable Securities”), as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations, and interpretations so as to permit the resale of the Registrable Securities by the Investor, including, but not limited to, under Rule 415 at then-prevailing market prices (and not fixed prices). The Initial Registration Statement shall register only Registrable Securities. The Company shall use its commercial best efforts to have the Initial Registration Statement and any amendment thereto declared effective by the SEC at the earliest possible date, but in no event later than October 10, 2025.

Private Placement Offering

On July 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the Investor, pursuant to which the Company agreed to sell (the “Offering”) up to (i) an aggregate principal amount of $4,494,382 in 8% Senior Secured Convertible Notes, maturing eighteen (18) months after the issue date, with original issue discount of 11%, convertible into shares of common stock of the Company at a conversion price of $6.815 per share, and if not converted then amortized over the final twelve (12) months concluding on the maturity date, and (ii) Common Stock Purchase Warrants to purchase 659,968 shares of common stock at an exercise price of $5.361 per share (the “Warrants”). The Company received $4,000,000 in gross proceeds from the Offering.

Securities Purchase Agreement

The Purchase Agreement contains representations and warranties of the Company and the Investors which are typical for transactions of this type. In addition, the Purchase Agreement contains customary covenants on the Company’s part that are typical for transactions of this type, as well as the following additional covenants: (i) for as long as the Notes remain outstanding, the Company agreed not to effect or enter into an Equity Line of Credit or agreement to effect any issuance by the Company or any of its subsidiaries involving a variable rate transaction; (ii) the Company agreed to offer to the Investors, for so long as any amount in excess of $1,500,000 remains outstanding on the Note, the opportunity to participate in an amount equal to 25% in any subsequent securities offerings by the Company; (iii) the Company agreed to hold a stockholder meeting within 90 days of the date of the Agreement at which the Company will solicit the stockholders’ affirmative vote for approval of the anti-dilution provisions described in the transaction documents in accordance with the applicable law and rules and regulations of Nasdaq.

The Purchase Agreement obligates the Company to indemnify the Investors and various related parties for certain losses including those resulting from (i) any misrepresentation or breach of any representation or warranty made by the Company, (ii) any breach of any obligation of the Company, and (iii) certain claims by third parties.

Convertible Notes and Warrants

The Convertible Notes are senior secured obligations of the Company and are secured by certain personal property of the Company, pursuant to a Security Agreement (as defined below). Unless earlier converted, the Convertible Notes will mature in January 2027. The Convertible Notes bear interest at a rate of 8% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Convertible Notes, including interest accrued thereon, are convertible at any time until a Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $6.815 per share, subject to adjustment as set forth therein. The Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such Convertible Notes, or, upon 61 days’ prior written notice to the Company, 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such Convertible Notes. Commencing on the six-month anniversary of the date of the issuance of the Note, and on the same date every month thereafter, the Company shall make 12 equal amortization payments, with each payment being equal to one-twelfth of the initial principal amount, plus all accrued but unpaid interest.

The Convertible Notes also contain certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption, related party transactions and entry into any equity line of credit agreement or variable rate transactions. The Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Convertible Notes, existence of a default or event of default under any of the Transaction Documents (as defined in the Convertible Notes), the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company.

The Warrants entitle the holders to purchase 659,968 shares of common stock, respectively. The Warrants are exercisable immediately and have a term of four years. The Warrants each have an exercise price of $5.361 per share, subject to adjustment as set forth therein.

The terms of the each of the Convertible Notes and the Warrants provide for anti-dilution protection for issuances of common stock at a price per share less than the price equal to the conversion price or exercise price, as applicable, subject to approval by the Company’s stockholders.

The Convertible Notes, Warrants and the shares of common stock issuable upon conversion and exercise of the Convertible Notes and Warrants (the “Underlying Shares”) have not been registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Each Investor acquired the securities for investment and acknowledged that it is an accredited investor as defined by Rule 501 under the Securities Act. The Convertible Notes, Warrants and Underlying Shares may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company and the Investor entered into a Registration Rights Agreement (the “PIPE Registration Rights Agreement”), pursuant to which the Company has agreed to register the Underlying Shares on a registration statement on Form S-3 (the “Registration Statement”) to be filed with the SEC within 30 days after the date of the issuance of the Convertible Notes and Warrants and to cause the Registration Statement to be declared effective under the Securities Act no later than 90 days after the date of the Purchase Agreement. If certain of the Company’s obligations under the Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to the Investor.  The Company filed the Registration Statement on August 11, 2025, but the Registration Statement is not yet effective.

Security Agreement

The Company also entered into a Security Agreement (the “Security Agreement”) with the Investor, as collateral agent, the Investor and such holders of the Convertible Notes as may be issued in the future (together with the Investors, the “Secured Parties”). Pursuant to the Security Agreement, the Secured Parties were granted a security interest in certain of the Company’s personal property to secure the payment and performance of all of the Company’s obligations under the Convertible Notes, Warrants, Purchase Agreement, Registration Rights Agreement and Security Agreement (together, the “Transaction Documents”).

Hudson Equity Line of Credit

On February 14, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company had the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Hudson Total Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “Hudson ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Purchase Agreement, the Company issued to Hudson 7,500 shares of common stock, valued at $159,000, following the execution of the Hudson Equity Purchase Agreement (the “Hudson Commitment Shares”).

From and after the initial satisfaction of the conditions to our right to commence sales to Hudson under the Hudson Equity Purchase Agreement (such event, the “Hudson Commencement,” and the date of initial satisfaction of all such conditions, the “Hudson Commencement Date”), the Company was able to direct Hudson to purchase shares of common stock at a purchase price per share equal to the lesser of (i) 92% of the closing price of the Company’s common stock, as listed on Nasdaq, on the trading day immediately preceding the respective Put Date (the “Hudson Initial Purchase Price”), or (ii) 92% of the lowest closing price of the Company’s common stock on the Nasdaq Capital Market on any trading day during the period beginning on the Put Date (as defined in the Hudson Purchase Agreement) and continuing through the date that is three trading days immediately following the Clearing Date (as defined in the Hudson Purchase Agreement) associated with the applicable Hudson Put Notice (such three trading day period is the “Hudson Valuation Period”, and the price is the “Hudson Market Price”), on such date on which the Hudson Purchase Price is calculated in accordance with the terms of the Hudson Equity Purchase Agreement. The Company controlled the timing and amount of any such sales of common stock to Hudson.

During the three and six months ended June 30, 2025 the Company sold zero and 17,925 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $13.60, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(3,995)	$(6,052)
Net cash provided by (used in) investing activities	796	(284)
Net cash provided by financing activities	2,364	412
Net decrease in cash	(835)	(5,924)
Cash and cash equivalents, at beginning of period	1,310	7,609
Cash and cash equivalents, at end of period	$475	$1,685

Cash Flows from Operating Activities.

Net cash used in operating activities during the six months ended June 30, 2025, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $1.1 million, depreciation and amortization charges of $759,000, net changes in fair value of certain liabilities of ($560,000), noncash gain on sale of Minehut assets of ($152,000) and net changes in working capital of $1.9 million. Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

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

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Proceeds from sale of Mineville Assets	$350
Proceeds from sale of Minehut Assets	656	$-
Capitalization of software development costs	(200)	(284)
Other	(10)	-
Net cash provided by (used in) investing activities	$796	$(284)

Sale of Mineville Assets. On May 19, 2025, the Company entered into the Mineville Purchase Agreement with the Purchaser, pursuant to which the Company agreed to sell, and Purchaser agreed to purchase 100% of the Interests of InPvP. Prior to the Mineville Closing contemplated by the Mineville Sale, InPVP was a wholly owned subsidiary of the Company. The closing of the Mineville Sale occurred simultaneously with the execution of the Mineville Purchase Agreement. The Purchaser paid cash consideration totaling $350,000 at the Mineville Closing to acquire the Interests.

Sale of Minehut Assets.  On February 29, 2024, the Company sold its Minehut Assets to GamerSafer as described above. Pursuant to the GS Agreement, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. During the three months ended June 30, 2025 we received Minehut Purchase Consideration payments totaling $273,000.

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Proceeds from issuance of preferred stock, net of issuance costs	$-	$1,045
Proceeds from issuance of common stock, net of issuance costs	1,945	-
Proceeds from notes payable, net of issuance costs	4,011	-
Payments on notes payable	(3,518)	-
Contingent consideration payments – Super Biz Acquisition	(50)	-
Contingent consideration payments – Melon Acquisition	-	(32)
Advances from accounts receivable facility	429	672
Payments on accounts receivable facility	(453)	(1,273)
Net cash provided by financing activities	$2,364	$412

Debt Financings

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

Pursuant to the Agile I Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Agile I Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engaged in the management of the Company without prior notice to Agile, (c) a change in control of the Company or otherwise approve the liquidation or dissolution of the Company or its Subsidiary (collectively, a “Change in Business, Management, or Ownership”), or (d) the Term Loan is accelerated upon the occurrence of an Event of Default, the Company shall be required to immediately pay to Agile an amount equal to the sum of: (i) all outstanding principal of the Agile I Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts. The Company is allowed to make a full or partial prepayment of any or all of the obligations arising under the Agile I Loan Agreement and the Agile I Note, provided the Company shall be obligated to pay a contractual prepayment fee.

The Agile I Loan Agreement imposed various restrictions on the activities of the Company, including, subject to certain exceptions set forth in the Agile I Loan Agreement (including, without limitation, the pending transactions with Infinite Reality, Inc.), a prohibition on: (i) creating, incurring, assuming, or being liable for any indebtedness, or allow the Subsidiary to do so (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); (ii) any Change in Business, Management, or Ownership; (iii) fundamental changes to the Company or its subsidiaries (including certain consolidations, mergers and sales/transfers of assets outside the ordinary course of business, and limitations on the ability of the Company and its Subsidiary to grant liens upon their property or assets); (iv) pay any dividends (other than dividends payable solely in capital stock) or make any distribution or payment in respect of or redeem, retire or purchase any capital stock; (v) enter into certain transactions with the Company’s affiliates; (vi) make or permit any payment on any debt that is subordinate to the obligations under the Agile I Loan Agreement and the Agile I Note (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); and (vi) other than in the ordinary course of business, entering into any material agreement, or terminating or materially amending a material agreement.

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

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (“Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent, or 42%. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note were used to fund general working capital needs.

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

1800 Diagonal Lending I

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

Pursuant to the Diagonal Note, Diagonal has the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal Effective Date and ending on the earlier of (a) the Diagonal Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal Note into fully paid and non-assessable shares of common stock at a price equal to 75% multiplied by the Market Price (as defined below) (the “Conversion Price”). For purposes of the Diagonal Note: (x) the “Market Price” means the lowest Trading Price for the Company’s common stock during the 10 trading ending on the latest complete trading day prior to the Diagonal Conversion Date; (y) the “Trading Price” means the closing price (or bid, if applicable) of the Company’s common stock as listed (or quoted, as applicable) on the principal securities exchange or trading market where it is listed or traded; and (z) the “Diagonal Conversion Date” means the date specified in the applicable notice of conversion, delivered to the Company by Diagonal in accordance with the Diagonal Note.  Diagonal is prohibited from converting any portion of the Note that, if such conversion was effectuated, would cause the Company to issue to Diagonal shares of the Company’s common stock in excess of 19.99% of the issued and outstanding shares of common stock  immediately prior to the issuance of the Diagonal Note.

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the six months ended June 30, 2025), and other estimated offering expenses. The Company utilized the net proceeds from the offering for working capital and general corporate purposes.

1800 Diagonal Lending II

On May 12, 2025 (the “Diagonal II Effective Date”), the Company and Diagonal entered into a Securities Purchase Agreement (the “Diagonal II Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal II Note”) in the principal amount of $145,200 (the “Diagonal II Principal”), for which the Diagonal II Note, among other things, (a) matures on February 15, 2026 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal II Maturity Date”), (b) accrues interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal II Note was issued (the “Diagonal II Issuance Date”) until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest begins to accrue on the Diagonal II Issuance Date but shall not be payable until the Diagonal II Note becomes payable, and (d) interest will accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal II Note, or during an Event of Default.

Pursuant to the Diagonal II Note, Diagonal has the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal II Effective Date and ending on the earlier of (a) the Diagonal II Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal II Note into fully paid and non-assessable shares of common stock at a price equal to 75% multiplied by the Market Price (as defined below) (the “Conversion Price”).  For purposes of the Diagonal II Note: (x) the “Market Price” means the lowest Trading Price for the Company’s common stock during the 10 trading ending on the latest complete trading day prior to the Diagonal II Conversion Date; (y) the “Trading Price” means the closing price (or bid, if applicable) of the Company’s common stock as listed (or quoted, as applicable) on the principal securities exchange or trading market where it is listed or traded; and (z) the “Diagonal II Conversion Date” means the date specified in the applicable notice of conversion, delivered to the Company by Diagonal in accordance with the Diagonal II Note.

The additional terms and conditions of the Diagonal II Note are substantially consistent with the terms of the Diagonal I Note as described at Note 5.

Pursuant to the Diagonal II Note, Diagonal is prohibited from converting any portion of the Note that, if such conversion was effectuated, would cause the Company to issue to the Lender shares of the Company’s common stock in excess of 19.99% of the issued and outstanding shares of common stock  immediately prior to the issuance of the Note.

The Diagonal II Note was issued with an Original Issue Discount of 9.09% (the “OID”), with net proceeds to the Company of $125,000 after giving deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the six months ended June 30, 2025), and other estimated offering expenses.  The Company utilized the net proceeds from the offering for working capital and general corporate purposes.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees, (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes are scheduled to occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025. As of June 30, 2025, $1.1 million of the Notes were funded, with an additional $150,000 funded subsequent to June 2025. In August 2025, the Belleau Principal amount was amended to a total of $1,250,000. Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”).

The Belleau Interest that accrues on each respective Belleau Note is payable on each respective Belleau Maturity Date in the form of restricted shares of the Company’s Common Stock equal to 20% of the Belleau Principal, calculated at a price per share of $14.00. In the event of a prepayment of any Belleau Note by the Company, the Belleau Interest will be payable in full at the time of such prepayment.

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

The Company utilized the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes.

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

On June 13, 2025, the Company entered into an amendment to the RP Note (the “RP Amendment”). Pursuant to the Amendment: (a) the maturity date of the RP Note was extended to November 19, 2026; (b) beginning on November 19, 2025, interest will no longer accrue on the remaining Principal outstanding; and (c) the Company agreed to make monthly payments of $175,000, with such payments to start on November 19, 2025, and continue thereafter for twelve months, at which time the RP Note will be paid in full.

Account Receivable Financing Facility

The Company and certain of its subsidiaries (collectively with the Company, the “Borrowers”), entered into a Financing and Security Agreement (the “SLR Agreement”) with SLR Digital Finance, LLC (“Lender”), effective December 17, 2023 (the “Facility Effective Date”). Pursuant to the SLR Agreement, Lender may, from time to time and in its sole discretion, make certain cash advances to the Company (each an “Advance”, and collectively, “Advances”), against the face amounts of certain uncollected accounts receivable of the Borrowers on an account-by-account basis (each, a “Financed Account”, and collectively, the “Accounts”), at a rate of 85% multiplied by the face value of such Account (the “Advance Rate”), less any reserved funds and any other amounts due to Lender from Borrowers, up to a maximum aggregate Advance amount of $4,000,000 (the “Maximum Amount”)(collectively, the “AR Facility”). Upon receipt of any Advance, Borrowers will have assigned all of its rights in such receivables and all proceeds thereof. The proceeds received from the Facility were used to fund general working capital needs. On June 10, 2025, the AR Facility was terminated. Refer to Note 5 for additional information.

Equity Financings

On May 30, 2025, the Company entered into May III Purchase Agreement with the May III Investors certain investors, which provided for the sale and issuance by the Company in a registered direct offering (the “May III Offering”) of an aggregate of (i) 79,750 shares of the Company’s common stock, at a purchase price of $4.80 per share (the “May III Shares”), and (ii) pre-funded warrants to purchase up to 59,833 shares of common stock at a purchase price of $4.79 per pre-funded warrant (the “May III Pre-Funded Warrants” and, together with the May III Shares, the “May III Securities”), which represents the per share price for the May III Shares less the exercise price of $0.00001 per share. The May III Offering closed on June 2, 2025. The aggregate gross proceeds to the Company from the May III Offering were approximately $670,000, before deducting placement agent commissions and other estimated offering expenses. The Company utilized the net proceeds of the Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

On May 30, 2025, the Company also entered into the May III Placement Agent Agreement with Aegis Capital Corp. (the “Placement Agent”). Pursuant to the terms of the May III Placement Agent Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the securities in the May III Offering. The Company agreed to pay the Placement Agent a cash fee equal to 8% of the aggregate gross proceeds from the sale of the May III Securities. The Company also agreed to reimburse the Placement Agent for certain expenses.

On May 29, 2025, the Company entered into the May II Underwriting Agreement with Aegis Capital Corp., relating to the May II Offering of 104,167 shares of its common stock. Pursuant to the May II Underwriting Agreement, the Company also granted the Underwriter the May II Option to purchase an additional 10,417 shares of common stock. On May 30, 2025, the Company issued the May II Shares and closed the May II Offering at a public price of $4.80 per share, for net proceeds to the Company of approximately $380,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company utilized the net proceeds of the May II Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness. On May 29, 2025, the Underwriter delivered notice to the Company that it elected to exercise the May II Option with respect to an aggregate of 10,417 May II Option Securities. The closing of the sale of the May II Option Shares occurred on May 30, 2025.

On May 9, 2025, the Company entered into the May I Underwriting Agreement with the Underwriter, relating to the Company’s May I Offering of 127,941 shares of its common stock. Pursuant to the May I Underwriting Agreement, the Company also granted the Underwriters a May I Option to purchase an additional 19,191 shares of common stock. On May 12, 2025, the Company issued the firm May I Securities and closed the May I Offering at a public price of $6.80 per share, for net proceeds to the Company of approximately $700,400, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. On May 14, 2025, the Underwriter partially exercised its May I Option and purchased an additional 15,441 shares of common stock at a price of $6.80 per share, before deducting underwriting discounts. The issuance by the Company of the May I Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company. The Company utilized the net proceeds of the May I Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

Hudson ELOC

On February 14, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company had the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Hudson Total Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “Hudson ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Purchase Agreement, the Company issued to Hudson 7,500 shares of common stock, valued at $159,000, following the execution of the Hudson Equity Purchase Agreement (the “Hudson Commitment Shares”).

From and after the initial satisfaction of the conditions to our right to commence sales to Hudson under the Hudson Equity Purchase Agreement (such event, the “Hudson Commencement,” and the date of initial satisfaction of all such conditions, the “Hudson Commencement Date”), the Company was able to direct Hudson to purchase shares of common stock at a purchase price per share equal to the lesser of (i) 92% of the closing price of the Company’s common stock, as listed on Nasdaq, on the trading day immediately preceding the respective Put Date (the “Hudson Initial Purchase Price”), or (ii) 92% of the lowest closing price of the Company’s common stock on the Nasdaq Capital Market on any trading day during the period beginning on the Put Date (as defined in the Hudson Purchase Agreement) and continuing through the date that is three trading days immediately following the Clearing Date (as defined in the Hudson Purchase Agreement) associated with the applicable Hudson Put Notice (such three trading day period is the “Hudson Valuation Period”, and the price is the “Hudson Market Price”), on such date on which the Hudson Purchase Price is calculated in accordance with the terms of the Hudson Equity Purchase Agreement. The Company controlled the timing and amount of any such sales of common stock to Hudson.

During the three and six months ended June 30, 2025 the Company sold zero and 17,925 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $13.60, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of June 30, 2025, except as disclosed elsewhere herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of June 30, 2025 we maintain approximately 200 square feet of office space which is leased on an annual basis at a rate of approximately $3,000 per month.

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

On January 2, 2025, we received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Effective June 23, 2025, the Company effected a reverse split of its common stock. On July 8, 2025, the Company received a letter from the staff at Nasdaq’s Listing Qualifications department stating that, as of July 7, 2025, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

On January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complies with Listing Rule 5620(a) (the “Annual Meeting Rule”) since it did not hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2023. To regain compliance with the Annual Meeting Rule, the Company prepared and submitted a plan of to Nasdaq, and on June 9, 2025, held its 2024 annual meeting of stockholders.  On June 11, 2025, the Company received a letter from the staff at Nasdaq’s Listing Qualifications department stating that, as of June 10, 2025, the Company has regained compliance with the Annual Meeting Rule.

On April 7, 2025, we received a letter (the “Stockholders Equity Letter”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), and that the Company does not meet the alternative compliance standards of market value of listed securities or net income from continuing operations. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, reporting the stockholders’ equity of $170,000. To regain compliance with the Stockholders’ Equity Requirement, the Company prepared and submitted a plan of compliance (due within 45 calendar days from receipt of the formal notice) to Nasdaq, of which we are awaiting a response from Nasdaq. There is no guaranty that Nasdaq will accept our plan of compliance

If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

Shares of our preferred stock have certain approval rights with respect to incurring debt or otherwise issuing debt securities. Our failure to get consent from the holders of Series AA Preferred (and all subseries thereof) and Series AAA Preferred (and all subseries thereof) prior to the Company incurring any indebtedness not in the ordinary course of business or entering into any agreement to do the same.  Our previous incurrence of debt and issuance of debt securities may cause us to face litigation.

The Certificate of Designation of Preferences, Rights, and Limitations of the Series AA Convertible Preferred Stock (and each subseries thereof), and the Certificate of Designation of Preferences, Rights, and Limitations of the Series AA Convertible Preferred Stock (and each subseries thereof) requires us to receive consent from the majority of the holders of the Series AA Preferred and Series AAA Preferred prior to incurring any indebtedness not in the ordinary course of business, or entering into any agreements to do the same (the “Debt Consents”).  As previously disclosed by the Company, we have previously incurred debt and entered into agreements to do the same prior to the receipt of the Debt Consents.  While the Company intends to obtain ratification from the holders of Series AA Preferred and Series AAA Preferred, if the Company fails to obtain the Debt Consents (or ratification thereof), it could potentially face litigation from holders of the Series AA Preferred and Series AAA Preferred, which may affect an investor’s ability to receive such shares of common stock and could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended June 30, 2025 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b) Exhibits

Exhibit No.	Description	Incorporation by Reference

1.1	Underwriting Agreement dated May 9, 2025, between Super League Enterprise, inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on May 12, 2025

1.2	Underwriting Agreement, dated May 29, 2025, between Super League Enterprise, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on May 30, 2025

1.3	Placement Agent Agreement, dated May 30, 2025, between Super League Enterprise, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on June 2, 2025

2.1	Membership Interest Purchase and Sale Agreement, by and among Super League Enterprise, Inc., InPvP, LLC, and Mineville, LLC	Exhibit 2.1 to the Current Report on Form 8-K filed on May 22, 2025

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.7 to the Registration Statement, filed August 11, 2025

4.1	Convertible Promissory Note issued by Super League Enterprise, Inc., to 1800 Diagonal Lending, LLC, on May 12, 2025	Exhibit 4.1 to the Current Report on Form 8-K filed on May 16, 2025

4.2	Amended and Restated Unsecured Promissory Note issued by Super League Enterprise, Inc. to Belleau Wood Capital, LP, on August 11, 2025

10.1	Addendum No. 1 to the Executive Employment Agreement between the Company and Matthew Edelman, dated April 1, 2025	Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2025

10.2	Addendum No. 1 to the Executive Employment Agreement between the Company and Ann Hand, dated April 1, 2025	Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2025

10.3	Addendum No. 1 to the Executive Employment Agreement between the Company and Clayton Haynes, dated April 1, 2025	Exhibit 10.3 to the Current Report on Form 8-K filed on April 3, 2025

10.4	Amendment No. 1 to Convertible Promissory Note, dated April 30, 2025, by and between Super League Enterprise, Inc. and 1800 Diagonal Lending, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2025

10.5	2025 Omnibus Equity Incentive Plan	Annex B to the Definitive Proxy Statement on Schedule 14A filed May 19, 2025

10.6	Form of Securities Purchase Agreement, dated May 30, 2025	Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2025

10.7	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Sam Drozdov.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2025

10.8	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Ben Khakshoor.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 20, 2025

10.9	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Firepit Partners Co.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 20, 2025

10.10	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and the non-employee member of the Board of Directors stated therein.	Exhibit 10.4 to the Current Report on Form 8-K filed on June 20, 2025

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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
Date: August 14, 2025