Form 10-Q
period 2025-09-30
Super League Enterprise, Inc.
filed 2025-11-14
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLE	NASDAQ Capital Market

As of November 10, 2025, there were 10,075,954 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED BALANCE SHEETS

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,061,000	$1,310,000
Accounts receivable, net	1,918,000	3,766,000
Prepaid expense and other current assets	1,487,000	677,000
Total current assets	4,466,000	5,753,000
Property and equipment, net	11,000	24,000
Intangible assets, net	2,361,000	4,070,000
Goodwill	1,864,000	1,864,000
Total assets	$8,702,000	$11,711,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expense	$5,454,000	$5,282,000
Accrued contingent consideration	39,000	138,000
Promissory note - contingent consideration	-	1,735,000
Contract liabilities	813,000	50,000
Secured loan – SLR Facility	-	24,000
Promissory notes payable and accrued interest	3,304,000	1,707,000
Promissory notes payable and accrued interest – related party	-	1,509,000
Total current liabilities	9,610,000	10,445,000
Deferred taxes	161,000	161,000
Warrant liability	936,000	935,000
Total liabilities	10,707,000	11,541,000

Commitments and Contingencies (Note 7)

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 1,882,907 and 17,499 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,000	-
Common stock, par value $0.001 per share; 400,000,000 shares authorized; 1,549,104 and 405,610 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively(1)	78,000	94,000
Additional paid-in capital	271,518,000	270,111,000
Accumulated deficit	(273,605,000)	(270,035,000)
Total stockholders’ (deficit) equity	(2,005,000)	170,000
Total liabilities and stockholders’ (deficit) equity	$8,702,000	$11,711,000

(1)	Refer to Note 1 for information regarding Reverse Stock Split effective June 23, 2025.

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

REVENUE	$2,423,000	$4,431,000	$8,142,000	$12,756,000

COST OF REVENUE	1,343,000	2,706,000	4,557,000	7,653,000

GROSS PROFIT	1,080,000	1,725,000	3,585,000	5,103,000

OPERATING EXPENSE
Selling, marketing and advertising	1,699,000	2,397,000	6,198,000	7,306,000
Engineering, technology and development	667,000	914,000	2,290,000	3,405,000
General and administrative	1,765,000	1,935,000	4,938,000	6,558,000
Contingent consideration	-	(68,000)	(14,000)	(15,000)
Total operating expense	4,131,000	5,178,000	13,412,000	17,254,000

NET OPERATING LOSS	(3,051,000)	(3,453,000)	(9,827,000)	(12,151,000)

OTHER INCOME (EXPENSE)
Gain on sale of intangible assets	-	-	343,000	144,000
Change in fair value of warrant liability	1,073,000	198,000	1,934,000	1,104,000
Loss on extinguishment of liability	(161,000)	(336,000)	(161,000)	(336,000)
Interest (expense) income, including change in fair value of debt accounted for at fair value	(1,010,000)	(45,000)	(2,231,000)	(78,000)
Debt issue costs	(415,000)	-	(554,000)	-
Other (expense) income, net	2,000	4,000	(79,000)	(30,000)
Total other income (expense)	(511,000)	(179,000)	(748,000)	804,000

Loss before income taxes	(3,562,000)	(3,632,000)	(10,575,000)	(11,347,000)

Provision (benefit) for income taxes	-	-	-	-

NET LOSS	$(3,562,000)	$(3,632,000)	$(10,575,000)	$(11,347,000)

Net income (loss) per share attributable to common stockholders (1)
Basic net income (loss) per common share	$3.25	$(21.47)	$(4.96)	$(80.10)
Weighted-average number of common shares outstanding, basic	1,090,129	248,007	719,639	182,738

Diluted net loss per common share	$(2.65)	$(21.47)	$(4.96)	$(80.10)
Weighted-average number of common shares outstanding, diluted	1,561,806	248,007	719,639	182,738

(1)	Refer to Note 1 for information regarding Reverse Stock Split effective June 23, 2025.

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Preferred stock (Shares):
Balance, beginning of period	16,426	22,858	17,499	23,656
Issuance of Series AAA Junior preferred stock at $1,000 per share	-	-	-	1,210
Issuance of Series AAAA Junior preferred stock at $1.00 per share – RP Note Exchange	1,500,000	-	1,500,000	-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – Super Biz Note Exchange	1,894,964	-	1,894,964	-
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share	-	551	-	551
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share	-	697	-	697
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share	-	399	-	399
Conversion of Series A preferred stock to common stock	-	(96)	(780)	(571)
Conversion of Series AA preferred stock to common stock	-	(1,573)	(60)	(1,936)
Conversion of Series AAA preferred stock to common stock	-	(2,244)	(150)	(3,414)
Conversion of Series AAA Junior preferred stock to common stock	-	-	(83)	-
Conversion of Series AAAA Junior preferred stock to common stock	(1,528,483)	-	(1,528,483)	-
Conversion of Series AA, AAA and AAA Junior Preferred Stock into Series B Preferred Stock	(15,987)	-	(15,987)	-
Issuance of Series B Preferred Stock in exchange for Series AA, AAA and AAA Junior Preferred Stock	15,987	-	15,987	-
Balance, end of period	1,882,907	20,592	1,882,907	20,592

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-	$-	$-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – RP Note Exchange	2,000	-	2,000	-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – Super Biz Note Exchange	2,000	-	2,000	-
Issuance of Series AAA Junior preferred stock at $1,000 per share	-	-	-	-
Conversion of Series A preferred stock to common stock	-	-	-	-
Conversion of Series AA preferred stock to common stock	-	-	-	-
Conversion of Series AAA preferred stock to common stock	-	-	-	-
Conversion of Series AAA Junior preferred stock to common stock	-	-	-	-
Balance, end of period	$4,000	$-	$4,000	$-

Common stock (Shares):
Balance, beginning of period	884,699	181,077	405,610	119,353
Issuances of common stock, net of issuance costs	-	-	397,547	-
Common stock issued in connection with Hudson ELOC	-	-	17,926	-
Commitment Shares – Hudson ELOC	-	-	7,500	-
Issuance of common stock - Agile II Exchange	217,108	-	217,108	-
Partial conversion of 1800 Diagonal Note I	53,000	-	53,000	-
Common stock issued for Melon Acquisition	-	-	895	1,803
Common stock issued for Super Biz Acquisition / Super Biz Note	-	-	6,563	767
Preferred stock dividends paid – common stock	-	48,141	7,945	63,819
Conversion of Series A preferred stock	-	316	1,759	1,456
Conversion of Series AA preferred stock	-	20,088	794	24,899
Conversion of Series AAA preferred stock	-	32,819	2,241	50,267
Conversion of Series AAA Junior preferred stock	-	-	1,660	-
Conversion of Series AAAA Junior preferred stock	311,300	-	311,300	-
Stock-based compensation	82,997	10,417	117,256	11,119
Issuance of common stock in settlement of legal matter	-	-	-	19,375
Other		-		-
Balance, end of period	1,549,104	292,858	1,549,104	292,858

Common stock (Amount)(1):
Balance, beginning of period	$78,000	$85,000	$94,000	$81,000
Issuances of common stock, net of issuance costs	-	-	16,000	-
Reverse stock split	-	-	(34,000)	-
Common stock issued in connection with Hudson ELOC	-	-	1,000	-
Conversion of Series A, AA and AAA preferred stock	-	2,000	-	4,000
Preferred stock dividends paid – common stock	-	2,000	-	3,000
Common stock issued for Melon Acquisition	-	-	-	-
Common stock issued for Super Biz Acquisition	-	-	-	-
Stock-based compensation	-	-	1,000	-
Issuance of common stock in settlement of legal matter	-	-	-	1,000
Balance, end of period	$78,000	$89,000	$78,000	$89,000

Additional paid-in-capital:
Balance, beginning of period	$272,954,000	$263,296,000	$270,111,000	$258,923,000
Issuances of common stock, net of issuance costs	-	-	1,545,000	-
Reverse stock split	-	-	34,000	-
Commitment fees – YP ELOC Prefunded warrants	600,000	-	600,000	-
Common stock issued in connection with Hudson ELOC	-	-	231,000	-
Commitment Shares – Hudson ELOC	-	-	138,000	-
Issuance of common stock - Agile II Exchange	1,440,000	-	1,440,000	-
Partial conversion of 1800 Diagonal Note I	248,000	-	248,000	-
Issuance of Series AAA Junior preferred stock at $1,000 per share, net of cash and noncash issuance costs	-	-	-	751,000
Issuance of Series AAAA Junior preferred stock at $1.00 per share – RP Note Exchange	1,498,000	-	1,498,000	-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – Super Biz Note Exchange	1,895,000	-	1,895,000	-
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share	-	453,000	-	453,000
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share	-	529,000	-	529,000
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share	-	102,000	-	102,000
Common stock purchase warrants issued – Series AAA-3 and Series AAA-4 Junior preferred stock	-	(134,000)	-	(134,000)
Conversion of Series AA, AAA, AAA Junior Preferred Stock to Series B Preferred Stock – issuance costs	(24,000)	-	(24,000)	-
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain existing AIRs	-	-	-	294,000
Preferred stock dividends paid – common stock	-	2,421,000	101,000	3,287,000
Deemed dividend on exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock	(7,685,000)	-	(7,685,000)	-
Common stock purchase warrants issued to placement agent	-	(346,000)	-	(346,000)
Preferred stock conversions	-	(2,000)	-	(2,000)
Deemed dividend on Series AA, AAA and AAA Junior preferred stock – down round	308,000	-	308,000	-
Common stock issued for Melon Acquisition	-	-	8,000	90,000
Common stock issued for Super Biz Acquisition	-	-	-	38,000
Stock-based compensation	284,000	356,000	839,000	986,000
Prepaid consultant costs and other	-	-	231,000	-
Issuance of common stock and incremental fair value in connection with modifications to certain existing AIRs in settlement of legal matter	-	70,000	-	1,553,000
Other	-	336,000	-	557,000
Balance, end of period	$271,518,000	$267,081,000	$271,518,000	$267,081,000

Accumulated Deficit:
Balance, beginning of period	$(277,149,000)	$(258,325,000)	$(270,035,000)	$(249,014,000)
Preferred stock dividends paid or accrued– common stock	(271,000)	(1,694,000)	(372,000)	(3,290,000)
Deemed dividend on exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock	7,685,000	-	7,685,000	-
Deemed dividend on Series AA, AAA and AAA Junior preferred stock – down round	(308,000)	-	(308,000)	-
Net Loss	(3,562,000)	(3,632,000)	(10,575,000)	(11,347,000)
Balance, end of period	$(273,605,000)	$(263,651,000)	$(273,605,000)	$(263,651,000)
Total stockholders’ (deficit) equity	$(2,005,000)	$3,519,000	$(2,005,000)	$3,519,000

(1)	Refer to Note 1 for information regarding Reverse Stock Split effective June 23, 2025.

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,575,000)	$(11,347,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,607,000	1,953,000
Stock-based compensation	1,372,000	986,000
Change in fair value of warrant liability	(1,934,000)	(1,104,000)
Change in fair value of contingent consideration	-	(158,000)
Change in fair value of debt	924,000	-
Gain on sale of Minehut Assets	-	(144,000)
Debt issuance costs	554,000	-
Fair value of noncash legal settlement and other noncash charges	-	794,000
Loss on extinguishment of liability	161,000	336,000
Changes in operating assets and liabilities:
Accounts receivable	1,040,000	3,772,000
Prepaid expense and other current assets	(319,000)	263,000
Accounts payable and accrued expense	(398,000)	(3,309,000)
Accrued contingent consideration	-	(17,000)
Contract liabilities	763,000	(185,000)
Accrued interest on note payable	-	-
Net cash used in operating activities	(6,805,000)	(8,160,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Mineville Assets	350,000	-
Proceeds from sale of Minehut Assets	808,000	-
Purchase of property and equipment	-	(23,000)
Capitalization of software development costs	(200,000)	(434,000)
Other purchases of intangible assets	(35,000)	-
Net cash provided by (used in) investing activities	923,000	(457,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	-	2,129,000
Proceeds from issuance of common stock, net of issuance costs	1,945,000	-
Proceeds from notes payable, net of debt issuance costs	7,607,000	-
Payments on notes payable	(3,818,000)	-
Advances from accounts receivable facility	429,000	1,033,000
Payments on accounts receivable facility	(453,000)	(1,833,000)
Contingent consideration payments – Melon Acquisition	(77,000)	(32,000)
Net cash provided by financing activities	5,633,000	1,297,000

NET DECREASE IN CASH	(249,000)	(7,320,000)
Cash and Cash Equivalents – beginning of period	1,310,000	7,609,000
Cash and Cash Equivalents – end of period	$1,061,000	$289,000

Cash paid for interest	$1,274,000	$93,000

SUPPLEMENTAL NONCASH, INVESTING AND FINANCING ACTIVITIES
Issuance of equity securities in exchange for debt	$4,920,000	$-
Commitment shares issued in connection with YP ELOC	600,000	-
Commitment shares issued in connection with Hudson ELOC	159,000	-
Issuance of Super biz Note in connection with extinguishment of accrued contingent consideration liability	-	1,765,000
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain AIRs	-	294,000
Common stock issued in connection with Super Biz Note	336,000	-
Issuance of common stock in connection with the payment of Super Biz Contingent Consideration	-	38,000
Common stock issued in connection with Melon Contingent Consideration	8,000	90,000
Issuance of common stock in connection with legal settlement	-	1,270,000

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Super League Enterprise, Inc. (Nasdaq: SLE) (“Super League,” or the “Company”) is redefining how brands connect with consumers through the power of playable media. Through solutions within mobile games and the world’s largest immersive gaming platforms, Super League provides global brands with ads, content, and experiences that are not only seen – they are played, felt, and remembered. Boasting an award-winning development studio, a vast network of native creators, and proprietary engagement technology, Super League is a one-of-a-kind partner for brands looking to stand out in culture, spark loyalty, and drive meaningful impact. In a world where attention is earned, Super League makes brands relevant - by making them playable.

We generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) direct to consumer offers, including in-game items, e-commerce, and digital collectibles, and (iii) content and technology through the production and distribution of our own, advertiser and third-party content. We operate in one reportable segment to reflect the way management and our chief operating decision maker review and assess the performance of the business

Super League was incorporated on October 1, 2014, as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015, and to Super League Enterprise, Inc. on September 11, 2023.

All references to “Note,” followed by a number reference refer to the applicable corresponding numbered footnotes to these condensed financial statements. References to the “SEC” refer to the United States Securities and Exchange Commission.

Reverse Common Stock Split

On June 17, 2025, the Company filed a Certificate of Amendment (the “June 2025 Amendment”) to its Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), which became effective as of June 23, 2025, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-40 (the “Reverse Split”). The Reverse Split was approved by the Company’s Board of Directors (the “Board”) on June 2, 2025, and approved by the stockholders of the Company on June 9, 2025. Refer to Note 6 below for additional information regarding the Reverse Split.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, preferred stock conversion shares, common stock underlying additional investment rights (“AIRs”), share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the Reverse Split for all periods presented.

NASDAQ Listing Rule 5550(a)(2)

On July 8, 2025, the Company received a written notice from The Nasdaq Stock Market (“Nasdaq”) informing us that the Company has regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market.

Previously, on January 2, 2025, the Company received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock, for 30 consecutive business days, the Company was not then currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

NASDAQ Listing Rule 5620(a)

On June 11, 2025, the Company received a written notice from Nasdaq informing us that the Company has regained compliance with the annual meeting requirement under NASDAQ Listing Rule 5620(a) (the “Annual Meeting Rule”) for continued listing on the Nasdaq Capital Market

Previously, on January 3, 2025, the Company received a letter (the “Annual Meeting Letter”) from Nasdaq indicating that the Company no longer complied with the Annual Meeting Rule since it did not hold an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year ended December 31, 2023.

Nasdaq Listing Rule 5550(b)(1)

On October 28, 2025, the Company received a written notice from Nasdaq informing the Company that it regained compliance with Nasdaq Listing Rule 5550(b), and that the Company is in compliance with all applicable continued listing requirements. Accordingly, the hearing before a Nasdaq Hearing Panel (the “Panel”) scheduled to take place on November 11, 2025, as described below, was cancelled.

Previously, on April 7, 2025, the Company received a letter (the “Stockholder Deficiency Letter”) from Nasdaq, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). The Stockholder Deficiency Letter also indicated that the Company does not meet the alternative compliance standards of market value of listed securities or net income from continuing operations. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, reporting the stockholders’ equity of $170,000. The Company prepared and submitted a plan of compliance (which was due within 45 calendar days from receipt of the formal notice) to Nasdaq.

On October 8, 2025, the Company received a delisting determination letter (the “Delisting Determination Letter”) in connection with the Stockholders’ Equity Requirement. The Delisting Determination Letter stated that unless the Company requested a hearing before the Panel to appeal Nasdaq’s delisting determination by October 15, 2025, trading of the common stock would have been suspended at the opening of business on October 17, 2025, and the Company’s common stock would have been delisted from Nasdaq. As of October 8, 2025, the Company requested a hearing before the Panel, which was scheduled to take place on November 11, 2025, at which the Company planned to request a suspension of delisting pending its return to compliance. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B), the hearing requested stayed the suspension of trading and delisting of the common stock pending the conclusion of the hearing process. As described above, On October 28, 2025, the Company received a written notice from Nasdaq informing Super League that it had regained compliance with the Stockholders’ Equity Requirement, and that the Company is in compliance with all applicable continued listing requirements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, filed with the SEC on March 31, 2025.

The December 31, 2024 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of September 30, 2025, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

Principles of Consolidation

The condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications to operating expense line have been made to prior year amounts for consistency and comparability with the current year’s condensed financial statement presentation. These reclassifications had no effect on the reported total revenue, operating expense, total assets, total liabilities, total stockholders’ (deficit) equity, or net loss for the prior periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, accounting for business combinations and related contingent consideration, derecognition of assets, accounting for debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for debt modifications and extinguishments, accounting for derivatives, including estimates and assumptions used to calculate the fair value of derivative instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgments.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents, working capital and an accumulated deficit as reflected on the accompanying condensed balance sheets provided herein. For the nine months ended September 30, 2025 and 2024, the Company incurred net losses, and cash outflows from operating activities as reflected in the accompanying condensed statements of operations and cash flows, respectively. In recent prior periodic reporting, and as of September 30, 2025 (prior to the mitigating factors described below), the Company’s historical operating losses and the Company’s prior reliance on external financing raised substantial doubt about the Company’s ability to continue as a going concern.

Improved Liquidity Due to Subsequent Events

Equity Financing

Subsequent to the balance sheet date and before the issuance of these financial statements, the Company completed equity financings totaling $20.0 million in gross proceeds ($18.5 million in proceeds net of offering costs). The proceeds provide significant additional working capital and liquidity to fund operations and meet the Company’s obligations as they arise. The Company intends to use the proceeds from the Offering for repayment of existing indebtedness totaling $1.5 million, implementation of a new corporate strategy, general corporate purposes and working capital. Refer to Note 8 for additional information regarding equity financings subsequent to September 30, 2025.

Additional Conversions of Debt to Equity

During the three months ended September 30, 2025, the company exchanged $4.7 million of outstanding debt for equity as described at Notes 4 and 5. In October and November 2025, holders of an aggregate of approximately $4.0 million of the Company’s outstanding promissory notes as of September 30, 2025, exchanged or converted such notes into either common stock or preferred stock of the Company pursuant to (i) executed exchange agreements, or (ii) the existing conversion terms set forth in certain notes. As a result, the Company eliminated approximately $4.0 million of principal and accrued interest obligations that would otherwise have required cash settlement subsequent to September 30, 2025. The conversions materially reduced the Company’s leverage profile and future cash commitments. Refer to Note 8 for additional information regarding the exchange or conversion of debt to equity subsequent to September 30, 2025.

Operating Cost Reductions and Updated Forecasts

Since approximately May 2024, the Company implemented a number of operating expense reduction initiatives designed to decrease future operating cash outflows. These actions included workforce optimization, vendor contract renegotiations, reduced discretionary spending, and restructuring of non-core activities. Excluding noncash charges, these operating expense reductions resulted in a decrease in operating expense of 29% and 24% for the three and nine month periods ended September 30, 2025, compared to the three and nine month periods ended September 30, 2024, respectively.

Considerations as of the Date of Issuance of Financial Statements

In connection with preparing the Company’s financial statements as of and for the three and nine months ended September 30, 2025, management evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”).

While in general, the primary transactions described above were consummated pursuant to the Board’s approval of definitive documentation, originally negotiated and the principal terms agreed upon in September 2025, the Company’s ability to execute and consummate the transactions required the approval of the Company’s stockholders (the “Stockholder Approval”). The Company received the approval of the holders of the requisite number of votes to approve such transactions at the Company’s 2025 Annual Meeting of Stockholders, held on October 20, 2025.

The occurrence of each of (i) the requirement that the Company receive the Stockholder Approval, and (ii) the Company’s financial position at September 30, 2025, initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were scheduled to be issued. However, the factors contributing to the initial doubt of the Company’s ability to continue as a going concern has been addressed and alleviated due to: (a) the Company receiving the required Stockholder Approval; and (b) management’s execution to date and ability to continue to execute the Company’s financial plans and consummate the transactions described above, including, without limitation (i) the October 2025 financing resulting in $20.0 million in gross proceeds, (ii) the conversion of outstanding debt to equity, and (iii) the Company’s expense reduction and cost optimization initiatives.

Based on: (i) cash on hand as of the issuance date of these financial statements; (ii) net proceeds from the equity financings completed subsequent to September 30, 2025; (iii) elimination of future cash obligations resulting from the conversion of debt into equity; and (iv) realized reductions in operating expense, management believes that the Company will have sufficient liquidity to meet its obligations as they become due for at least the twelve-month period following the issuance date of these financial statements as contemplated by ASC 205-40. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine each party’s rights regarding the goods or services to be transferred, each party’s performance obligations, whether performance obligations are satisfied at a point in time or over time, estimates of completion methodologies, the timing of satisfaction of performance obligations, whether we are a principal or agent in the arrangement and the appropriate period or periods in which, or during which, the completion of the earnings process and transfer of control occurs. Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding revenue arrangements in any specific period, our periodic financial results may be materially affected.

Media and Advertising

Media and advertising revenue primarily consists of direct and reseller sales of our on-platform media (including off-platform media) and analytics products, and influencer marketing campaign sales to third-party brands and agencies (hereinafter, “Brands”).

On Platform Media

On platform media revenue is generated from third party Brands advertising in-game on Roblox or other digital platforms, and prior to the Minehut Sale, on our Minehut Minecraft platform (Refer to Note 3, “Sale of Mineville” and “Sale of Minehut” below for information concerning the sale of the related digital properties in May 2025 and February 2024, respectively). Media assets include static billboards, video billboards, portals, 3D characters, Pop Ups and other media products. We work with Brands to determine the specific campaign media to deploy, target ad units and target demographics. We customize the media advertising campaign and media products with applicable branding, images and design and place the media on the various digital platforms. Media is delivered via our Super Biz Roblox platform, the Roblox Immersive Ads platform, other platforms, and prior to the Minehut Sale, on our owned and operated Minehut platform. Media placement can be based on a cost per thousand, other cost per measure, or a flat fee. Media and advertising arrangements typically include contract terms for time periods ranging from one week to two or three months in length.

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

Our customers receive and consume the benefits of each influencer’s post as the content is posted on the influencer’s respective social media outlet. In addition, the influencer marketing campaigns and videos created by influencers are highly customized advertising engagements, where Brand specific assets and collateral are created for the customer based on specific and customized specifications, and therefore, does not create an asset with an alternative use. Further, based on contract terms, we typically have an enforceable right to payment for performance to date during the term of the arrangement.

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

Custom integrations are highly customized advertising campaigns that are integrated into and run on existing affiliate Roblox gaming experiences. Custom integrations will often include the creation of highly customized and branded game integration elements to be integrated into the existing Roblox gaming experience to the customers specifications and other campaign-specific media or products. Prior to the Minehut Sale, we also created custom integrations on the digital property “Minehut” for Brands. Refer to Note 3, “Sale of Mineville” and “Sale of Minehut” below for information concerning the sale of the related digital properties in May 2025 and February 2024, respectively.

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

One-off and monthly content production services are distinct in that the customer can benefit from the service either on its own or together with other resources that are readily available to the customer. Further, promises to provide one-off or monthly content production services are typically separately identifiable as the nature of the promises, within the context of the contract, is to transfer each of those goods or services individually. Each month’s content production services are separate and not integrated with a prior month’s or subsequent month’s services and do not represent a combined output; each month’s content production services do not modify any other prior period content production services, and the monthly services are not interdependent or highly interrelated.

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

Refer to Note 3, “Sale of Mineville” and “Sale of Minehut” below for information concerning the sale of the related digital properties in May 2025 and February 2024, respectively.

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

InPvP revenues were generated from single transactions for various distinct digital goods sold to users in-game. Microsoft processed sales transactions and remitted the applicable revenue share to us pursuant to the terms of the Microsoft agreement.

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

Revenue was comprised of the following for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Media and advertising	$1,025,000	$1,538,000	$3,773,000	$4,637,000
Publishing and content studio	1,398,000	2,646,000	4,056,000	7,388,000
Direct to consumer(1)	-	247,000	313,000	731,000
	$2,423,000	$4,431,000	$8,142,000	$12,756,000
Revenue Recognition:
Single point in time	43%	52%	42%	43%
Over time	57%	48%	58%	57%
Total	100%	100%	100%	100%

(1) Refer to Note 3, “Sale of Mineville” and “Sale of Minehut” below for information concerning the sale of the related digital properties in May 2025 and February 2024, respectively.

Contract assets (included in “Prepaid expense and other current assets”) totaled $598,000 at September 30, 2025 and $372,000 at December 31, 2024. Contract liabilities totaled $813,000 at September 30, 2025 and $50,000 at December 31, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized related to contract liabilities as of the beginning of the respective period	$40,000	$-	$50,000	$234,000

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

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements, including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, internal and third-party game developers, third-party ad-platform, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees.

Advertising

Advertising costs include the cost of ad production, social media, print media, marketing, promotions, and merchandising. The Company expenses advertising costs as incurred. Advertising costs are included in selling, marketing and advertising expense in the condensed statements of operations. Advertising expense for the three and nine months ended September 30, 2025 were $46,000 and $68,000, respectively. Advertising expense for the three and nine months ended September 30, 2024 were $0 and $56,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. At each balance sheet date, the Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable forecasts of future economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when they are determined to be uncollectible. As of September 30, 2025 and December 31, 2024, no allowance for expected credit losses was deemed necessary.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Equity-linked instruments that are deemed to be freestanding instruments issued in conjunction with convertible debt or preferred stock are accounted for separately. For equity linked instruments classified as equity, the proceeds are allocated based on the relative fair values of the preferred stock and the equity-linked instrument following the guidance in FASB ASC Topic 470, “Debt,” (“ASC 470”).

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

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Selling, marketing and advertising	$53,000	$124,000	$304,000	$378,000
Engineering, technology and development	2,000	6,000	15,000	23,000
General and administrative	558,000	226,000	1,053,000	585,000
Total noncash stock compensation expense	$613,000	$356,000	$1,372,000	$986,000

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

Unrecognized compensation expense related to the awards cancelled under the 2014 Plan totaled $408,000 which is being recognized prospectively over the remaining modified service period of 2 years. Total incremental compensation cost related to the 2025 Exchanged Awards totaled $307,000, $165,000 of which related to vested awards as of the modification date and was recognized as expense immediately in the statement of operations for the nine months ended September 30, 2025, and $141,000 related to unvested awards which is being recognized prospectively over the remaining modified service period of 2 years.

On October 20, 2025, stockholders approved an amendment to the Company’s 2025 Omnibus Equity Incentive Plan to increase the number of shares of Common Stock available for issuance under the 2025 Plan by 6,967,863 shares of common stock.

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed balance sheets. Deferred financing costs, included in prepaid expense and other current assets, at September 30, 2025 and December 31, 2024, totaled $832,000 and $64,000, respectively.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the condensed balance sheets as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the condensed statements of operations. For the three and nine months ended September 30, 2025, debt financing costs expensed as incurred in connection with debt financings totaled $415,000 and $554,000, respectively. For the three and nine months ended September 30, 2024, debt financing costs expensed as incurred in connection with debt financings totaled $0 and $0, respectively.

Debt

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes and convertible notes issued, as described at Note 5, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed statements of operations. With respect to the promissory notes described at Note 5, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying condensed statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying condensed statements of operations.

The fair value of the promissory notes described at Note 5 was estimated based on a calculation of the present value of the related cash flows (i.e. payments of principal and interest based on contractual agreement terms) using a discount rate that reflected market rates and related credit risk (Level 3 inputs). The FVO was elected for the promissory notes described at Note 5 due to the short-term nature of the promissory notes and to provide relevant and timely information regarding the current market value of the debt, which is marked to market at each balance sheet date reflecting the effects of market fluctuations and other factors.

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interests rates or other variables, which are reflected in the condensed statements of operations. Variations in any of these judgements and estimates could have a material impact on our financial results.

The Company may issue convertible debt instruments that include detachable common stock purchase warrants. The Company evaluates the terms of each instrument to determine the appropriate accounting treatment under ASC 825-10, “Fair Value Option,” ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company has elected the FVO for certain convertible debt instruments, as described at Note 5. Under the FVO, the entire debt instrument, including any embedded conversion feature, is initially recognized and subsequently measured at fair value, with changes in fair value recognized in earnings within Other income (expense) each reporting period. The fair value election eliminates the need to separately account for the embedded conversion feature under ASC 815-40.

Detachable warrants issued in connection with convertible debt are evaluated separately from the debt instrument. If the warrants meet the criteria for equity classification under ASC 815-40 (including the fixed-for-fixed equity scope exception and no cash-settlement provisions), the warrants are recorded in additional paid-in capital and are not subsequently remeasured. If the warrants do not meet the criteria for equity classification, they are accounted for as derivative liabilities at fair value with changes in fair value recognized in earnings.

At issuance, proceeds are allocated between the fair-value-option debt instrument and any separately issued equity-classified warrants based on their relative fair values. Transaction costs related to fair-value-option debt instruments are expensed as incurred. For equity-classified warrants, issuance costs are recorded as a reduction to additional paid-in capital. Changes in the fair value of convertible debt for which the FVO has been elected may reflect changes in the Company’s credit risk, market interest rates, and the value of the conversion feature.

Debt Modifications and Extinguishments

Modifications to debt obligations are initially analyzed to determine whether the modification qualifies as a troubled debt restructuring (“TDR”). A modification is a troubled debt restructuring if both (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. In determining if a company is experiencing financial difficulties for a TDR, as contemplated by the applicable standard, several factors are considered including whether the company is currently in payment default on any debt, if there is a high probability of future default without modification, bankruptcy considerations, or if there is substantial doubt about the company’s ability to continue as a going concern. A lender is granting a concession when the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt. The recognition and measurement of the impact of a TDR on the financial statements depends on whether the future undiscounted cash flows specified by the new terms are greater (gain is recorded in the condensed statements of operations for the difference) or less (no gain is recorded in the condensed statements of operations for the difference) than the carrying value of the debt.

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

If the modification is not deemed to be substantially different, the modification is accounted for as an adjustment to the carrying amount of the debt, with a recalculated effective interest rate. If the modification is deemed to be substantially different, then the modification is accounted for as an extinguishment of the original debt and issuance of new debt, requiring the recognition of a gain or loss on the extinguishment in the condensed statements of operations.

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

Debt Exchanges for Equity — Fair Value Option

The Company may settle or exchange debt instruments by issuing equity securities (i.e. common stock or preferred stock). Upon settlement or exchange of FVO-elected debt for the Company's equity securities, the carrying amount of the debt immediately prior to settlement represents its fair value at the settlement date. Any difference between the fair value of the equity instruments issued and the carrying amount of the debt extinguished is recognized as a gain or loss in earnings within Other income (expense) at the time of the exchange. Equity instruments issued in settlement of debt are recorded in stockholders’ equity at their fair value on the settlement date. Any incremental direct costs associated with issuing equity securities are accounted for as a reduction to additional paid-in capital.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. Commitment fees charged irrespective of drawdown activity are recognized as expense on a straight-line basis over the commitment period and included in other income (expense) in the condensed statements of operations. Refer to Note 3 for additional information.

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

Based on the applicable criteria under the standard, including quantitative thresholds, the Company determined it has one operating segment and one reportable segment, operated primarily in domestic markets for the periods presented, as the CODM regularly reviews and manages the Company’s operations, business activities and financial performance and allocates resources as a single operating and reportable segment at the entity level.

Super League’s single reportable segment derives revenues from customers as summarized at Note 2, “Revenue Recognition.” The accounting policies of the Company’s single reporting segment are described in the summary of significant accounting policies herein.

The chief operating decision maker assesses performance, establishes management compensation and decides how to allocate resources for the single reporting segment, primarily by monitoring actual results versus the annual plan, based on total revenues, net operating income (loss) and net income (loss) as reported in the condensed statements of operations. The CODM does not evaluate segment performance using entity level balance sheet information.

The significant expenses reviewed by the CODM are cost of revenue; selling, marketing and advertising expense; engineering, technology and development expense; and general and administrative expense, as presented in the condensed statements of operations, including noncash amortization and noncash stock compensation expense included in the expense categories. Selling, marketing and advertising expense, engineering, technology and development expense, and general and administrative expense include noncash amortization expense and noncash stock compensation expense, which is disclosed in Note 2 and Note 3, respectively. Other segment items consist of contingent consideration, loss on intangible asset disposal, impairment of intangible assets, interest expense, changes in the fair value of derivative instruments and other income (expense) items, as presented in the condensed statements of operations.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
Number of customers > 10% of revenue / percent of revenue	Three	/	37%	Two	/	25%	Two	/	28%	Two	/	23%

Revenue concentrations were comprised of the following revenue categories:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Media and advertising	13%	-%	14%	11%
Publishing and content studio	24%	25%	14%	12%
	37%	25%	28%	23%

	September 30, 2025			December 31, 2024

Number of customers > 10% of accounts receivable / percent of accounts receivable	Four	/	59%	Three	/	45%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	10%	Two	/	21%

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding preferred stock, convertible notes payable, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings.

A reconciliation of net loss to net income (loss) attributable to common stockholders is as follows for the three and nine months ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net loss	$(3,562,000)	$(3,632,000)	$(10,575,000)	$(11,347,000)
Deemed dividend on Series AA Preferred Stock – down round feature	(308,000)	-	(308,000)	-
Deemed dividend on exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock	7,685,000	-	7,685,000	-
Preferred stock dividends paid or accrued– common stock	(271,000)	(1,694,000)	(372,000)	(3,290,000)
Net income (loss) attributable to common stockholders - basic	$3,544,000	$(5,326,000)	$(3,570,000)	$(14,637,000)
Add back:
Deemed dividend on exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock	(7,685,000)	-	-	-
Net loss attributable to common stockholders - diluted	$(4,141,000)	$(5,326,000)	$(3,570,000)	$(14,637,000)

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Basic Earnings (Loss) Per Common Share:
Net income (loss) from continuing operations attributable to common stockholders	$3,544,000	$(5,326,000)	$(3,570,000)	$(14,637,000)
Weighted-average number of common shares—basic	1,090,129	248,007	719,639	182,738
Basic earnings (loss) per common share	$3.25	$(21.47)	$(4.96)	$(80.10)

Diluted Earnings Per Common Share:
Net loss from continuing operations attributable to common stockholders	$(4,141,000)	$(5,326,000)	$(3,570,000)	$(14,637,000)
Weighted-average number of common shares—basic	1,090,129	248,007	719,639	182,738
Effect of dilutive securities:
Deemed dividend on exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock	471,677	-	-	-
Weighted-average number of common shares—diluted	1,561,806	248,007	719,639	182,738
Diluted earnings (loss) per common share	$(2.65)	$(21.47)	$(4.96)	$(80.10)

Anti-dilutive shares excluded from diluted earnings per share calculation:
Preferred Stock	2,209,000	304,000	2,681,000	304,000
Options, warrants, restricted stock units	1,143,000	54,000	1,143,000	54,000
Convertible notes	138,000	-	138,000	-
AIRs	486,000	210,000	486,000	210,000

Refer to Note 8 for a description of transactions that occurred subsequent to September 30, 2025, but before these financial statements were issued or are available to be issued, that would have changed materially the number of common shares or potential common shares outstanding at the end of the current period, if the transaction had occurred before the end of the current period.

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

The Company applies the cash flow model used to assess debt modifications in ASC 470-50, “Debt – Modifications and Extinguishments”, to determine whether a modification or exchange of preferred stock should be accounted for as a modification or extinguishment. Under that model, the present value of the contractual cash flows is compared before and after a modification or exchange. If the present value of the contractual cash flows is ten percent or more, the modification or exchange is accounted for as an extinguishment; if the present value of the contractual cash flows differs by less than ten percent, the modification or exchange is accounted for as a modification.

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

Preferred Stock Dividends

Dividends on preferred stock paid in another class of stock are recorded at the fair value of the shares issued as a charge to retained earnings. Dividends declared on preferred stock that are payable in the Company’s common shares are deducted from earnings available to common shareholders when computing earnings per share. Dividends on preferred stock that are due, but unpaid, are reflected in accrued liabilities in the condensed balance sheet until paid.

Certain of the Company’s outstanding preferred stock contain a conversion price down round feature subject to a contractual floor pursuant to the underlying rights in the applicable certificate of designation. Upon the occurrence of a triggering event that results in a reduction of the conversion price for an equity-classified convertible preferred stock, the Company measures the value of the effect of the feature as the difference between the fair value of the financial instrument without the down round feature, with a conversion price corresponding to the currently stated conversion price of the issued instrument, and the fair value of the financial instrument without the down round feature with a conversion price corresponding to the reduced conversion price upon the down round feature being triggered. The value of the effect of a down round feature that is triggered is recognized as a charge to retained earnings and a reduction to income available to common stockholders in the computation of earnings per share. Refer to the condensed statements of stockholders’ (deficit) equity for total charges to accumulated deficit as a result of the triggering of down round features related to outstanding preferred stock for the periods presented.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed financial statements or income tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realization of such assets.

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

On July 4, 2025, H.R.1 – 119th Congress (2025-2026)(“H.R.1”) was signed into law. H.R.1 introduces changes to United States tax policy, trade regulations, and federal spending priorities. Key provisions include the extension and modification of tax provisions from the 2017 Tax Cuts and Jobs Act, modification of certain energy-related tax credits and incentives, and timing of deductions related to certain domestic expenses. The enactment of H.R.1 did not have a material impact on the Company’s statements of operations, financial position or cash flows for the periods presented herein.

Contingencies

Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

The adoption of this standard did not have a material impact on the Company's condensed financial statements and related disclosures.

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

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its condensed financial statements and related disclosures.

Fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03)

This ASU requires that an entity disaggregate relevant expense captions presented on the face of the income statement into natural expense categories within the footnotes of the financial statements. In addition, a separate disclosure of selling expense is required to be presented. The ASU is intended to allow stakeholders to better understand the components of an entity's expenses.

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its condensed financial statements and related disclosures.

Fiscal years beginning after December 15, 2026
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” (ASU 2025-05)

This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

Early adoption is permitted, and the standard is to be applied prospectively. The Company is currently evaluating the impact of the adoption of this standard.

Fiscal years beginning after December 15, 2025, including interim periods within those fiscal years.
Intangibles - Goodwill and Other – Internal - Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. (ASU 2025-06)

This standard updates the recognition model for internal-use software by eliminating the project stage framework and requiring capitalization once projects are approved and completion is probable, and also clarifies related disclosure requirements.

Early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.

Fiscal years beginning after December 15, 2027, including interim periods within those years.

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2025	December 31, 2024	Weighted Average Amortization Period (Years)

Partner and customer relationships	$7,316,000	$7,645,000	6.5
Capitalized software development costs	4,974,000	4,774,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,920,000	3,931,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	770,000	745,000	5.5
	20,316,000	20,431,000	5.0
Less: accumulated amortization	(17,955,000)	(16,361,000)
Intangible assets, net	$2,361,000	$4,070,000

Amortization expense included in operating expense for the three and nine months ended September 30, 2025 totaled $513,000 and $1,594,000, respectively. Amortization expense included in operating expense for the three and nine months ended September 30, 2024 totaled $610,000 and $1,896,000, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2025 and future fiscal years as follows:

For the years ending December 31,
2025 remaining	$502,000
2026	1,208,000
2027	452,000
2028	185,000
2029	14,000
Thereafter	-
$2,361,000

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

The net carrying value of Mineville assets sold totaled $350,000 as of May 19, 2025, which historically were included in intangible assets, net in the condensed balance sheets, resulting in no gain or loss in connection with the Mineville Sale.

Sale of Minehut

On February 29, 2024, the Company sold its Minehut related assets (“Minehut Assets”) to GamerSafer, Inc. (“GamerSafer”), in a transaction approved by the Board. Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company received $1.0 million of purchase consideration (“Minehut Purchase Consideration”) for the Minehut Assets, which amount was paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement (the “Minehut Sale”). Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed statements of operations for the nine months ended September 30, 2024. The Minehut Purchase Consideration in the GS Agreement was variable pursuant to the guidance set forth in FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three and nine months ended September 30, 2025, totaled $0 and $343,000, respectively. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three and nine months ended September 30, 2024, totaled $0 and $0, respectively. From the date of sale of the Minehut Assets through September 30, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $1,000,000.

4.	ACQUISITIONS

Acquisition of Melon, Inc. – Contingent Consideration

On May 4, 2023 (“Melon Acquisition Date”), Super League entered into an Asset Purchase Agreement (the “Melon Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Melon Acquisition”).

Contingent consideration related to the Melon Acquisition is recorded as a liability in the accompanying condensed balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the Company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The fair value of the Melon Contingent Consideration on the respective valuation dates through to the end of fiscal year 2024 final earn out period was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk-free interest rates ranging from 4.04 % to 5.35%, volatility rates ranging from 70% to 85%, and discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the condensed statements of operations for the applicable periods presented was comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Beginning balance	$116,000	$336,000	$138,000	$538,000
Contingent Consideration – Initial accrual – May 2023	-	-	-	-
Change in fair value(3)	-	(68,000)	(14,000)	(148,000)
Contingent consideration payments (2)	(77,000)	-	(85,000)	(122,000)
Accrued contingent consideration(1)	$39,000	$268,000	$39,000	$268,000

(1)

As of September 30, 2025, the accrual for the final Melon Second Earn Out Period was comprised of the cash portion of the earn out payment. As of September 30, 2024, the accrual for the Second Earn Out Period included 2,105 shares of common stock valued at $24.80 per share, the closing price of our common stock as of September 30, 2024.

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

(3)	Reflected in the condensed statement of operations for the applicable period.

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

The Super Biz Contingent Consideration was accounted for as post-combination services and expensed in the period that payment of any amounts of contingent consideration is determined to be probable and reasonably estimable. Contingent consideration is recorded as a liability in the accompanying condensed balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations (December 31, 2024 condensed balance sheet only).

As described below, in August 2024 the accrued Super Biz Contingent Consideration, comprised solely of the cash portion of the continent consideration for the final earn out period, was converted into an unsecured promissory note. The net change in fair market value related to accrued Super Biz Contingent Consideration for the three and nine months ended September 30, 2024 totaled $0 and $9,000, respectively. Accrued contingent consideration expense related to accrued Super Biz Consideration for the three and nine months ended September 30, 2024 totaled $0 and $142,000, respectively. Payments related to accrued Super Biz Consideration for the three and nine months ended September 30, 2024 totaled $0 and $38,000 (758 shares of Common Stock), respectively.

Issuance of Promissory Note. In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the accrued contingent consideration outstanding related to the final earn out period, with a principal amount totaling approximately $1.8 million (the “Super Biz Note”).

Interest accrued on the outstanding principal at the rate of 8.5% per annum, and accrued until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date; provided, however, during the existence of an event of default, as defined in the Super Biz Note, interest shall accrue on all outstanding principal at the contractual default rate, as defined in the Super Biz Note. Super Biz Note related interest expense for the three and nine months ended September 30, 2025 totaled $36,000 and $128,000, respectively.

Restricted Common Stock Issuance. In addition, in connection with the August 2024 issuance of the Super Biz Note, the Company issued 6,563 shares of the Company’s common stock to the Founders in January 2025.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a loss on extinguishment totaling $336,000 was recorded in the condensed statements of operations for the three and nine months ended September 31, 2024, primarily comprised of the fair value of the 6,563 shares of restricted stock (based on closing price of our common stock on the date of issuance of the Super Biz Note) issued, as described above.

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

Pursuant to the Super Biz Note Amendments: (a) the maturity date for each of the Super Biz Amended Notes was extended to August 1, 2025 (the “Amended Maturity Date”); and (b) beginning on June 1, 2025, through the Amended Maturity Date, the interest rate on each of the Super Biz Amended Notes was increased to 20%. As consideration for entering into the Super Biz Note Amendments, the Company agreed to pay: (x) two payments of $18,750 to each of Drozdov and Khakshoor; and (y) two payments of $12,500 to Firepit (collectively, the “Consideration Payments”). The first Consideration Payment was paid on June 15, 2025.

The June 13, 2025 modification of the Super Biz Note was accounted for as a modification as the lender did not grant any concessions and the debt terms were not determined to be “substantially different” from the original debt, as described at Note 2.

On July 8, 2025, the Company entered into exchange agreements with: (i) Khakshoor, pursuant to which the Company and Khakshoor agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Khakshoor, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Khakshoor will be issued 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Khakshoor Agreement”); (ii) Drozdov, pursuant to which the Company and Drozdov agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Drozdov, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Drozdov would be granted 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Drozdov Agreement”); and (iii) Firepit, pursuant to which the Company and Firepit agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Firepit, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $474,242, Firepit would be granted 474,242 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Firepit Agreement”, and collectively with the Khakshoor Agreement and Drozdov Agreement, the “SB Exchange Agreements”).

The July 8, 2025 exchange of the Super Biz Amended Notes for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the related promissory notes, resulting in a loss on extinguishment of liability of $161,000, included in the condensed statement of operations for the three and nine months ended September 30, 2025.

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

In connection with entering into the Agile I Loan Agreement, the Company was required to pay an administrative fee of $92,500 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile I Note and expensed in “other expense” in the condensed statements of operations.

On February 10, 2025, in connection with entering into the Agile II Loan Agreement as described below, the Company paid the remaining balance of the Agile I Note, including interest for the remaining term, totaling $1.5 million.

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (collectively “Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent, or 42%. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs.

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

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other expense” in the condensed statements of operations. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

On July 10, 2025, the Company entered into an exchange agreement (the “Agile Exchange Agreement”) with Agile, pursuant to which the Company and Agile agreed that in exchange for the surrender and forgiveness of the Agile II Note, dated February 7, 2025, with the remaining amount of principal and interest thereunder being $1,331,250, Agile received (a) 44,128 shares of common stock (the “Agile Exchange Shares”), (b) pre-funded warrants to purchase 173,023 shares of common stock (the “Agile Pre-Funded Warrants”, and collectively with the Agile Exchange Shares, the “Agile Exchange Securities”), with the Agile Exchange Securities valued at a price of $5.67, such amount above the Nasdaq Minimum Price, and (c) four equal cash payments of $25,000 to Agile, totaling $100,000, beginning on July 10, 2025, and every seven days thereafter.

The July 10, 2025 exchange of the balance of the Agile II Note for shares of the Company’s Common Stock was accounted for as an extinguishment of the Agile II Note, resulting in the derecognition of the related liability and the recording of the fair value of the equity securities exchanged on the date of settlement. The Agile II Note was accounted for under the FVO, and therefore, the carrying amount of the Agile II Note immediately prior to settlement represented its fair value at the settlement date. As a result, no gain or loss was recognized in connection with the exchange. The $100,000 of cash payments were included as a component of the change in fair value of the Agile II Note for the three and nine months ended September 30, 2025, which is included in other income (expense) in the condensed statements of operations.

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the nine months ended September 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the three and nine months ended September 30, 2025, Diagonal converted an aggregate principal amount under the Diagonal Note of $247,000 into shares of the Company’s Common Stock at an average price of $2.33 per share, resulting in the issuance of 106,000 shares of Common Stock to Diagonal.

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

The Diagonal II Note was issued with an Original Issue Discount of 9.09% (the “OID”), with net proceeds to the Company of $125,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the nine months ended September 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees, (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes are scheduled to occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025. As of September 30, 2025, $1.1 million of the Notes were funded, with an additional $150,000 funded subsequent to June 2025. Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”).

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

On August 11, 2025, the Company and Belleau entered into an Amended & Restated Unsecured Promissory Note, pursuant to which the Belleau Principal was reduced to $1,250,000. The Company used the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes. During the three months ended September 30, 2025, the Company repaid $250,000 of principal on the Belleau Note. Refer to Note 8 for additional information.

In September 2025, the Company prepaid $250,000 of principal on the Belleau Note.

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

On July 7, 2025, the Company entered into an exchange agreement with the Michael Keller Trust (the “Trust”) (“RP Exchange Agreement”), pursuant to which the Company and the Trust agreed that in exchange for the surrender and forgiveness of RP Note, with the principal and interest thereon being equal to $1,878,082, the Trust would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,000, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026 (the “Trust Agreement”).

The July 7, 2025 exchange of the balance of the RP Note for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the RP Note, resulting in the derecognition of the related liability and the recording of the fair value of the Series AAAA Jr. Preferred Stock exchanged on the date of settlement. The RP Note was accounted for under the FVO, and therefore, the carrying amount of the RP Note immediately prior to settlement represented its fair value at the settlement date. As a result, no gain or loss was recognized in connection with the exchange. The $378,000 of accrued cash payments were included as a component of the change in fair value of the RP Note for the three and nine months ended September 30, 2025, which is included in other income (expense) in the condensed statements of operations.

Yield Point Convertible Note

On July 10, 2025, the Company and Yield Point NY, LLC (the “Yield Point”), entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,494,382 in 8% Senior Secured Convertible Notes, maturing eighteen (18) months after the issue date, with original issue discount of 11%, convertible into shares of the Company’s common stock at a conversion price of $6.815 per share, and if not converted then amortized over the final twelve (12) months concluding on the maturity date (“YP Notes”), and (ii) common stock purchase warrants to purchase 659,968 shares of common stock at an exercise price of $5.361 per share (the “YP Warrants”) (the “Offering”) (the YP Purchase Agreement”). The Company received $4,000,000 in gross proceeds from the Offering.

The Purchase Agreement contains customary covenants on the Company’s part that are typical for transactions of this type, as well as the following additional covenants: (i) for as long as the YP Notes remain outstanding, the Company agreed not to effect or enter into an Equity Line of Credit or agreement to effect any issuance by the Company or any of its subsidiaries involving a variable rate transaction; (ii) the Company agreed to offer to Yield Point, for so long as any amount in excess of $1,500,000 remains outstanding on the Note, the opportunity to participate in an amount equal to 25% in any subsequent securities offerings by the Company; (iii) the Company agreed to hold a stockholder meeting within 90 days of the date of the Agreement at which the Company will solicit the stockholders’ affirmative vote for approval of the anti-dilution provisions described in the transaction documents in accordance with the applicable law and rules and regulations of the Nasdaq. The YP Purchase Agreement obligates the Company to indemnify Yield Point and various related parties for certain losses including those resulting from (i) any misrepresentation or breach of any representation or warranty made by the Company, (ii) any breach of any obligation of the Company, and (iii) certain claims by third parties.

The YP Notes are senior secured obligations of the Company and are secured by certain personal property of the Company, pursuant to a security agreement. Unless earlier converted, the YP Notes will mature in January 2027. The YP Notes bear interest at a rate of 8% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The YP Notes, including interest accrued thereon, are convertible at any time until a convertible note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $6.815 per share, subject to adjustment as set forth therein. The YP Notes have a beneficial ownership limitation such that none of Yield Point have the right to convert any portion of their YP Notes if Yield Point (together with its affiliates or any other persons acting together as a group with Yield Point) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such YP Notes, or, upon 61 days’ prior written notice to the Company, 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such YP Notes. Commencing on the six-month anniversary of the date of the issuance of the Note, and on the same date every month thereafter, the Company shall make 12 equal amortization payments, with each payment being equal to one-twelfth of the initial principal amount, plus all accrued but unpaid interest.

The YP Notes also contain certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption, related party transactions and entry into any equity line of credit agreement or variable rate transactions. The YP Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the YP Notes, existence of a default or event of default under any of the Transaction Documents (as defined in the YP Notes), the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company.

The YP Warrants entitle the holders to purchase 659,968 shares of common stock, respectively. The YP Warrants are exercisable immediately and have a term of four years. The YP Warrants each have an exercise price of $5.361 per share, subject to adjustment as set forth therein.

The terms of each of the YP Notes and the YP Warrants provide for anti-dilution protection for issuances of common stock at a price per share less than the price equal to the conversion price or exercise price, as applicable, subject to approval by the Company’s stockholders.

In connection with the YP Purchase Agreement, the Company and Yield Point entered into the PIPE Registration Rights Agreement, pursuant to which the Company has agreed to register the Underlying Shares on the Registration Statement, to be filed with the SEC within 30 days after the date of the issuance of the YP Notes and YP Warrants and to cause the Registration Statement to be declared effective under the Securities Act no later than 90 days after the date of the Purchase Agreement. If certain of the Company’s obligations under the Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to Yield Point.

The Company also entered into a Security Agreement (the “YP Security Agreement”) with Yield Point and such holders of the YP Notes as may be issued in the future (together with Yield Point, the “Secured Parties”). Pursuant to the YP Security Agreement, the Secured Parties were granted a security interest in certain of the Company’s personal property to secure the payment and performance of all of the Company’s obligations under the YP Notes, YP Warrants, Purchase Agreement, Registration Rights Agreement and Security Agreement.

On September 30, 2025, the Company and Yield Point, entered into Amendment No. 1 to the YP Note (the “YP Note Amendment”), originally issued on July 10, 2025, pursuant to that certain YP Purchase Agreement, dated therewith. Pursuant to the YP Note Amendment: (i) the “Conversion Price” was amended to $5.95, subject to adjustment as set forth in the Note; and (ii) the “Floor Price” was amended to $1.19. All other terms and conditions of the Note remain in full force and effect.

The initial fair value of the YP Warrants, totaling $1,935,000, was classified as a liability in the condensed balance sheets, and is remeasured at fair value at each balance date. The fair value of the YP Warrants was $865,000 at September 30, 2025, resulting in a $1,070,000 credit in the condensed statements of operations for the three and nine months ended September 30, 2025, reflecting the change in fair value of the YP Warrant liability for the period from issuance to September 30, 2025. The fair value of the YP Warrants was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.88%; and expected life range of 3.83-4.0 years. The fair value of the conversion feature embedded in the YP Note was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.97%; and expected life range of 1.30-1.53 years.

The Agile I Note, Agile II Note, Diagonal I Note, Diagonal II Note, Belleau Note, RP Note and the YP Note are accounted for at fair value as described in Note 2, and measured using Level 3 inputs.

	YP Note	Agile I Note	Agile II Note	Belleau Note	Diagonal I	Diagonal II	RP Note
					Note	Note

Gross Proceeds	$4,494,000	$1,850,000	$2,500,000	$1,250,000	$300,000	$145,000	$1,500,000
Proceeds net of original issue discount	4,000,000	-	-	-	286,000	132,000	-
Fair Value at issuance date	2,065,000	2,132,000	3,205,000	1,019,000	247,000	123,000	1,343,000
Fair Value allocated to YP Warrant liability	1,935,000	-	-	-	-	-	-
Difference between proceeds and fair value at issuance(2)	N/A	282,000	705,000	(231,000)	(39,000)	(9,000)	(157,000)
Note balance – December 31, 2024	-	1,454,000	-	-	-	-	1,500,000
Fair value – December 31, 2024	-	1,679,000	-	-	-	-	1,438,000
Note balance – September 30, 2025	4,494,000	-	-	1,000,000	53,000	145,000	-
Fair value – September 30, 2025	2,041,000	-	-	1,074,000	64,000	125,000	-
Interest paid during the three months ended September 30, 2025	-	-	426,000	-	-	-	-
Interest paid during the nine months ended September 30, 2025	-	563,000	656,000	-	-	-	-
Change in fair value - three months ended September 30, 2025(2)	24,000	-	-	312,000	40,000	11,000	-
Change in fair value - nine months ended September 30, 2025(2)	24,000	(178,000)	67,000	305,000	64,000	3,000	35,000
Debt issue costs (1)	415,000	180,000	125,000	-	7,000	7,000	-
Interest Rate / Discount rate	8%/NA	42%/42%	42%/42%	20%/42%	10%/42%	10%/42%	40%/42%

(1)

Debt issue costs incurred in connection with the YP Note included legal fees and advisor fees. Debt issue costs incurred in connection with the Agile Loan included administrative fee of $92,500 to the collateral agent and advisor fees. Debt issuance costs are reflected in “other expense” in the condensed statements of operations.

(2)	Reflected in interest expense in the condensed statements of operations.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight-line basis over the term of the AR Facility and included in other income (expense) in the condensed statements of operations.

Total amounts advanced and repaid under the AR Facility for the applicable periods presented are reflected in financing activities in the condensed statements of cash flows. Interest expense for the three and nine months ended September 30, 2025 totaled $0 and $45,000, respectively. Interest expense for the three and nine months ended September 30, 2024 totaled $19,000 and $52,000, respectively. Commitment fee expense for the three and nine months ended September 30, 2025 totaled $0 and $73,000, respectively. Commitment fee expense for the three and nine months ended September 30, 2024 totaled $10,000 and $30,000, respectively.

6.	STOCKHOLDERS’ (DEFICIT) EQUITY AND EQUITY-LINKED INSTRUMENTS

Common Stock

General

Filing of Third Amended and Restated Certificate of Designation

On October 20, 2025, the Company filed the Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc. (the “Amended Certificate”). The Amended Certificate amends the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Prior Charter”) to: (i) increase the number of authorized shares of Common Stock from 400,000,000 to 750,000,000; and (ii) to allow the vote of the holders of our preferred stock to amend their respective preferred stock certificates of designations, without requiring the approval of the holders of all voting securities of the Company. The Amended Charter was also restated to include all amendments to the Prior Charter made pursuant to Certificates of Amendment after the filing of the Prior Charter.

On May 30, 2023, the Company filed an amendment to its Charter, increasing the number of authorized shares of common stock from 100,000,000 to 400,000,000. The Company’s Board approved the amendment on March 17, 2023, and the Company obtained the approval of the amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

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

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, preferred stock conversion shares, common stock underlying additional investment rights, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the 2025 Reverse Split for all periods presented. The Reverse Split resulted in a decrease in Comon Stock, par value, of $34,000, as reflected on the condensed balance sheet as of September 30, 2025, compared to December 31, 2025.

Preferred Stock

General

The Company’s initial certificate of incorporation authorized 5,000,000 shares of preferred stock, par value $0.001 per share. In October 2016, the Company’s Board and a majority of the holders of the Company’s common stock approved an amendment and restatement of the certificate of incorporation which, in part, eliminated the authorized preferred stock. In August 2018, the Board approved a second amendment and restatement of the Company’s amended and restated certificate of incorporation (the “Second Amended and Restated Charter”) to, in part, increase the Company’s authorized capital to a total of 110.0 million shares, including 10.0 million shares of newly created preferred stock, par value $0.001 per share, authorize the Board to fix the designation and number of each series of preferred stock, and to determine or change the designation, relative rights, preferences, and limitations of any series of preferred stock. The Second Amended and Restated Charter was approved by a majority of the Company’s stockholders in September 2018, and was filed with the State of Delaware in November 2018.

Filing of Certificate of Designation of Preferences, Rights and Limitations of Convertible Preferred Stock – Nine Months Ended September, 30, 2025

Series AAAA Junior. On July 11, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations (“COD”) of the Series AAAA Jr. Preferred Stock (the “AAAA Jr. Certificate”), designating 3,775,047 shares of Series AAAA Jr. Convertible Preferred Stock (the “AAAA Jr. Preferred Stock”) in connection with the entry into the SB Exchange Agreements.

Each share of AAAA Jr. Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each AAAA Jr. Certificate, into such number of shares of the Common Stock, equal to the number of AAAA Jr. Preferred Stock to be converted, multiplied by the stated value of $1.00 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion (the initial conversion price is equal to the Nasdaq Minimum Price, plus $0.01, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). Holders of the AAAA Jr. Preferred Stock will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of Common Stock equal to 60% of the shares of Common Stock underlying the AAAA Jr. Preferred Stock upon issuance, provided that the holder holds at least 1% of the AAAA Jr. Preferred Stock on January 1, 2026. In addition, subject to the beneficial ownership and primary market limitations, holders of AAAA Jr. Preferred Stock will be entitled to receive dividends equal, on an as-if-converted to shares of Common Stock basis, and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of Common Stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations.

Series B. On September 12, 2025, the Company filed the COD of the Series B Convertible Preferred Stock (the “Series B COD”), designating 16,426 shares of Series B Preferred Stock in connection with the entry into the 2025 Exchange Agreements, as described below.

Each share of Series B Preferred Stock is convertible (i) at the sole discretion of the Company at any time, (ii) mandatorily on February 11, 2026, and/or (iii) at the option of the holder, each conversion method being subject to certain beneficial ownership limitations and primary market limitations as set forth in the Series B COD, into such number of shares of the Common Stock, equal to the number of Preferred Stock to be converted, multiplied by the stated value of $1.00 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion (the initial conversion price equal to $7.00, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). Holders of Series B Preferred will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of Common Stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations.

The Series B Preferred Stock shall, with respect to distributions of assets and rights upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding-up of the Company rank senior to the Common Stock, the Series AA Preferred, the Series AAA Preferred, and Series AAA Jr. Preferred, but junior to any future series of Preferred Stock issued by the Company.

Prior Filings of Certificate of Designation of Preferences, Rights and Limitations of Convertible Preferred Stock – General

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

Voting Rights. Each individual series of preferred stock shall vote together with the common stock on an as-converted basis, and not as a separate class, subject to the primary market limitations, except that holders of each individual series of preferred stock shall vote as a separate class with respect to (a) amending, altering, or repealing any provision of the respective series’ COD in a manner that adversely affects the powers, preferences or rights of the series, (b) increasing the number of authorized shares of the series, (c) authorizing or issuing an additional class or series of capital stock that ranks senior to or pari passu with the existing series with respect to the distribution of assets on liquidation, or (d) entering into any agreement with respect to the foregoing. In addition, no holder of a series of preferred stock shall be entitled to vote on any matter presented to the Company’s stockholders relating to approving the conversion of such holder’s series of preferred stock into an amount in excess of the primary market limitations.

Dividends. Holders of preferred stock, excluding holders of the Series AAA, AAA-2, AAA-3 and AAA-4 Junior preferred stock (collectively, “Series AAA Junior Preferred Stock”), were or will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of common stock equal to 20% of the shares of common stock underlying the preferred stock then held by such holder on the 12 and 24 month anniversaries of the respective filing date. Holders of the Series AAA Junior Preferred Stock were entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of common stock equal to 20% of the shares of common stock underlying the Series AAA Junior Preferred Stock then held by such holder on the 30-day, 60-day, and 90-day anniversaries of the filing Date.

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

Registration Rights. The Company and Yield Point in the Preferred Stock Offerings (including the Exchange) also executed separate registration rights agreements, pursuant to which the Company filed or will file the applicable registration statements on Form S-3.

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

For as long as Series AA Preferred Stock remains outstanding and subject to certain carveouts as described in the Series AA Certificates of Designations, (i) if the Company conducts an offering at a price per share less than the then current conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, and undertaken in an arms-length third party transaction, then in such event the conversion price of the Series AA Preferred Stock shall be adjusted to the greater of: (a) the Future Offering Price and (b) the Conversion Price Floor (“ Series AA Down Round Feature”); and (ii) if as of the 24-month anniversary date of April 19, 2023, the VWAP for the five trading days immediately prior to such 24-month anniversary date is below the then current conversion price, the holder will receive a corresponding adjustment to the then conversion price, such adjustment not to exceed the Conversion Price Floor.

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

		Preferred Stock				Proceeds			Conversion Shares – Common Stock			Other
Series Designation	Closing Date	Conversion Prices(2)(3)(4)(7)	Shares Purchased/ Exchange(6)	Conversions /Exchanges	Outstanding- September 30, 2025	Gross Proceeds	Fees	Net Proceeds	Original	Conversions /Exchanges(5)	September 30, 2025	Placement Agent Warrants(1)
A	November 22, 2022	$496.4	5,359	(5,359)	-	$5,359,000	$697,000	$4,662,000	11,000	(11,000)	-	2,000
A-2	November 28, 2022	$531.6	1,297	(1,297)	-	1,297,000	169,000	1,128,000	2,000	(2,000)	-	-
A-3	November 30, 2022	$536.4	1,733	(1,733)	-	1,733,000	225,000	1,508,000	3,000	(3,000)	-	-
A-4	December 22, 2022	$304	1,934	(1,934)	-	1,934,000	251,000	1,683,000	6,000	(6,000)	-	1,000
A-5	January 31, 2023	$443.6	2,299	(2,299)	-	2,299,000	299,000	2,000,000	5,000	(5,000)	-	1,000
AA	April 19, 2023	$377.20/$75.60	7,680	(7,527)	153	7,680,000	966,000	6,714,000	102,000	(100,000)	2,000	3,000
AA-2	April 20, 2023	$417.20/$83.60	1,500	(1,500)	-	1,500,000	130,000	1,370,000	18,000	(18,000)	-	-
AA-3	April 28, 2023	$380.00/$76.00	1,025	(1,025)	-	1,025,000	133,000	892,000	13,000	(13,000)	-	-
AA-4	May 5, 2023	$371.20/$74.40	1,026	(1,026)	-	1,026,000	133,000	893,000	14,000	(14,000)	-	-
AA-5	May 26, 2023	$424.00/$84.80	550	(550)	-	550,000	72,000	478,000	6,000	(6,000)	-	-
AAA	November 30, 2023	$66.80/$20.08	9,388	(9,273)	115	5,377,000	645,000	4,732,000	467,000	(462,000)	5,000	19,000
AAA-2	December 22, 2023	$68.40/$20.52	5,334	(5,178)	156	2,978,000	357,000	2,621,000	81,000	(73,000)	8,000	11,000
AAA-Junior	June 26, 2024	$50.00/$15.00	1,210	(1,205)	5	1,210,000	145,000	1,065,000	81,000	(80,000)	1,000	4,000
AAA-Junior-2	July 10, 2024	$50.00/$15.00	551	(541)	10	551,000	66,000	485,000	37,000	(36,000)	1,000	2,000
AAA-Junior-3	September 20, 2024	$50.00/$15.00	697	(697)	-	697,000	84,000	613,000	46,000	(46,000)	-	2,000
AAA-Junior-4	September 30, 2024	$50.00/$15.00	399	(399)	-	399,000	48,000	351,000	27,000	(27,000)	-	1,000
AAAA-Junior(8)	July 14, 2025	$4.91	3,394,964	(1,528,483)	1,866,481	-	-	-	691,000	(311,000)	380,000	-
B(9)	September 29, 2025	$7	15,987	-	15,987	-	-	-	2,284,000	-	2,284,000	-
			3,452,933	(1,570,026)	1,882,907	$35,615,000	$4,420,000	$31,195,000	3,894,000	(1,213,000)	2,681,000	46,000

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

(4)

The triggering of the Down Round Feature for the Series AA Preferred Stock, occurring in August 2023, resulted in a deemed dividend totaling $6,446,000, which was charged to retained earnings in the September 30, 2023 condensed balance sheet.

(5)	As adjusted to reflect reduction in conversion prices as a result of the Series AA Down Round Feature, described below.
(6)	Series AAA and Series AAA-2 totals include 4,011 and 2,356 preferred shares, respectively, issued in connection with the Series Exchange Agreements described below.
(7)

In July 2025, the conversion prices for the AAA Preferred and the AAA Junior Preferred were adjusted pursuant to the applicable Down Round Feature. The conversion prices for AAA, AAA-2, AAA Junior, AAA Junior-2, AAA Junior-3 and AAA Junior-4 Preferred stock outstanding were adjusted to the conversion prices shown in the table above on the applicable date that the Down Round Feature was triggered (“July 2025 Down Round”). The July 2025 Down Round, resulted in a deemed dividend totaling $308,000, which was charged to accumulated deficit in the September 30, 2025 condensed balance sheet.

(8)	Series AAAA Junior Preferred Stock was issued in exchange for certain debt outstanding, as described at Note 5.
(9)	Series B Preferred Stock was issued in exchange for certain preferred stock outstanding, as described below.

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

Exchange of Series A and AA for Series AAA Preferred Stock

In connection with the closing of the Series AAA Preferred rounds, in November and December 2023, the Company entered into certain Series A Exchange Agreements (the “Series A Agreements”) and Series AA Exchange Agreements (the “Series AA Agreements”, and collectively with the Series A Agreements, the “Series Exchange Agreements”), with certain holders (the “Holders”) of the Company’s Series A Preferred Stock, and Series AA Preferred Stock, pursuant to which the Holders exchanged an aggregate of 6,367 shares of Series A Preferred and/or Series AA Preferred, for an aggregate of 6,367 shares of Series AAA Preferred (the “Exchange”). The Exchange closed concurrently with the closing of the Series AAA Preferred Stock Offerings.

Exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock

On September 12, 2025, the Company entered into an Amended & Restated Exchange Agreement, Consent and Waiver (the “2025 Exchange Agreements”) with certain holders (the “2025 Exchange Preferred Stockholders”) of the Company’s Series AA, AAA and AAA Junior Preferred Stock, par value $0.001 per share (“2025 Exchanged Preferred Stock”), pursuant to which the Company and the 2025 Exchange Preferred Stockholders agreed that in exchange for the shares of 2025 Exchanged Preferred Stock held by the 2025 Exchange Preferred Stockholders, the 2025 Exchange Preferred Stockholders were granted shares of the Company’s newly issued Series B Preferred Stock, par value $0.001 per share (“2025 Exchange”). Up to an aggregate of 16,426 shares of Series B Preferred will be issued pursuant to the 2025 Exchange Agreements.

In connection with the issuance of the Series B Preferred Stock, the 2025 Exchange Preferred Stockholders, among other things: (i) agreed to terminate their additional investment rights granted to them in their respective subscription agreements; (ii) waived any issuances by the Company of securities below the respective prior conversion price floors prior to the Exchange; (iii) waived any incurrence of indebtedness by the Company prior to the Exchange; (iv) agreed, for a period of six months following the date of the Exchange Agreements, to attend any annual or special meeting of the Company’s stockholders and vote their shares in accordance with management’s recommendation; and (v) provided a general release of the Company from any obligations that may exist under the terms of the Preferred Stock.

The 2025 Exchange was accounted for as an extinguishment of the 2025 Exchanged Preferred Stock, and therefore the difference between the fair value of the new / modified preferred stock and the carrying value of the original preferred stock, totaling 7,685,000, was recognized as an decrease to accumulated deficit and a decrease in additional-paid-in capital in the condensed balance sheet, as a deemed dividend.

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

As a result of the Buy-In Provision, the ability to deliver shares upon exercise of the Investor Warrants in every circumstance is generally not within the control of the Company as contemplated by the accounting standards, and thus, a partial cash settlement may be required outside of the Company’s control. As such, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the condensed balance sheets and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Refer to the table below.

Placement Agent Warrants. The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the condensed balance sheets and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Refer to the table below.

The fair value and change in the fair value of the warrant liabilities related to the September 2024 Series AAA Junior Investor Warrants and the Placement Agent Warrants, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$20,000	$-	$348,000	$-
Initial fair value of warrant liability – grant date(1)	-	346,000	-	346,000
Change in fair value	(3,000)	14,000	(331,000)	14,000
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	17,000	360,000	17,000	360,000

Placement Agent Warrants:
Beginning balance	54,000	665,000	587,000	665,000
Initial fair value of warrant liability – grant date(1)	-	134,000	-	134,000
Change in fair value	-	(212,000)	(533,000)	(212,000)
Subtotal - Fair value of warrant liability – Placement Agent Warrants	$54,000	$587,000	$54,000	$587,000

Total fair value of warrant liability(2)	$71,000	$947,000	$71,000	$947,000

(1)	Estimated fair value on the respective dates of issuance.
(2)	Refer to Note 5 for information regarding the YP Warrant issued in connection with the YP Note.

The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	September 30, 2025			December 31, 2024			September 30, 2024

Expected Volatility	107%	-	114%	101%			98%
Risk–free interest rate	3.60%	-	3.68%	4.27%	-	4.38%	4.21%
Expected life of options (in years)	1.96	-	3.98	2.71	-	4.74	3.89	-	4.47

Preferred Stock Dividends

The Company paid or accrued common stock dividends on outstanding preferred stock for the periods presented, as follows:

Three and Nine Months Ended September 30, 2025:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-5	February 4, 2025	54	$1,000
Series AA	April 28, 2025	6,359	89,000
Series AA-3	May 1, 2025	66	1,000
Series AA-4	May 21, 2025	1,348	9,000
Series AA-5	May 30, 2025	118	1,000
Series AAA / AAA-2	September 30, 2025 (Accrued)	88,883	271,000
		96,828	$372,000

Three and Nine Months Ended September 30, 2024:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-5	January 31, 2024	55	$4,000
Series AA	April 19, 2024	11,907	661,000
	July 23, 2024	3,972	216,000
Series AA-3	April 29, 2024	1,029	60,000
	July 23, 2024	964	52,000
Series AA-4	May 6, 2024	1,388	77,000
	July 23, 2024	41	2,000
Series AA-5	May 30, 2024	1,298	65,000
	July 23, 2024	1,180	64,000
Series AAA	July 23, 2024	10,801	587,000
Series AAA-2	July 23, 2024	12,258	666,000
Series AAA-Junior	July 26, 2024	4,840	273,000
	August 26, 2024	4,840	240,000
	September 24, 2024	4,840	126,000
Series AAA-Junior - 2	August 9, 2024	2,204	97,000
	September 9, 2024	2,204	100,000
		63,821	$3,290,000

(1)	Fair valued based on the closing price of the Company’s common stock on the respective common stock dividend payment or accrual date.

Dividend Acceleration

In connection with the 2025 Exchange Agreements, remaining Series AAA and AAA-2 Preferred Stock dividends totaling 88,883 shares of common stock, originally payable in November and December 2025, were accelerated as of the date of the exchange. The fair value of the accelerated dividends totaled $271,000, based on the closing price of the Company’s common stock on September 30, 2025, which is reflected as a charge to accumulated deficit and accrued liabilities as of September 30, 2025.

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

Yield Point Equity Line of Credit

On July 10, 2025 (the “YP Execution Date”), the Company, entered into an equity purchase agreement (the “YP Equity Purchase Agreement,” or “YP ELOC”) with Yield Point. Under the YP Equity Purchase Agreement, the Company has the right, but not the obligation, to direct Yield Point to purchase up to $20,000,000 (the “Maximum Commitment Amount”) in shares of common stock of the Company upon satisfaction of certain terms and conditions contained in the YP Equity Purchase Agreement, including, without limitation, an effective registration statement filed with SEC registering the resale of the shares of Put Stock (defined below) and the shares of Commitment Stock (defined below) and additional shares to be sold to Yield Point from time to time under the YP Equity Purchase Agreement. The term of the YP Equity Purchase Agreement began on the YP Execution Date and ends on the earlier of (i) the date on which Yield Point shall have purchased shares of common stock issued, or that the Company shall be entitled to issue, per any applicable Put Notice in accordance with the terms and conditions of the YP Equity Purchase Agreement (the “Put Stock”) equal to the Maximum Commitment Amount (as defined in the YP Equity Purchase Agreement), (ii) the date that is thirty-six (36) months from the date the registration statement is declared effective, (iii) written notice of termination by the Company to Yield Point (which shall not occur at any time that Yield Point holds any of the shares of Put Stock, or within 30 days of the sale to Yield Point of Put Stock), or (iv) written notice of termination by Yield Point to the Company (the “Commitment Period”).

During the Commitment Period, the Company may direct Yield Point to purchase shares of Put Stock by delivering a notice (a “Put Notice”) to Yield Point. The Company shall, in its sole discretion, select the number of shares of Put Stock requested by the Company in each Put Notice. However, such amount may not exceed the Maximum Put Amount (as defined in the YP Equity Purchase Agreement). The purchase price to be paid by Yield Point for the shares of Put Stock will be ninety-two percent (92%) of the lowest VWAP for a trading day on the Principal Market during the Valuation Period (as defined in the YP Equity Purchase Agreement).

In consideration for Yield Point’s execution and delivery of, and performance under the YP Equity Purchase Agreement, on the Execution Date, the Company issued pre-funded warrants to purchase common stock (the “YP Pre-Funded Warrant”) to Yield Point in a form acceptable to Yield Point in its sole discretion and having an exercise price per share of $0.001 (the “Commitment Stock”) having a value of $600,000 based on closing price of the common stock on July 9, 2025. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or the Company’s submission of a Put Notice to Yield Point and irrespective of any termination of the YP Equity Purchase Agreement.

Under the YP Equity Purchase Agreement, the Company was obligated to file with the SEC, on or before August 10, 2025, a registration statement on Form S-1 (the “Initial Registration Statement”) covering only the resale of the shares of Put Stock and Commitment Stock and to use its best efforts to have the Initial Registration declared effective no later than October 10, 2025. The Company filed the Initial Registration Statement on July 17, 2025, which was declared effective on September 30, 2025.

The YP Equity Purchase Agreement contains customary representations, warranties, agreements, and conditions to completing future sale transactions, indemnification rights and obligations of the parties.

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

During the three and nine months ended September 30, 2025 the Company sold zero and 17,925 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $13.60, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

7.	COMMITMENTS AND CONTINGENCIES

Settlement of Pending or Threatened Claims

In May 2024, the Company settled a dispute concerning the interpretation of certain financial terms contained within the Series AA and Series AA-2 Preferred Stock certificates of designation filed in connection with the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer Settlement”). Pioneer Capital Anstalt (“Pioneer”) filed a complaint in the United States District Court for the Southern District of New York seeking monetary damages and specific performance concerning the interpretation and calculation of certain financial terms applicable to Pioneer’s additional investment rights agreements acquired in connection with Pioneer’s participation in the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer AA AIRs”)(“Pioneer Action”). In order to avoid further expense, costs, and time to litigate the action, the Parties resolved the dispute, resulting in the modification of the conversion price and conversion floor price applicable to the Pioneer AA AIRs from prices ranging from $377.20 to $521.60, down to prices ranging from $75.44 to $104.32, and the extension of the exercise term for the Pioneer AA AIRs for a period of six (6) months. The modifications to the Pioneer AIRs resulted in an incremental increase in fair value totaling $213,000 which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the three and nine months ended September 30, 2024. As a result of the reduction of the Pioneer AA AIRs conversion price, total common shares underlying the modified Pioneer AA AIRs increased from 9,315 to 46,576 shares.

In addition, the Company issued to Pioneer 6,875 shares of restricted common stock valued at $346,000 on the date of issuance, which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the three and nine months ended September 30, 2024. In connection with the Pioneer Settlement, Pioneer filed a notice of dismissal regarding the Action.

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

During the fourth quarter of 2023, the certain note holders related to a convertible note original issued in May 2022 (the “Note Holders”) made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of underlying securities purchase agreement (“2022 SPA”). On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “2022 Note Holder Settlement Agreement”) settling all claims between the Parties with respect to the 2022 SPA. In consideration for the 2022 Note Holder Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 12,500 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which was included in general and administrative expense in the condensed statement of operations for the year ended December 31, 2023. The Company issued the 12,500 shares of common stock on March 19, 2024, which were valued at $74.00 per share (the closing price of the Company’s common stock on March 19, 2024), or $924,000, resulting in additional noncash settlement expense of $164,000, which was included in the general and administrative expense in the condensed statement of operations for the nine months ended September 30, 2024.

8.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the condensed financial statements and disclosures through the date the condensed financial statements were issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the condensed financial statements presented herein.

Nasdaq Listing Rule 5550(b)(1)

On October 28, 2025, the Company received a written notice from Nasdaq informing Super League that it has regained compliance with Nasdaq Listing Rule 5550(b), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market, and that the Company is in compliance with all applicable continued listing requirements. Accordingly, due to the fact that as of the noticed date the Company is in compliance with all applicable continued listing requirements, the hearing before the Hearings Panel originally scheduled to take place on November 11, 2025 was cancelled. Refer to Note 1 for additional information.

October 2025 PIPE Transaction

Entry into Securities Purchase Agreements

On October 22, 2025, October 24, 2025 and October 27, 2025, the Company entered into Securities Purchase Agreements (the “PIPE Purchase Agreement”) with certain accredited investors (the “Purchasers”), relating to the Company’s offering (the “PIPE Offering”) of an aggregate of (a) 3,985,000 shares (the “PIPE Shares”) of the Company’s Common Stock, at a price per Share equal to $1.00 and (b) Pre-Funded Warrants to purchase 16,015,000 shares of Common Stock (the “PIPE Pre-Funded Warrants”) at a price per PIPE Pre-Funded Warrant equal to same price as that for PIPE Shares minus $0.00001, and the remaining exercise price of each PIPE Pre-Funded Warrant will equal $0.00001 per share, for gross proceeds to the Company of approximately $20,000,000, before deducting offering costs and expenses. For each one Share or PIPE Pre-Funded Warrant purchased in the Offering, each Purchaser also received Common Stock Purchase Warrants (“PIPE Warrants”), to purchase one share of Common Stock (“PIPE Warrant Shares”), with an exercise price of $1.00. The PIPE Shares, PIPE Pre-Funded Warrants and PIPE Warrants sold in the Offering are sometimes hereafter referred to as, the “PIPE Securities.” The PIPE Offering, which was comprised of three separate closings, had a final close date of October 27, 2025. The Company intends to use the proceeds from the Offering for repayment of existing indebtedness totaling $1.5 million, implementation of a new corporate strategy, general corporate purposes and working capital. In connection with the consummation of the PIPE Offering, the Company issued additional PIPE Warrants to purchase 9.2 million shares of common stock to certain designees of the Lead Investor (as defined in the PIPE Placement Agreement), as approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders.

Under the PIPE Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the PIPE Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of PIPE Pre-Funded Warrants will be entitled to receive, upon exercise of the PIPE Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the PIPE Pre-Funded Warrants immediately prior to the fundamental transaction.

The Company and the Purchasers also executed a registration rights agreement (the “PIPE RRA”), pursuant to which the Company agreed to file a registration statement covering the resale of the PIPE Shares, the shares of Common Stock underlying the Pre-Funded Warrants (the “PFW Shares”), and the PIPE Warrant Shares within thirty (30) days following the date of the issuance of the PIPE Securities, and to cause the PIPE RRA to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), no later than 90 days after the date on which the Purchase Agreements were entered.

Issuance of the PIPE Warrants

The PIPE Warrants entitle the holders to purchase that number of shares of Common Stock equal to the number of shares of Common Stock (or PIPE Pre-Funded Warrants) purchased in the Offering. The PIPE Warrants are exercisable immediately upon issuance, expire five years from the date of issuance, and have an initial exercise price of $1.00 (the “Initial Exercise Price”), subject to adjustment in the event of any Warrant Dilutive Issuance (as defined below), or any stock splits, stock dividends, recapitalizations, and similar events (the Initial Exercise Price as adjusted from time to time pursuant to the terms of the PIPE Warrant is referred to as, the “Exercise Price”).

The anti-dilution adjustments to the Exercise Price set forth that if the Company sells any shares of Common Stock or any securities of the Company that would entitle the holder thereof to acquire at any time Common Stock, for effective consideration per share (the “New Issuance Price”) less than a price equal to the Exercise Price in effect immediately prior to such sale (the foregoing a “Warrant Dilutive Issuance”), then simultaneously with the consummation (or, if earlier, the announcement) of such Warrant Dilutive Issuance, the Exercise Price then in effect shall be reduced to an amount equal to the higher of (i) the New Issuance Price or (ii) the Warrant Floor Price (as defined below), provided, however, that no Exempt Issuance (as defined in the Warrants) shall be considered a Warrant Dilutive Issuance. The “Warrant Floor Price” means $0.57, such amount representing 20% of the Nasdaq Minimum Price of $2.85 on the date the Purchase Agreements were executed (the “PIPE Purchase Date”) (which price shall be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction).

The Warrants also contain a call feature, whereby, after the Company has registered the PIPE Warrant Shares on an effective registration statement filed with the SEC, the Company has the option, but not the obligation, and in the Company’s sole and absolute discretion, to purchase the PIPE Warrant from the Holder at a price of $0.001 per share of Common Stock underlying the PIPE Warrant (the “Call Option”), in the event the closing price of the Company’s Common Stock, as listed on the Nasdaq Capital Market, is at or above $3.00 per share for 20 consecutive trading days (the “Call Trigger”). The Company’s right to exercise the Call Option will begin on the day immediately following the Call Trigger until the day that is thirty (30) calendar days thereafter, by way of delivery of a notice to exercise the Call Option to the holders of the PIPE Warrants.

Placement Agency Agreement

On October 22, 2025, the Company and Aegis Capital Corp. (“Aegis”), entered into a Placement Agency Agreement (the “PIPE Placement Agreement”), pursuant to which Aegis acted as our exclusive placement agent in connection with the PIPE Offering. Pursuant to the PIPE Placement Agreement, the placement commission will be (I) (a) 2.0% for investments made by the Lead Investor (as defined in the PIPE Placement Agreement), and (b) 9.0% for all PIPE Securities placed by Aegis, excluding Lead Investor; (II) if investments placed by Aegis equal $5 million or more, the Company will pay Aegis an additional fee of $125,000; (III) Aegis will also receive a fee of 9.0% of the proceeds from the cash exercise of any warrants purchased by investors, excluding the Lead Investor, in each case payable on exercise; and (IV) as additional compensation for Aegis’s services, the Company shall issue to Aegis or its designees at the consummation of the PIPE Offering, warrants (the “PIPE Placement Agent Warrants”) to purchase that number of shares of Common Stock equal to 5.0% of the aggregate number of PIPE Shares and PIPE Pre-Funded Warrants sold in the Placement other than to the Lead Investor. The Placement Agent Warrants will be exercisable at any time beginning and from time to time, in whole or in part, during the five (5) years commencing on the commencement of sales in the Placement, at a price per share equal to 100.0% of the offering price per share of the PIPE Securities sold in the PIPE Offering and such Placement Agent Warrants shall be exercisable on a cash basis or cashless basis.

Belleau Wood Exchange Agreement

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement (the “Belleau Exchange Agreement”), pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 1.0 million shares of Common Stock, valued at $1.00 per share, simultaneous with the close of the PIPE Offering (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 125,000 shares of Common Stock, in form similar to the PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

Yield Point Exchange Agreement

Effective October 22, 2025, the Company and Yield Point NY, LLC (“Yield Point”) entered into an exchange agreement (the “YP Exchange Agreement”), pursuant to which the Company and Yield Point would, on a date no earlier than ten (10) business days after the effectiveness of the YP Exchange Agreement, exchange up to 100% of unconverted and unpaid principal and interest under the YP Note, for: (i) that number of shares of the Company’s Series C Preferred Stock; (ii) common stock purchase warrants to purchase 2,000,000 shares of Common Stock, on terms substantially similar to the PIPE Warrants, including the warrant exercise price adjustments pursuant to a Warrant Dilutive Issuance, at an initial exercise price of $1.00 per share such exercise price to be subject to adjustment (the “YP Exchange Warrant”); and (iii) the cancellation of any remaining portion of the YP Warrant to purchase 659,968 shares of Common Stock, issued in connection with the sale of the YP Note.

Issuance of Common Stock Purchase Warrants

On October 20, 2025, the Company issued certain common stock purchase warrants to purchase an aggregate of 2,333,057 shares of Common Stock (the “Series B Warrants”) to the holders of shares of the Company’s Series B Preferred Stock (the “Series B Holders”). Each Series B Warrant has a proposed exercise price per share equal to $1.00 (the “Series B Exercise Price”). The Series B Warrants will be available for exercise only upon the first trading day following the one year anniversary of the Company’s issuance of the Series B Warrants, unless prior written approval is received from the Company during such one-year period, as may be required by the applicable rules and regulations of the Nasdaq Capital Market (the “Warrant Stockholder Approval” and the first trading day following the one year anniversary of the Company’s receipt of Warrant Stockholder Approval being, the “Initial Exercise Date”).

Each Series B Warrant offered will become exercisable beginning on the Initial Exercise Date at the Series B Exercise Price, and will expire on the date that is one year from the Initial Exercise Date, subject to the right to exercise during such one-year period with the prior written approval of the Company; provided that holders of the Series B Warrants will have the right to exercise their Series B Warrants during the time beginning on date the Company receives the Warrant Stockholder Approval and the Initial Exercise Date in the event of a Change of Control or other Fundamental Change (each as defined in the Series B Warrant).

Filing of Third Amended and Restated Certificate of Designation

On October 20, 2025, the Company filed the Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc. (the “Amended Certificate”). The Amended Certificate amends the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Prior Charter”) to: (i) increase the number of authorized shares of Common Stock from 400,000,000 to 750,000,000; and (ii) to allow the vote of the holders of our preferred stock to amend their respective preferred stock certificates of designations, without requiring the approval of the holders of all voting securities of the Company. The Amended Charter was also restated to include all amendments to the Prior Charter made pursuant to Certificates of Amendment after the filing of the Prior Charter.

Filing of Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred

The Amended Certificate authorizes the issuance of up to 10,000,000 shares of preferred stock, and further authorizes the Board of the Company to fix and determine the designation, preferences, conversion rights, or other rights, including voting rights, qualifications, limitations, or restrictions of the Preferred Stock.

On October 22, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of the Series C Senior Convertible Preferred Stock (the “Series C Certificate”), designating 4,700 shares of Series C Senior Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”), in connection with the YP Exchange Agreement (as defined above). Pursuant to the Series C Certificate, the Series C Preferred Stock, among other terms: (i) ranks, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior to all classes of Common Stock and each other class or series of equity security of the Company which is not expressly senior or on parity with the Series C Preferred Stock ; (ii) the Series C Preferred Stock shall remain outstanding until the Series C Preferred Stock is converted into Common Stock either optionally by the holder or automatically pursuant to its terms described below, and will automatically be converted into Common Stock on the eighteen-month anniversary of effectiveness of the registration statement relating to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock ; (iii) the shares of Series C Preferred Stock when converted, subject to certain beneficial ownership limitations, into shares of the Company’s Common Stock, will have a conversion price of $1.00; and (iv) subject to certain limitations summarized below and as more specifically set forth in the Series C Certificate, the holders of Series C Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class, on an as-converted basis, with a number of votes per share equal to (a) the stated value of $1,000.00, divided by (b) the conversion price of $1.00 (as adjusted for any stock dividends, splits, combinations or other similar events on the Common Stock); and (v) the Conversion Price.

Furthermore, the Series C Certificate includes a beneficial ownership limitation such that a holder thereof does not have the right to convert any portion of the Series C Preferred if such holder (together with its affiliates or any other persons acting together as a group with such holder) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon conversion of such Series C Preferred, or, upon 61 days’ prior written notice to the Company, 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon conversion of such shares of Series C Preferred.

Other

2025 Omnibus Equity Incentive Plan.  On October 20, 2025, stockholders approved an amendment to the Company’s 2025 Omnibus Equity Incentive Plan to increase the number of shares of Common Stock available for issuance under the 2025 Plan by 6,967,863 shares of common stock.

Shareholder Approval.  Certain of the transactions summarized above required stockholder approval, all approvals of which were obtained on October 20, 2025.

Board of Directors.  Effective November 13, 2025, Jeff Gehl resigned as a Class II member of the Board of Directors of the Company. Mr. Gehl’s resignation was not due to any disagreements with respect to the Company’s operations, policies or practices. Mark Jung, a Class III member of the Board of Directors of the Company, was appointed as interim Chairman of the Audit Committee on November 13, 2025 in connection with Mr. Gehl’s resignation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Enterprise, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission. All references to “Note,” followed by a number reference herein, refer to the applicable corresponding numbered footnotes to the condensed financial statements contained elsewhere herein.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes included elsewhere in this interim report. Our condensed financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“U.S. GAAP”). The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Executive Summary

During the nine months ended September 30, 2025, we continued our mission of transforming how brands engage with consumers through the power of playable media, delivering ads, content, and immersive experiences that are seen and played, and therefore remembered, across mobile games and the world’s largest immersive gaming platforms. We continued to execute with respect to our revenue diversification strategy, including our Tik-Tok creator partnership with Meta-Stadiums, our focus on significantly lowering our operating cost structure, our focus on turnkey low-friction product solutions, and continued to forge new partnerships that expand our brand partner and client base.

In addition, during the second and third quarters of 2025, we made significant progress on various corporate restructuring activities that commenced in April 2025 and completed in October 2025. In April 2025, the Company significantly reduced its costs structure through a 35% workforce reduction and restructuring of management compensation (“Second Quarter 2025 Headcount Reductions”). The measures, effective primarily as of April 14, 2025 and May 1st, 2025, respectively, reduced fiscal year operating costs by approximately $2.7 million through December 31, 2025.

During the three months ended September 30, 2025, as a component of certain corporate restructuring activities, we exchanged approximately $5.0 million of existing debt for equity (common and preferred stock), extinguishing the related higher interest debt and reducing our future debt service obligations with respect to the extinguished debt, as described at Note 5.

We also issued a $4.5 million Convertible Note as described below, with an annual interest rate of 8%, and amortization that was scheduled to commence in January 2026, in the event not converted prior to January 1, 2026. Refer to “Financing Activities below, and Note 5 and Note 8, for additional information regarding the YP Note and related subsequent events impacting the YP Note.

In addition, during the three months ended September 30, 2025, we converted in the aggregate, 15,987 shares of Series AA, AAA and AAA Junior outstanding Preferred Stock into Series B Preferred Stock, as described at Note 6. The Series B Preferred stock was mandatorily converted into common stock in October 2025, as a component of the PIPE Offering described below.

Three Months Ended September 30, 2025 as compared to the Three Months Ended September 30, 2024

Revenue for the three months ended September 30, 2025 totaled $2.4 million, a decrease of $2.0 million or 45%, compared to $4.4 million for the comparable prior year quarter. The decrease in revenue for the three months ended September 30, 2025 reflected the impact of macro headwinds, largely due to tariff uncertainty, continued market education and adoption of immersive platforms as a marketing channel, and a reduction in direct to consumer revenues related to the sale of our Mineville digital property in May 2025.

Cost of revenue for the three months ended September 30, 2025 decreased $1.4 million, or 50% to $1.3 million, compared to $2.7 million in the comparable prior year quarter, driven primarily by the 45% decrease in quarterly revenues for the same periods.

As a percentage of revenue, gross profit for the three months ended September 30, 2025 was 45%, compared to 39% for the prior year comparable quarter.

In April 2025, the Company significantly reduced its costs structure through a 35% workforce reduction and restructuring of management compensation. The measures, effective primarily as of April 14, 2025 and May 1st, 2025, respectively, reduced fiscal year operating costs by approximately $2.7 million through December 31, 2025.

Total operating expense for the three months ended September 30, 2025 decreased $1.0 million, or 20% to $4.1 million, compared to $5.2 million in the comparable prior year quarter. Excluding noncash stock compensation expense, intangible asset amortization expense, and other noncash charges (collectively, “noncash charges and credits”), totaling $1.1 million and $968,000 for the three month ended September 30, 2025 and 2024, respectively, operating expense for the three months ended September 30, 2025 and 2024 was $3.0 million and $4.2 million, respectively, reflecting a $1.2 million, or 29% decrease compared to the prior year quarter, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the three months ended September 30, 2025, which includes the impact of noncash charges and credits was $3.6 million, compared to a net loss of $3.6 million in the comparable prior year quarter.

The calculation of net loss per share for the three months ended September 30, 2025 and 2024 included a noncash preferred stock dividend and deemed dividend related direct net credit to accumulated deficit totaling $7.1 million and $(1.7 million), respectively, as described at Note 2. Net income (loss) per share for the three months ended September 30, 2025 and 2024 was $3.25 and $(21.47), respectively. Excluding the impact of the noncash common stock dividend and deemed dividend related direct net debits (credits) to accumulated deficit, net loss per share for the three months ended September 30, 2025 and 2024 was $(3.27) and $(14.64), respectively.

Nine Months Ended September 30, 2025 as compared to the Nine Months Ended September 30, 2024

Revenue for the nine months ended September 30, 2025 totaled $8.1 million, a decrease of $4.6 million or 36%, compared to $12.8 million for the comparable prior year period. The decrease in revenue for the nine months ended September 30, 2025 reflected a mix of industry softness in ad sales, stemming from macro environmental factors and uncertainties, including uncertainties around the impact of shifting tariff policies, consumer spending softness, continued market education and adoption of immersive platforms as a marketing channel, the shift of certain revenues and program start delays to future periods by advertisers, and a reduction in direct to consumer revenues due to the sale of our Minehut digital property in the first quarter of 2024, and the sale of our Mineville digital property in May 2025.

Cost of revenue for the nine months ended September 30, 2025 decreased $3.1 million, or 40% to $4.6 million, compared to $7.7 million in the comparable prior year period, driven primarily by the 36% decrease in quarterly revenues for the same periods.

As a percentage of revenue, gross profit for the nine months ended September 30, 2025 was 44%, compared to 40% for the prior year comparable period.

Total operating expense for the nine months ended September 30, 2025 decreased $3.8 million, or 22% to $13.4 million, compared to $17.3 million in the comparable prior year period. Excluding noncash charges and credits, totaling $3.0 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively, operating expense for the nine months ended September 30, 2025 and 2024 was $10.4 million and $13.7 million, respectively, reflecting a $3.3 million, or 24% decrease compared to the prior year period, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the nine months ended September 30, 2025, which includes the impact of noncash charges and credits was $10.6 million or $(4.96) per share, compared to a net loss of $11.3 million, or $(80.10) per share, in the comparable prior year period.

The calculation of net loss per share for the nine months ended September 30, 2025 and 2024 included a noncash preferred stock dividend and deemed dividend related direct net credit to accumulated deficit totaling $7.0 million and $(3.3 million), respectively, as described at Note 2. Net income (loss) per share for the nine months ended September 30, 2025 and 2024 was $(4.96) and $(80.10), respectively. Excluding the impact of the noncash common stock dividend and deemed dividend related direct net credits to accumulated deficit, net loss per share for the nine months ended September 30, 2025 and 2024 was $(14.69) and $(62.09), respectively.

Reverse Stock Split

On June 17, 2025, the Company filed a Certificate of Amendment (the “June 2025 Amendment”) to its Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), which became effective as of June 23, 2025, effecting the 2025 Reverse Stock Split. The 2025 Reverse Split was approved by the Company’s Board of Directors (the “Board”) on June 2, 2025. The Company’s shares began trading on a 2025 Reverse Split-adjusted basis on the Nasdaq Capital Market on June 23, 2025.

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

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, preferred stock conversion shares, common stock underlying additional investment rights, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the 2025 Reverse Split for all periods presented

Recent Developments

October 2025 PIPE and Related Transactions

Entry into Securities Purchase Agreements

On October 22, 2025, October 24, 2025 and October 27, 2025, the Company entered into Securities Purchase Agreements (the “PIPE Purchase Agreement”) with certain accredited investors (the “Purchasers”), relating to the Company’s offering (the “PIPE Offering”) of an aggregate of (a) 3,985,000 shares (the “PIPE Shares”) of the Company’s Common Stock, at a price per Share equal to $1.00 and (b) Pre-Funded Warrants to purchase 16,015,000 shares of Common Stock (the “PIPE Pre-Funded Warrants”) at a price per PIPE Pre-Funded Warrant equal to same price as that for PIPE Shares minus $0.00001, and the remaining exercise price of each PIPE Pre-Funded Warrant will equal $0.00001 per share, for gross proceeds to the Company of approximately $20,000,000, before deducting offering costs and expenses. For each one Share or PIPE Pre-Funded Warrant purchased in the Offering, each Purchaser also received Common Stock Purchase Warrants (“PIPE Warrants”), to purchase one share of Common Stock (“PIPE Warrant Shares”), with an exercise price of $1.00. The PIPE Shares, PIPE Pre-Funded Warrants and PIPE Warrants sold in the Offering are sometimes hereafter referred to as, the “PIPE Securities.” The PIPE Offering, which was comprised of three separate closings, had a final close date of October 27, 2025. The Company intends to use the proceeds from the Offering for repayment of existing indebtedness, implementation of a new corporate strategy, general corporate purposes and working capital. In connection with the consummation of the PIPE Offering, the Company issued additional PIPE Warrants to purchase 9.2 million shares of common stock to certain designees of the Lead Investor (as defined in the PIPE Placement Agreement), as approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders.

The Company and the Purchasers also executed a registration rights agreement (the “PIPE RRA”), pursuant to which the Company agreed to file a registration statement covering the resale of the PIPE Shares, the shares of Common Stock underlying the Pre-Funded Warrants (the “PFW Shares”), and the PIPE Warrant Shares within thirty (30) days following the date of the issuance of the PIPE Securities, and to cause the PIPE RRA to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), no later than 90 days after the date on which the Purchase Agreements were entered.

Issuance of the PIPE Warrants

The PIPE Warrants entitle the holders to purchase that number of shares of Common Stock equal to the number of shares of Common Stock (or PIPE Pre-Funded Warrants) purchased in the Offering. The PIPE Warrants are exercisable immediately upon issuance, expire five years from the date of issuance, and have an initial exercise price of $1.00 (the “Initial Exercise Price”), subject to adjustment in the event of any Warrant Dilutive Issuance (as defined below), or any stock splits, stock dividends, recapitalizations, and similar events (the Initial Exercise Price as adjusted from time to time pursuant to the terms of the PIPE Warrant is referred to as, the “Exercise Price”).

The Warrants also contain a call feature, whereby, after the Company has registered the PIPE Warrant Shares on an effective registration statement filed with the SEC, the Company has the option, but not the obligation, and in the Company’s sole and absolute discretion, to purchase the PIPE Warrant from the Holder at a price of $0.001 per share of Common Stock underlying the PIPE Warrant (the “Call Option”), in the event the closing price of the Company’s Common Stock, as listed on the Nasdaq Capital Market, is at or above $3.00 per share for 20 consecutive trading days (the “Call Trigger”). The Company’s right to exercise the Call Option will begin on the day immediately following the Call Trigger until the day that is 30 calendar days thereafter, by way of delivery of a notice to exercise the Call Option to the holders of the PIPE Warrants.

Placement Agency Agreement

On October 22, 2025, the Company and Aegis Capital Corp. (“Aegis”), entered into a Placement Agency Agreement (the “PIPE Placement Agreement”), pursuant to which Aegis acted as our exclusive placement agent in connection with the PIPE Offering. Pursuant to the PIPE Placement Agreement, the placement commission will be (I) (a) 2.0% for investments made by the Lead Investor (as defined in the PIPE Placement Agreement), and (b) 9.0% for all PIPE Securities placed by Aegis, excluding Lead Investor; (II) if investments placed by Aegis equal $5 million or more, the Company will pay Aegis an additional fee of $125,000; (III) Aegis will also receive a fee of 9.0% of the proceeds from the cash exercise of any warrants purchased by investors, excluding the Lead Investor, in each case payable on exercise; and (IV) as additional compensation for Aegis’s services, the Company shall issue to Aegis or its designees at the consummation of the PIPE Offering, warrants (the “PIPE Placement Agent Warrants”) to purchase that number of shares of Common Stock equal to 5.0% of the aggregate number of PIPE Shares and PIPE Pre-Funded Warrants sold in the Placement other than to the Lead Investor. The Placement Agent Warrants will be exercisable at any time beginning and from time to time, in whole or in part, during the five years commencing on the commencement of sales in the Placement, at a price per share equal to 100.0% of the offering price per share of the PIPE Securities sold in the PIPE Offering and such Placement Agent Warrants shall be exercisable on a cash basis or cashless basis.

Belleau Wood Exchange Agreement

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement (the “Belleau Exchange Agreement”), pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 1.0 million shares of common stock, valued at $1.00 per share, simultaneous with the close of the PIPE Offering (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 125,000 shares of Common Stock, in form similar to the PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

Yield Point Exchange Agreement

Effective October 22, 2025, the Company and Yield Point NY, LLC (“Yield Point”) entered into an exchange agreement (the “YP Exchange Agreement”), pursuant to which the Company and Yield Point would, on a date no earlier than ten (10) business days after the effectiveness of the YP Exchange Agreement, exchange up to 100% of unconverted and unpaid principal and interest under the YP Note, for: (i) that number of shares of the Company’s Series C Preferred Stock; (ii) common stock purchase warrants to purchase 2,000,000 shares of Common Stock, on terms substantially similar to the PIPE Warrants, at an initial exercise price of $1.00 per share subject to adjustment as set forth therein (the “YP Exchange Warrant”); and (iii) the cancellation of all remaining common stock purchase warrants previously issued to Yield Point in connection with the sale to Yield Point of that certain Convertible Promissory Note, dated July 10, 2025.

Issuance of Common Stock Purchase Warrants

On October 20, 2025, the Company issued certain common stock purchase warrants to purchase an aggregate of 2,333,057 shares of Common Stock (the “Series B Warrants”) to the holders of shares of the Company’s Series B Preferred Stock (the “Series B Holders”). Each Series B Warrant has a proposed exercise price per share equal to $1.00 (the “Series B Exercise Price”). The Series B Warrants will be available for exercise only upon the first trading day following the one year anniversary of the Company’s issuance of the Series B Warrants, unless prior written approval is received from the Company during such one-year period, as may be required by the applicable rules and regulations of the Nasdaq Capital Market (the “Warrant Stockholder Approval” and the first trading day following the one year anniversary of the Company’s receipt of Warrant Stockholder Approval being, the “Initial Exercise Date”).

Each Series B Warrant offered will become exercisable beginning on the Initial Exercise Date at the Series B Exercise Price, and will expire on the date that is one year from the Initial Exercise Date, subject to the right to exercise during such one-year period with the prior written approval of the Company; provided that holders of the Series B Warrants will have the right to exercise their Series B Warrants during the time beginning on date the Company receives the Warrant Stockholder Approval and the Initial Exercise Date in the event of a Change of Control or other Fundamental Change (each as defined in the Series B Warrant).

Filing of Third Amended and Restated Certificate of Designation

On October 20, 2025, the Company filed the Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc. (the “Amended Certificate”). The Amended Certificate amends the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Prior Charter”) to: (i) increase the number of authorized shares of Common Stock from 400,000,000 to 750,000,000; and (ii) to allow the vote of the holders of our preferred stock to amend their respective preferred stock certificates of designations, without requiring the approval of the holders of all voting securities of the Company. The Amended Charter was also restated to include all amendments to the Prior Charter made pursuant to Certificates of Amendment after the filing of the Prior Charter.

Filing of Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred

On October 22, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of the Series C Senior Convertible Preferred Stock (the “Series C Certificate”), designating 4,700 shares of Series C Senior Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”), in connection with the YP Exchange Agreement, as described at Note 8.

Amendment to 2025 Omnibus Equity Incentive Plan

On October 20, 2025, stockholders approved an amendment to the Company’s 2025 Omnibus Equity Incentive Plan to increase the number of shares of Common Stock available for issuance under the 2025 Plan by 6,967,863 shares of common stock.

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

Expanded Commercial Partnership with Meta-Stadiums Corp.

In July 2025, we expanded our strategic commercial partnership with Meta-Stadiums Corp., a pioneer in mobile-first, gamified virtual entertainment and operator of AI-powered, next-generation creator networks. This expanded collaboration supports Super League’s revenue diversification strategy and accelerates its monetization roadmap by unlocking new revenue opportunities within the TikTok creator ecosystem across content, commerce, and campaign activations.

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

Exclusive Partnership with ES3

In October 2025, we announced an exclusive sales partnership with ES3, a leading technology and media solutions company specializing in interactive content experiences for connected TV (CTV) and traditional Pay TV environments. We will serve as the exclusive third-party sales partner for INGAGE, a gamified content module that is activated through ads on CTV devices and platforms, designed to transform how brands and advertisers connect with streaming audiences. ES3’s INGAGE interactive experiential ad platform has produced notable programs with Warner Bros. Discovery’s “Superman”, Game of Thrones, HBO, MGM+ and more. This partnership combines ES3’s advanced CTV media capabilities with Super League’s track record of delivering successful advertising programs that drive results through gameplay. Together, the companies will scale access to interactive, measurable ad experiences that merge entertainment, engagement, and commerce.

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

Nasdaq Listing Rule 5550(b)(1)

On October 28, 2025, the Company received a written notice from Nasdaq informing Super League that it has regained compliance with Nasdaq Listing Rule 5550(b), and that the Company is in compliance with all applicable continued listing requirements. Accordingly, the hearing before the Hearings Panel scheduled to take place on November 11, 2025, as described below, was cancelled.

Previously, on April 7, 2025, the Company received a letter (the “Stockholder Deficiency Letter”) from Nasdaq, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). The Stockholder Deficiency Letter also indicated that the Company does not meet the alternative compliance standards of market value of listed securities or net income from continuing operations. The Company’s failure to comply with the Stockholders’ Equity Requirement was based on the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, reporting the stockholders’ equity of $170,000. The Company prepared and submitted a plan of compliance (which was due within 45 calendar days from receipt of the formal notice) to Nasdaq.

Previously, on October 8, 2025, the Company received a delisting determination letter (the “Delisting Determination Letter”) in connection with the Stockholders’ Equity Requirement. The Delisting Determination Letter stated that unless the Company requested a hearing before a Nasdaq Hearing Panel (“Panel”) to appeal Nasdaq’s delisting determination by October 15, 2025, trading of the common stock would have been suspended at the opening of business on October 17, 2025, and the Company’s common stock would have been delisted from Nasdaq. As of October 8, 2025, the Company requested a hearing before the Panel, which was scheduled to take place on November 11, 2025, at which the Company planned to request a suspension of delisting pending its return to compliance. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B), the hearing requested stayed the suspension of trading and delisting of the common stock pending the conclusion of the hearing process. As described above, On October 28, 2025, the Company received a written notice from Nasdaq informing Super League that it has regained compliance with Nasdaq Listing Rule 5550(b), and that the Company is in compliance with all applicable continued listing requirements.

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

Summary Results of Operations

The following table sets forth a summary of our results of operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
REVENUE	$2,423	$4,431	$(2,008)	(45)%	$8,142	$12,756	$(4,614)	(36)%
COST OF REVENUE	1,343	2,706	(1,363)	(50)%	4,557	7,653	(3,096)	(40)%
GROSS PROFIT	1,080	1,725	(645)	(37)%	3,585	5,103	(1,518)	(30)%
OPERATING EXPENSE
Selling, marketing and advertising	1,699	2,397	(698)	(29)%	6,198	7,306	(1,108)	(15)%
Engineering, technology and development	667	914	(247)	(27)%	2,290	3,405	(1,115)	(33)%
General and administrative	1,765	1,935	(170)	(9)%	4,938	6,558	(1,620)	(25)%
Contingent consideration	-	(68)	68	(100)%	(14)	(15)	1	(7)%
Total operating expense	4,131	5,178	(1,047)	(20)%	13,412	17,254	(3,842)	(22)%
NET LOSS FROM OPERATIONS	(3,051)	(3,453)	(402)	(12)%	(9,827)	(12,151)	(2,324)	(19)%
OTHER INCOME (EXPENSE), NET	(511)	(179)	332	185%	(748)	804	(1,552)	(193)%
Loss before income taxes	(3,562)	(3,632)	(70)	(2)%	(10,575)	(11,347)	(772)	(7)%
Provision (benefit) for income taxes	-	-	-	-%	-	-	-	-
NET LOSS	$(3,562)	$(3,632)	$(70)	(2)%	$(10,575)	$(11,347)	$(772)	(7)%

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenue (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Media and advertising	$1,025	$1,538	$(513)	(33)%	$3,773	$4,637	$(864)	(19)%
Publishing and content studio	1,398	2,646	(1,248)	(47)%	4,056	7,388	(3,332)	(45)%
Direct to consumer	-	247	(247)	(100)%	313	731	(418)	(57)%
	$2,423	$4,431	$(2,008)	(45)%	$8,142	$12,756	$(4,614)	(36)%

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
Number of customers > 10% of revenue / percent of revenue	Three	/	37%	Two	/	25%	Two	/	28%	Two	/	23%
By revenue category:
Media and advertising	One	/	13%	-	/	-%	One	/	14%	One	/	11%
Publishing and content studio	Two	/	24%	Two	/	25%	One	/	14%	One	/	12%

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024:

●

Total revenue decreased $2.0 million, or 45% to $2.4 million, compared to $4.4 million in the comparable prior year quarter. The decrease in revenue for the three months ended September 30, 2025 reflected the impact of macro headwinds, largely due to tariff uncertainty, continued market education and adoption of immersive platforms as a marketing channel, a strategic decrease in lower margin influencer marketing revenues and a reduction in direct to consumer revenues related to the sale of our Mineville digital property in May 2025.

●

Media and advertising revenue decreased $513,000, or 33%, to $1.0 million, compared to $1.5 million in the comparable prior year quarter. The change reflected a $433,000 strategic decrease in lower margin influencer marketing revenues and a $228,000 decrease in on-platform related media sales revenue, partially offset by a $138,000 increase in higher average margin off-platform related media sales revenue. Off-platform sales revenues as a percentage of total revenue for the three months ended September 30, 2025 and 2024 were 16% and 5%, respectively, reflecting the impact of our strategic focus on diversifying our revenue streams and related opportunities.

●

Publishing and content studio revenue decreased $1.2 million or 47%, to $1.4 million, compared to $2.6 million in the comparable prior year quarter, driven primarily by a net $1.3 million decrease in custom game development and immersive experience related revenues. Revenues for the three months ended September 30, 2025 included revenues from immersive experiences for Lions Gate Ancillary LLC. (World Crossing), Second Dinner Studios, Inc. (Nuverse Marvel Snap), Heidi Klum Company, L’OREAL USA, Inc. and Logitech. Revenues for the three months ended September 30, 2024 included $334,000 of revenues for the International Olympic Committee and related Visa Shoppes custom game development experiences, as well as immersive experiences for Google, Inc., Dreamworks – Wild Robot, Hi-Chew, Maybeline, Bandi Namco, Funnico Inc, AVID Center and Westpac.

●

Direct to consumer revenue decreased $247,000, due to the impact of the sale of our Mineville digital property in May 2025, which prior to the sale, generated direct to consumer Minecraft related digital goods revenues for the Company.

Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024:

●

Total revenue decreased $4.6 million, or 36% to $8.1 million, compared to $12.8 million in the comparable prior year period. The decrease in revenue for the nine months ended September 30, 2025 reflected a mix of industry softness in ad sales, stemming from macro environmental factors and uncertainties, including uncertainties around the impact of shifting tariff policies, consumer spending softness, continued market education and adoption of immersive platforms as a marketing channel, the shift of certain revenues and program start delays to future periods by advertisers, a strategic decrease in lower margin influencer marketing revenues and a reduction in direct to consumer revenues due to the sale of our Minehut digital property in the first quarter of 2024 and the sale of our Mineville digital property in May 2025.

●

Media and advertising revenue decreased $864,000, or 19%, to $3.8 million, compared to $4.6 million in the comparable prior year period. The change reflected a $1.1 million strategic decrease in lower margin influencer marketing revenues, partially offset by a $574,000 increase in off-platform related media sales revenue. Revenues for the nine months ended September 30, 2024 included $1.3 million of influencer marketing revenues from our Ubisoft/Xdefiant program. Off-platform sales revenues as a percentage of total revenue for the nine months ended September 30, 2025 and 2024 were 15% and 5%, respectively, reflecting the impact of our strategic focus on diversifying our revenue streams and related opportunities.

●

Publishing and content studio revenue decreased $3.3 million, or 45%, to $4.1 million, compared to $7.4 million in the comparable prior year period, driven primarily by a net $3.4 million decrease in custom game development and immersive experience related revenues. Revenues for the nine months ended September 30, 2025 included revenues from immersive experiences for Lions Gate Ancillary LLC. (World Crossing), Second Dinner, Inc./Funnico Inc. (Nuverse Marvel Snap), CMG Strategy Co., LLC (Chipotle / Halsey experience), United States Golf Association, Hi-Chew, Panda Express, Heidi Klum Company and Logitech. Revenues for the nine months ended September 30, 2024 included $2.1 million of revenues for the International Olympic Committee and related Visa Shoppes custom game development experiences.

●

Direct to consumer revenue decreased $418,000, or 57%, to $313,000, compared to $731,000 in the comparable prior year period, primarily reflecting the impact of the sale of our Minehut digital property in the first quarter of 2024 and the sale of our Mineville digital property in May 2025, which prior to the sale, generated direct to consumer Minecraft related digital goods revenues for the Company.

Cost of Revenue

Cost of revenue includes direct costs incurred in connection with the satisfaction of performance obligations under our revenue arrangements including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, internal and third-party game developers, third-party ad-platform, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees. Cost of revenue fluctuates period to period based on the specific programs and revenue streams contributing to revenue each period and the related cost profile of our physical and digital experiences, media and advertising campaigns and publishing and content studio sales activities occurring each period.

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024:

●

Cost of revenue decreased $1.4 million, or 50%, relatively consistent with the 45% decrease in related revenues for the quarterly periods presented. The greater than proportional change in cost of revenue was primarily due to the impact of the strategic 87% decrease in influencer marketing revenues in the current period, which generally have a higher average direct cost profile and lower margins.

Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024:

●

Cost of revenue decreased $3.1 million, or 40%, relatively consistent with the 36% decrease in related revenues for the year to date periods presented. The greater than proportional change in cost of revenue was primarily due to the impact of the strategic 52% decrease in influencer marketing revenues in the current period, which generally have a higher average direct cost profile and lower margins.

Operating Expense

Refer to the table summarizing our results of operations for the three and nine months ended September 30, 2025 and 2024 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Selling, marketing and advertising	$53	$124	$(71)	(57)%	$304	$378	$(74)	(20)%
Engineering, technology and development	2	6	(4)	(67)%	15	23	(8)	(35)%
General and administrative	558	226	332	147%	1,053	585	468	80%
Total noncash stock compensation expense	$613	$356	$257	72%	$1,372	$986	$386	39%

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

Unrecognized compensation expense related to the awards cancelled under the 2014 Plan totaled $408,000 which is being recognized prospectively over the remaining modified service period of 2 years. Total incremental compensation cost related to the 2025 Exchanged Awards totaled $307,000, $165,000 of which related to vested awards as of the modification date and was recognized as expense immediately in the statement of operations for the nine months ended September 30, 2025, and $141,000 related to unvested awards which is being recognized prospectively over the remaining modified service period of 2 years.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Selling, marketing and advertising	$157	$199	$(42)	(21)%	$508	$596	$(88)	(15)%
Engineering, technology and development	231	229	2	1%	699	736	(37)	(5)%
General and administrative	125	182	(57)	(31)%	386	564	(178)	(32)%
Total amortization expense	$513	$610	$(97)	(16)%	$1,593	$1,896	$(303)	(16)%

Amortization expense for the three and nine months ended September 30, 2025 decreased due primarily to a $70,000 and $209,000, respectively, reduction reflecting the completion of amortization (amortization period ended in the fourth quarter of 2024) of intangible assets acquired in connection with the acquisition of Super Biz in October 2021, and a $146,000 (year to date period only) reduction in amortization expense related to the sale of our Minehut assets in the first quarter of 2024, as described below.

Selling, Marketing and Advertising

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024:

Selling, marketing and advertising expense decreased $698,000, or 29%. The change was primarily due to a $914,000, or 39% reduction in selling, marketing and advertising personnel costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost optimization activities. The decrease was partially offset by a $153,000, or 44% reduction in selling, marketing and advertising personnel costs allocated to cost of revenue, consistent with the decrease in revenues for the periods presented.

Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024:

Selling, marketing and advertising expense decreased $1.1 million, or 15%. The change was primarily due to a $1.8 million, or 25% reduction in selling, marketing and advertising personnel costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost optimization activities. The decrease was partially offset by a $522,000, or 44% reduction in selling, marketing and advertising personnel costs allocated to cost of revenue, consistent with the decrease in revenues for the periods presented, and credits reflected during the nine months ended September 30, 2024 related to influencer marketing expense related estimates recorded in prior periods.

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

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024:

●

Engineering, technology and development expense decreased $247,000, or 27%, driven primarily by a $436,000, or 57% reduction in product and engineering personnel costs, and a decrease in cloud services and platform infrastructure costs totaling $59,000, or 36%, in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost optimization activities. The decrease was partially offset by a decrease in engineering personnel costs allocated to cost of revenue totaling $263,000, consistent with the decrease in revenues for the periods presented.

Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024:

●

Engineering, technology and development expense decreased $1.1 million, or 33%, driven primarily by a reduction in product and engineering personnel expense totaling $1.2 million, or 46%, reflecting the impact of Second Quarter 2025 Headcount Reductions and a decrease in cloud services and other technology platform costs totaling $314,000, or 46%, relating to additional cost reduction activities, including the sale of our Minehut and Mineville digital assets, as described herein. The decrease was partially offset by a $490,000, or 68% decrease in engineering personnel costs allocated to cost of revenue, consistent with the decrease in revenues for the periods presented, and a reduction in capitalized internal use software costs.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel costs	$361	$378	$(17)	(4)%	$1,230	$1,331	$(101)	(8)%
Office and facilities	12	49	(37)	(76)%	66	147	(81)	(55)%
Professional fees	128	228	(100)	(44)%	568	799	(231)	(29)%
Stock-based compensation	558	227	331	146%	1,053	585	468	80%
Depreciation and amortization	128	205	(77)	(38)%	398	621	(223)	(36)%
Other	578	848	(270)	(32)%	1,623	3,075	(1,452)	(47)%
Total general and administrative expense	$1,765	$1,935	$(170)	(9)%	$4,938	$6,558	$(1,620)	(25)%

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024:

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

●

Personnel and facilities costs decreased due to a reduction in various corporate, general and administrative costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost reduction and optimization activities.

●

Noncash Stock Compensation expense increased primarily due to a $271,000 increase in noncash stock compensation expense incurred in connection with the utilization of third-party investor relations and other consultants during the quarterly periods presented.

●

Amortization expense decreased due primarily to the completion of amortization, in the fourth quarter of 2024, of developer relationship related intangible assets acquired in connection with the acquisition of Super Biz in October 2021, prior to January 1, 2025.

●

The decrease in other expense was primarily due to a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction and optimization activities. In addition, other expense for the three months ended September 30, 2024 included a charge to earnings related to the write off of accounts receivable totaling $200,000, and a noncash incremental fair value charge totaling $70,000, related to Pioneer AA AIRs, which were modified to include a reduction in conversion price and an extension of the exercise term in May 2024, as described at Note 7.

Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024:

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

●

Personnel and facilities costs decreased due to a reduction in various corporate, general and administrative costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost reduction and optimization activities.

●	Noncash Stock Compensation expense increased primarily due to a $49,000 of incremental expense recognized immediately in the statement of operations related to the vested portion of the 2025 Exchanged Awards as described at Note 2. In addition, the increase reflects a $582,000 increase in noncash stock compensation expense incurred in connection with the utilization of third-party investor relations and other consultants, partially offset by a net reduction related to headcount reductions and the ending of amortization periods for equity awards granted in prior periods.

●

Amortization expense decreased due primarily to the completion of amortization, in the fourth quarter of 2024, of developer relationship related intangible assets acquired in connection with the acquisition of Super Biz in October 2021, prior to January 1, 2025.

●

The decrease in other expense was primarily due to a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities. In addition, other expense for the nine months ended September 30, 2024 included a noncash legal settlement expense incurred in connection with the Pioneer Settlement, described above, comprised of $346,000 of noncash expense in connection with the issuance of 6,875 shares of common stock to Pioneer, and a noncash incremental fair value charge totaling $283,000, related to Pioneer AA AIRs, which were modified to include a reduction in conversion price and an extension of the exercise term in May 2024, as described above. Other expense for the nine months ended September 30, 2024 also included a $164,000 noncash legal settlement charge related to the adjustment of the estimated fair value (i.e. mark-to-market), as of the issuance date, for common stock issued pursuant to the 2022 Note Holder Settlement Agreement, as described at Note 7.

Other Income (Expense), Net

Sale of Mineville

On May 19, 2025, the Company entered into the Mineville Purchase Agreement with Mineville, LLC a Delaware limited liability company, pursuant to which the Company agreed to sell, and Purchaser agreed to purchase 100% of the Interests of InPvP for cash consideration totaling $350,000, as described earlier in this Report. The net carrying value of Mineville assets sold totaled $350,000 as of May 19, 2025, which historically were included in intangible assets, net in the condensed balance sheets, resulting in no gain or loss in connection with the Mineville Sale.

Gain on Sale of Minehut Assets

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the Board. Pursuant to the GS Agreement entered into by and between Super League and GamerSafer, the Company received $1.0 million of purchase consideration for the Minehut Assets, which amount was paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the condensed statements of operations for the three and nine months ended September 30, 2024. The Minehut Purchase Consideration in the GS Agreement was variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three and nine months ended September 30, 2025, totaled $0 and $343,0000, respectively. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three and nine months ended September 30, 2024, totaled $0 and $0, respectively. From the date of sale of the Minehut Assets through September 30, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $1,000,000.

Change in Fair Value of Warrant Liabilities

YP Warrants

The initial fair value of the YP Warrants, totaling $1,935,000, was classified as a liability in the condensed balance sheets, and is remeasured at fair value at each balance date. The fair value of the YP Warrants was $865,000 at September 30, 2025, resulting in a $1,070,000 credit in the condensed statements of operations for the three and nine months ended September 30, 2025, reflecting the change in fair value of the YP Warrant liability for the period from issuance to September 30, 2025.

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

As a result of the Buy-In Provision, the ability to deliver shares upon exercise of the Investor Warrants in every circumstance is generally not within the control of the Company as contemplated by the accounting standards, and thus, a partial cash settlement may be required outside of the Company’s control. As such, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the condensed balance sheet and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Refer to the table below.

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described earlier in this Report, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the condensed balance sheet and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations.

The fair value and change in the fair value of the warrant liabilities related to the September 2024 Series AAA Junior Investor Warrants and the Placement Agent Warrants, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$20,000	$-	$348,000	$-
Initial fair value of warrant liability – grant date(1)		346,000		346,000
Change in fair value	(3,000)	14,000	(331,000)	14,000
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	17,000	360,000	17,000	360,000

Placement Agent Warrants:
Beginning balance	54,000	665,000	587,000	665,000
Initial fair value of warrant liability – grant date(1)	-	134,000		134,000
Change in fair value	-	(212,000)	(533,000)	(212,000)
Subtotal - Fair value of warrant liability – Placement Agent Warrants	$54,000	$587,000	$54,000	$587,000

Total fair value of warrant liability	$71,000	$947,000	$71,000	$947,000

(1)	Estimated fair value on the respective dates of issuance.

Interest expense, including change in fair value of promissory notes carried at fair value

Interest expense, including change in fair value of promissory notes carried at fair value, primarily reflects the change in fair value of debt accounted for under the fair value option (“FVO”) as described at Note 2. Interest expense, including change in fair value of promissory notes carried at fair value for the periods presented was comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Description:	2025	2024	2025	2024

Super Biz Note	$(36,000)	$(25,000)	$(51,000)	$(25,000)
Agile I Note	-	-	(358,000)	-
Agile II Note	(256,000)	-	(1,258,000)	-
RP Note	(404,000)	-	(439,000)	-
Belleau Note	(287,000)	-	(75,000)	-
1800 Diagonal Notes	(51,000)	-	(26,000)	-
YP Note	24,000	-	24,000	-
SLR Facility	-	(20,000)	(45,000)	(53,000)
Other	-	-	(3,000)	-
Total Interest (expense) income, including change in fair value of promissory notes carried at fair value	$(1,010,000)	$(45,000)	$(2,231,000)	$(78,000)

Loss on Extinguishment of Liability

On July 8, 2025, the Company entered into the SB Exchange Agreements as described at Note 5, pursuant to which the Company and Khakshoor, Drozdov and Firepit (collectively, the “SB Note Holders”) agreed that in exchange for the surrender and forgiveness of the Super Biz Notes, with an aggregate principal and interest balance of $1.9 million, the SB Note Holders were issued 1,896,964 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock. The July 8, 2025 exchange of the Super Biz Notes for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the related promissory note, resulting in a loss on extinguishment of liability of $161,000, included in the condensed statements of operations for the three and nine months ended September 30, 2025.

In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding, with a principle amount totaling approximately $1.8 million, whereby the Company is obligated to pay the outstanding contingent consideration on the following repayment terms (“Super Biz Note”). Interest accrued on the outstanding principal at the rate of 8.5% per annum.

In addition, in connection with the issuance of the Super Biz Note the Company issue 98,438 shares of the Company’s common stock to the Founders, valued at $336,000, based on the closing price of our common stock on the date of issuance of the promissory note.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a gain on extinguishment totaling $336,000 was recorded in the statement of operations, and credited to additional paid-in capital (included in “Other” in the statement of stockholder’s equity), for the three and nine months ended September 30, 2024, primarily comprised of the fair value of the 98,438 shares of restricted stock (based on closing price of our common stock on the date of issuance of the Super Biz Note) to be issued, as described above.

Debt Issuance Costs

Other income (expense), net for the three and nine months ended September 30, 2025 included debt issuance costs paid totaling $415,000 and $554,000, respectively, in connection with the issuance of the YP Note, Agile II Note, Diagonal I Note, and Diagonal II Note, as described at Note 5.

Liquidity and Capital Resources

General

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.1 million and $1.3 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company had working capital and an accumulated deficit as reflected on the accompanying condensed balance sheets provided herein. For the nine months ended September 30, 2025 and 2024, the Company incurred net losses, and cash outflows from operating activities as reflected in the accompanying condensed statements of operations and cash flows, respectively.

Improved Liquidity Due to Subsequent Events

Equity Financing

In October 2025, subsequent to the balance sheet date and prior to the issuance of these financial statements, the Company completed equity financings totaling $20.0 million in gross proceeds ($18.5 million in proceeds net of offering costs). The proceeds provide significant additional working capital and liquidity to fund operations and meet the Company’s obligations as they arise. Refer to Note 8 for additional information regarding equity financings subsequent to September 30, 2025. The Company intends to use the proceeds from the Offering for repayment of existing indebtedness totaling $1.5 million, implementation of a new corporate strategy, general corporate purposes and working capital.

Additional Conversions of Debt to Equity

During the three months ended September 30, 2025, the company exchanged $4.7 million of outstanding debt for equity, as described at Notes 4 and 5. In October and November 2025, holders of an aggregate of approximately $4.0 million of the Company’s outstanding promissory notes as of September 30, 2025, exchanged or converted such notes into either common stock or preferred stock of the Company pursuant to (i) executed exchange agreements, or (ii) the existing conversion terms set forth in certain notes. As a result, the Company eliminated approximately $4.0 million of principal and accrued interest obligations that would otherwise have required cash settlement subsequent to September 30, 2025. The conversions materially reduced the Company’s leverage profile and future cash commitments. Refer to Note 8 for additional information regarding the exchange or conversion of debt to equity subsequent to September 30, 2025.

Operating Cost Reductions and Updated Forecasts

Since approximately May 2024, the Company implemented a number of operating expense reduction initiatives designed to decrease future operating cash outflows. These actions included workforce optimization, vendor contract renegotiations, reduced discretionary spending, and restructuring of non-core activities. Excluding noncash charges, these operating expense reductions resulted in a decrease in operating expense of 29% and 24% for the three and nine month periods ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively.

The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities, as described below.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes the change in cash balances for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(6,805)	$(8,160)
Net cash provided by (used in) investing activities	923	(457)
Net cash provided by financing activities	5,633	1,297
Net decrease in cash	(249)	(7,320)
Cash and cash equivalents, at beginning of period	1,310	7,609
Cash and cash equivalents, at end of period	$1,061	$289

Cash Flows from Operating Activities.

Net cash used in operating activities during the nine months ended September 30, 2025, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $1.4 million, depreciation and amortization charges of $1.6 million, net changes in fair value of certain liabilities of ($1,010,000), noncash loss on extinguishment of liability of $161,000, debt issuance costs of $554,000, and net changes in working capital of $1.1 million. Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

Net cash used in operating activities during the nine months ended September 30, 2024, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $986,000, depreciation and amortization charges of $2.0 million, gain on sale of Minehut assets of ($144,000), net changes in fair value of certain liabilities of ($1.3 million), noncash legal settlement charges of $724,000, noncash loss on extinguishment of debt of $336,000 and net changes in working capital of $525,000. Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Proceeds from sale of Mineville Assets	$350	$-
Proceeds from sale of Minehut Assets	808	-
Purchase of property and equipment	-	(23)
Capitalization of software development costs	(200)	(434)
Other	(35)	-
Net cash provided by (used in) investing activities	$923	$(457)

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

Sale of Minehut Assets.  On February 29, 2024, the Company sold its Minehut Assets to GamerSafer as described above. Pursuant to the GS Agreement, the Company received $1.0 million of purchase consideration for the Minehut Assets, which amount was paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. During the three months ended September 30, 2025 we received Minehut Purchase Consideration payments totaling $152,000.

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Proceeds from issuance of preferred stock, net of issuance costs	$-	$2,129
Proceeds from issuance of common stock, net of issuance costs	1,945	-
Proceeds from notes payable, net of issuance costs	7,607	-
Payments on notes payable	(3,818)	-
Contingent consideration payments – Melon Acquisition	(77)	(32)
Advances from accounts receivable facility	429	1,033
Payments on accounts receivable facility	(453)	(1,833)
Net cash provided by financing activities	$5,633	$1,297

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

In connection with entering into the Agile I Loan Agreement, the Company was required to pay an administrative fee of $92,500 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile I Note and expensed in “other expense” in the condensed statements of operations. On February 10, 2025, in connection with entering into the Agile II Loan Agreement as described below, the Company paid the remaining balance of the Agile I Note, including interest for the remaining term, totaling $1.5 million.

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (collectively “Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carries an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest shall accrue at a fixed per annum rate equal to the applicable rate plus five percent, or 42%. The Company is required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs.

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other expense” in the condensed statements of operations. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

On July 10, 2025, the Company entered into an exchange agreement (the “Agile Exchange Agreement”) with Agile, pursuant to which the Company and Agile agreed that in exchange for the surrender and forgiveness of that certain Secured Promissory Note issued to Agile, dated February 7, 2025, with the remaining amount of principal and interest thereunder being $1,331,250, Agile received (a) 44,128 shares of common stock (the “Agile Exchange Shares”), (b) pre-funded warrants to purchase 173,023 shares of common stock (the “Agile Pre-Funded Warrants”, and collectively with the Agile Exchange Shares, the “Agile Exchange Securities”), with the Agile Exchange Securities valued at a price of $5.67, such amount above the Nasdaq Minimum Price, and (c) four equal cash payments of $25,000 to Agile, totaling $100,000, beginning on July 10, 2025, and every seven days thereafter.

The July 10, 2025 exchange of the balance of the Agile II Note for shares of the Company’s Common Stock was accounted for as an extinguishment of the Agile II Note, resulting in the derecognition of the related liability and the recording of the fair value of the equity securities exchanged on the date of settlement. The Agile II Note was accounted for under the FVO, and therefore, the carrying amount of the Agile II Note immediately prior to settlement represented its fair value at the settlement date. As a result, no gain or loss was recognized in connection with the exchange. The $100,000 of cash payments were included as a component of the change in fair value of the Agile II Note for the three and nine months ended September 30, 2025, which is included in other income (expense) in the condensed statements of operations.

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the nine months ended September 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the three and nine months ended September 30, 2025, Diagonal converted an aggregate principal amount under the Diagonal Note of $247,000 into shares of the Company’s Common Stock at an average price of $2.33 per share, resulting in the issuance of 106,000 shares of Common Stock to Diagonal.

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

The Diagonal II Note was issued with an Original Issue Discount of 9.09% (the “OID”), with net proceeds to the Company of $125,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the nine months ended September 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees, (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). The consummation of the sale of the initial Belleau Note was consummated on the Belleau Effective Date, with gross proceeds to the Company of $300,000. The consummation of the sale of the two remaining Belleau Notes are scheduled to occur in the amounts and on the dates as follows: (a) $600,000 on April 14, 2025; and (b) $600,000 on April 28, 2025. As of September 30, 2025, $1.1 million of the Notes were funded, with an additional $150,000 funded subsequent to June 2025. Each of the Belleau Notes: (x) matures on the date that is 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrues interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”).

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

In September 2025, the Company prepaid $250,000 of principal on the Belleau Note.

Effective October 22, 2025, the Company and Belleau entered into an exchange agreement (the “Belleau Exchange Agreement”), pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note, dated March 28, 2025, into 1.0 million shares of Common Stock, valued at $1.00 per share, simultaneous with the close of the PIPE Offering (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 125,000 shares of Common Stock, in form similar to the PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

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

On July 7, 2025, the Company entered into an exchange agreement with the Michael Keller Trust (the “Trust”) (“RP Exchange Agreement”), pursuant to which the Company and the Trust agreed that in exchange for the surrender and forgiveness of RP Note, with the principal and interest thereon being equal to $1,878,082, the Trust would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,002, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026 (the “Trust Agreement”).

The July 7, 2025 exchange of the balance of the RP Note for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the RP Note, resulting in the derecognition of the related liability and the recording of the fair value of the Series AAAA Jr. Preferred Stock exchanged on the date of settlement. The RP Note was accounted for under the FVO, and therefore, the carrying amount of the RP Note immediately prior to settlement represented its fair value at the settlement date. As a result, no gain or loss was recognized in connection with the exchange. The $378,000 of accrued cash payments were included as a component of the change in fair value of the RP Note for the three and nine months ended September 30, 2025, which is included in other income (expense) in the condensed statements of operations.

Yield Point Convertible Note

On July 10, 2025, the Company and Yield Point NY, LLC (the “Yield Point”), entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,494,382 in 8% Senior Secured Convertible Notes, maturing eighteen (18) months after the issue date, with original issue discount of 11%, convertible into shares of the Company’s common stock at a conversion price of $6.815 per share, and if not converted then amortized over the final twelve (12) months concluding on the maturity date (“YP Notes”), and (ii) common stock purchase warrants to purchase 659,968 shares of common stock at an exercise price of $5.361 per share (the “YP Warrants”) (the “Offering”) (the YP Purchase Agreement”). The Company received $4,000,000 in gross proceeds from the Offering.

The YP Notes are senior secured obligations of the Company and are secured by certain personal property of the Company, pursuant to a security agreement. Unless earlier converted, the YP Notes will mature in January 2027. The YP Notes bear interest at a rate of 8% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The YP Notes, including interest accrued thereon, are convertible at any time until a convertible note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $6.815 per share, subject to adjustment as set forth therein. Commencing on the six-month anniversary of the date of the issuance of the Note, and on the same date every month thereafter, the Company shall make 12 equal amortization payments, with each payment being equal to one-twelfth of the initial principal amount, plus all accrued but unpaid interest.

The YP Warrants entitle the holders to purchase 659,968 shares of common stock, respectively. The YP Warrants are exercisable immediately and have a term of four years. The YP Warrants each have an exercise price of $5.361 per share, subject to adjustment as set forth therein.

The terms of each of the YP Notes and the YP Warrants provide for anti-dilution protection for issuances of common stock at a price per share less than the price equal to the conversion price or exercise price, as applicable, subject to approval by the Company’s stockholders.

The Company also entered into a Security Agreement (the “YP Security Agreement”) with Yield Point and such holders of the YP Notes as may be issued in the future (together with Yield Point, the “Secured Parties”). Pursuant to the YP Security Agreement, the Secured Parties were granted a security interest in certain of the Company’s personal property to secure the payment and performance of all of the Company’s obligations under the YP Notes, YP Warrants, Purchase Agreement, Registration Rights Agreement and Security Agreement.

On September 30, 2025, the Company and Yield Point, entered into Amendment No. 1 to the YP Note (the “YP Note Amendment”), originally issued on July 10, 2025, pursuant to that certain YP Purchase Agreement, dated therewith. Pursuant to the YP Note Amendment: (i) the “Conversion Price” was amended to $5.95, subject to adjustment as set forth in the Note; and (ii) the “Floor Price” was amended to $1.19. All other terms and conditions of the Note remain in full force and effect.

The fair value of the YP Warrants, totaling $1,935,000, was classified as a liability in the condensed balance sheets, and is remeasured at fair value at each balance date. The fair value of the YP Warrants was $865,000 at September 30, 2025, resulting in a $1,070,000 credit in the condensed statements of operations for the three and nine months ended September 30, 2025, reflecting the change in fair value of the YP Warrant liability. The fair value of the YP Warrants was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.88%; and expected life range of 3.83-4.0 years. The fair value of the conversion feature embedded in the YP Note was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.97%; and expected life range of 1.30-1.53 years.

The Agile I Note, Agile II Note, Diagonal I Note, Diagonal II Note, Belleau Note, RP Note and the YP Note are accounted for at fair value as described in Note 2, and measured using Level 3 inputs with the following impact on the condensed financial statements for the applicable periods referenced:

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

Yield Point Equity Line of Credit

On July 10, 2025 (the “YP Execution Date”), the Company, entered into an equity purchase agreement (the “YP Equity Purchase Agreement,” or “YP ELOC”) with Yield Point. Under the YP Equity Purchase Agreement, the Company has the right, but not the obligation, to direct Yield Point to purchase up to $20,000,000 (the “Maximum Commitment Amount”) in shares of common stock of the Company upon satisfaction of certain terms and conditions contained in the YP Equity Purchase Agreement, including, without limitation, an effective registration statement filed with SEC registering the resale of the shares of Put Stock (defined below) and the shares of Commitment Stock (defined below) and additional shares to be sold to Yield Point from time to time under the YP Equity Purchase Agreement. The term of the YP Equity Purchase Agreement began on the YP Execution Date and ends on the earlier of (i) the date on which Yield Point shall have purchased shares of common stock issued, or that the Company shall be entitled to issue, per any applicable Put Notice in accordance with the terms and conditions of the YP Equity Purchase Agreement (the “Put Stock”) equal to the Maximum Commitment Amount (as defined in the YP Equity Purchase Agreement), (ii) the date that is thirty-six (36) months from the date the registration statement is declared effective, (iii) written notice of termination by the Company to Yield Point (which shall not occur at any time that Yield Point holds any of the shares of Put Stock, or within 30 days of the sale to Yield Point of Put Stock), or (iv) written notice of termination by Yield Point to the Company (the “Commitment Period”). There was no activity under the YP ELOC during the three and nine months ended September 30, 2025.

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

During the three and nine months ended September 30, 2025 the Company sold zero and 17,925 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $13.60, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of September 30, 2025, except as disclosed elsewhere herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of September 30, 2025 we maintain approximately 200 square feet of office space which is leased on an annual basis at a rate of approximately $3,000 per month.

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ (deficit) equity or that are not reflected in our condensed financial statements included elsewhere herein. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Contingencies

Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Recent Accounting Pronouncements

Refer to Note 2 to the accompanying condensed financial statements contained elsewhere in this Report.

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

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine each party’s rights regarding the goods or services to be transferred, each party’s performance obligations, whether performance obligations are satisfied at a point in time or over time, estimates of completion methodologies, the timing of satisfaction of performance obligations, whether we are a principal or agent in the arrangement and the appropriate period or periods in which, or during which, the completion of the earnings process and transfer of control occurs. Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding revenue arrangements in any specific period, our periodic financial results may be materially affected.

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes issued, as described at Note 5, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed statements of operations. With respect to the promissory notes described at Note 5, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying condensed statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying condensed statements of operations.

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

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interests rates or other variables, which are reflected in the condensed statements of operations. Variations in any of these judgements and estimates could have a material impact on our financial results.

Determination of Fair Value – Warrants

During the period presented the Company issued certain common stock purchase warrants (“Warrants”) as described at Note 5 and 6 to the condensed financial statements. The fair value of warrants are determined using a Black Scholes option price model, measured using Level 3 inputs. The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

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

No unregistered securities were issued during the three months ended September 30, 2025 that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective November 13, 2025, Jeff Gehl resigned as a Class II member of the Board of Directors of the Company. Mr. Gehl’s resignation was not due to any disagreements with respect to the Company’s operations, policies or practices. Mark Jung, a Class III member of the Board of Directors of the Company, was appointed as interim Chairman of the Audit Committee on November 13, 2025 in connection with Mr. Gehl’s resignation.

ITEM 6.	EXHIBITS

(b) Exhibits

Exhibit
No.	Description	Incorporation by Reference

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.7 to the Registration Statement, filed August 11, 2025
3.2	Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on October 22, 2025
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series AAAA Jr.	Exhibit 3.1 to the Current Report on Form 8-K filed on July 14, 2025
3.4	Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred	Exhibit 3.1 to the Current Report on Form 8-K filed on September 18, 2025
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on October 22, 2025
4.1	Pre-Funded Warrant, dated July 10, 2025, issued to Agile Capital Funding, LLC	Exhibit 4.1 to the Current Report on Form 8-K filed on July 14, 2025
4.2	Form of Pre-Funded Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on July 14, 2025
4.3	Convertible Promissory Note, dated July 10, 2025, issued to Yield Point NY, LLC by Super League Enterprise, Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on July 14, 2025
4.3	Common Stock Purchase Warrant, issued to Yield Point NY, LLC by Super League Enterprise, Inc.	Exhibit 4.4 to the Current Report on Form 8-K filed on July 14, 2025
4.4	Amended and Restated Unsecured Promissory Note issued by Super League Enterprise, Inc. to Belleau Wood Capital, LP, on August 11, 2025	Exhibit 4.2 to the Quarterly Report on Form 10-Q filed on August 14, 2025
4.5	Form of October 2025 Pre-Funded Warrant to Purchase Common Stock	Exhibit 4.1 to the Current Report on Form 8-K filed on October 22, 2025
4.6	Form of October 2025 Common Stock Purchase Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on October 22, 2025
4.7	Form of Series B Common Stock Purchase Warrant	Exhibit 4.3 to the Current Report on Form 8-K filed on October 22, 2025
10.1	Exchange Agreement, dated July 7, 2025, by and between Super League Enterprise, Inc. and the Michael Keller Trust	Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2025
10.2	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Benjamin Khakshoor	Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2025
10.3	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Samuel Drozdov	Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2025
10.4	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Firepit Partners Co.	Exhibit 10.3 to the Current Report on Form 8-K filed on July 14, 2025
10.5	Exchange Agreement, dated July 10, 2025 by and among Super League Enterprise, Inc., Agile Capital Funding, LLC, and Agile Lending, LLC.	Exhibit 10.4 to the Current Report on Form 8-K filed on July 14, 202525
10.6	Equity Purchase Agreement dated July 10, 2025 by and between the Company and YieldPoint NY, LLC	Exhibit 10.5 to the Current Report on Form 8-K filed on July 14, 2025
10.7	Registration Rights Agreement dated July 10, 2025 by and between the Company and YieldPoint NY, LLC	Exhibit 10.6 to the Current Report on Form 8-K filed on July 14, 2025
10.8	Securities Purchase Agreement dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.7 to the Current Report on Form 8-K filed on July 14, 2025
10.9	Registration Rights Agreement, dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.8 to the Current Report on Form 8-K filed on July 14, 2025
10.8	Security Agreement, dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.9 to the Current Report on Form 8-K filed on July 14, 2025
10.9	Form of Exchange Agreement by and between Super League Enterprise, Inc., and certain Preferred Stockholders	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2025

10.10	Amendment No. 1 to Secured Convertible Promissory Note, dated September 30, 2025, by and between Super League Enterprise, Inc., and Yield Point NY, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2025
10.11*	Amendment No. 1 to the Super League Enterprise, Inc. 2025 Omnibus Equity Incentive Plan	Annex I to the Definitive Proxy Statement on Schedule 14A filed on October 2, 2025
10.12	Form of October 2025 Securities Purchase Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2025
10.13	Form of October 2025 Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2025
10.14	Exchange Agreement, dated October 22, 2025, by and between Super League Enterprise, Inc., and Yield Point NY, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on October 22, 2025
10.15	Exchange Agreement, effective October 22, 2025, by and between Super League Enterprise and Belleau Wood Capital, LP	Exhibit 10.4 to the Current Report on Form 8-K filed on October 22, 2025
10.16	Placement Agency Agreement, dated October 22, 2025, by and between Super League Enterprise and Aegis Capital Corp.	Exhibit 10.5 to the Current Report on Form 8-K filed on October 22, 2025
10.17	Placement Agency Agreement, dated October 22, 2025, by and between Super League Enterprise and Aegis Capital Corp.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 28, 2025
31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

* Indicates management contract or compensatory plan

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
Date: November 14, 2025