Form 10-K
period 2025-12-31
Super League Enterprise, Inc.
filed 2026-03-31
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2025

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's second fiscal quarter was approximately $4,072,000.

As of March 30, 2026, there were 1,460,449 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from Super League Enterprise, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or about April 30, 2026.

References in this Annual Report on Form 10-K

References to “Super League Enterprise, Inc.,” “Super League,” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc.

References to “the Board” and “our Board” mean the Board of Directors of Super League Enterprise, Inc.

References to the “SEC” refer to the U.S. Securities and Exchange Commission.

References to Fiscal Year 2025 mean the year ended December 31, 2025. References to Fiscal Year 2024 mean the year ended December 31, 2024.

References to “financial statements,” “balance sheets,” “statements of operations,” “statements of cash flows,” and “statements of stockholders’ equity,” refer to the “consolidated financial statements,” “consolidated balance sheets,” “consolidated statements of operations,” “consolidated statements of cash flows” and “consolidated statements of stockholders’ equity,” respectively, of the Company, including the accounts of the Company and its wholly owned subsidiaries, if any. References to “financial results” refer to the consolidated financial results of the Company. As of December 31, 2025, there were no wholly owned subsidiaries of the Company. The legal entity Mobcrush Streaming, Inc. was dissolved effective May 14, 2025. InPvP, LLC was sold during FY 2025, as described herein.

All references to “Note,” followed by a number reference from one to twelve herein, refer to the applicable corresponding numbered footnotes to the financial statements contained elsewhere herein.

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

PART I

Item 1. Business

Overview of the Company

Super League (Nasdaq: SLE) is an audience intelligence and media activation company operating at the intersection of a 3.3-billion-person global gaming population (Source: Exploding Topics, January 2026) and a $1.0 trillion global advertising market (Source: Dentsu Global, December 2025). The Company connects brands with consumers who play video games by leveraging an emerging data and activation platform that utilizes behavioral and psychographic signals to drive marketing outcomes. By combining differentiated insights, scaled media distribution, and interactive ad formats, Super League enables marketers to reach gamers, one of the largest and most influential audiences in modern culture, across gaming environments, digital video, social media, and connected television.

The Company’s operations are organized into three functional areas designed to operate as a connected growth engine.

●

Product and Data Platform:  The Product and Data Platform team focuses on (i) delivering scalable, productized solutions with reusable components that drive execution efficiency across branded programs and (ii) developing a data platform that provides insights into the preferences, behaviors, and motivations of key audience segments within the gaming ecosystem.

●

Advertising and Marketing Solutions:  The Advertising and Marketing Solutions team manages programs designed to achieve client objectives. These programs incorporate proprietary solutions and third-party capabilities, including playable ads, rewarded video, immersive mini-games, in-game ads, interactive characters, brand lift studies, and creator-led amplification. Super League distributes campaigns across major gaming platforms as well as leading digital and social media channels.

●

Strategic Properties:  The Strategic Properties function consists of partnerships and ownership interests in select gaming properties that provide access to advertising inventory and consumer gameplay data.

Super League’s capabilities enable brands to differentiate culturally, build affinity, and drive measurable results in an attention-driven media environment.

The Company generates revenue from brands and agencies by executing programs targeting U.S. audiences that include (i) mini-games and experiences within Roblox, Minecraft, and Fortnite, (ii) playable and rewarded video ads in mobile and immersive environments, (iii) in-game ads within mobile, immersive and PC game titles, (iv) branded connected TV games and sponsorships of connected TV gaming applications, (v) custom integrations within video games across platforms, (vi) interactive characters, and (vii) influencer content across social and digital video platforms. An additional emerging revenue source includes participation in revenue generated by select game properties.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under Delaware law and subsequently changed its name to Super League Gaming, Inc. on June 15, 2015 and to Super League Enterprise, Inc. on September 11, 2023. The Company operates as a single reportable segment consistent with how management evaluates performance.

Business Strategy

Super League’s strategy is centered on driving revenue growth, expanding margins, and establishing a leadership position in helping brands reach consumers who play video games. In the United States, 80% of consumers play video games (Source: Newzoo Global Gamer Study, 2024), underscoring the scale and relevance of this audience. The Company is building a differentiated platform that combines audience intelligence, scalable media activation, and interactive formats to improve marketing outcomes across gaming and digital environments.

Audience-Centric Approach to a Mass Market

Super League’s strategy is grounded in the belief that gamers represent one of the largest and most influential audiences in modern media. The Company approaches this audience as a behavioral segment rather than a channel, defined by how individuals engage with content and make decisions.

Gameplay provides a unique window into consumer behavior. Individuals actively make choices, pursue goals, and engage in ways that reflect underlying motivations. Super League translates these behavioral and psychographic signals into insights that inform how brands design and deliver campaigns.

Driving Revenue Growth Through Expanded Media Activation

Super League generates revenue by executing programs across video games, social, digital video, web and connected television platforms. A key priority is expanding the scale and efficiency of its media activation capabilities.

Historically, revenue has been driven by custom programs combining creative development, media distribution, and influencer participation. While these remain important, the Company is increasing its focus on media-based solutions, including playable ads, rewarded video, and in-game advertising.

Shifting toward media programs is expected to improve scalability, increase predictability, and enable higher campaign volume across standardized formats.

Expanding Margins Through Productization and Operating Leverage

Super League is focused on improving margins through productization and operating leverage.

The Company has developed reusable frameworks, including interactive formats, content templates, and measurement tools, that can be deployed across campaigns. This approach enables customization for clients but with reusable assets and repeatable processes, reducing development time and cost.

The continued growth of media-based programs is expected to further improve efficiency and margin performance.

Building a Differentiated Data and Intelligence Layer

Super League is investing in a data and intelligence layer to enhance its ability to understand and influence consumer behavior.

The Company aggregates gameplay activity, campaign performance data, and partner inputs to generate insights into audience preferences and motivations. These insights are applied across planning, creative development, targeting, and optimization.

Over time, expanding data assets are expected to improve effectiveness, increase client retention, expand revenue opportunities, and support more efficient media allocation on behalf of brand and agency clients.

Expanding Access Through Partnerships and Strategic Acquisitions

Super League pursues partnerships and acquisitions to expand capabilities, enhance data and audience intelligence, and increase access to media inventory and distribution.

The Company evaluates and pursues opportunities that can:

●	Expand access to scaled or differentiated inventory;
●	Deepen data and insight capabilities;
●	Enhance cross-platform execution;
●	Improve scalability and margin profile.

These efforts are intended to broaden reach, diversify revenue, and strengthen the Company’s position in a complex media landscape.

Establishing a Scalable Platform for Long-Term Growth

Super League’s long-term objective is to build a scalable platform integrating audience intelligence, cross-channel media activation, and optimized distribution of advertising formats designed for gamers.

The strategy is being built to create a reinforcing, repeatable cycle:

●	Data and insights secure increasing volume of campaigns;
●	Improved targeting and distribution drives superior campaign performance;
●	Premium results drive increased client spend and expand sources of revenue;
●	Increased volume and campaign execution expands data and capabilities.

This model is intended to support sustained revenue growth, margin expansion, and increasing competitive differentiation.

Products and Services

Super League provides advertising and marketing solutions that enable brands to reach and engage the 80% of consumers who play video games through a combination of interactive ad formats, immersive content, data-driven insights, and scaled media distribution. The Company delivers these solutions through fully managed programs that integrate creative development, audience targeting, media activation, and performance measurement.

The Company’s offerings are organized across four primary areas: Advertising and Content Formats, Media Distribution, Data and Insights, and Services.

Advertising and Content Formats

Super League develops and deploys a range of interactive and immersive advertising formats designed to engage consumers within gaming environments and adjacent digital channels.

These formats include:

●	Playable Ads – Interactive ad units that allow users to engage directly with branded content through gameplay mechanics within mobile and web-based gaming environments;
●	Rewarded Video Ads – Opt-in video ad experiences that provide in-game or in-app incentives in exchange for user attention, delivered within mobile and immersive gaming environments;
●	In-Game Advertising – Advertising placements embedded within gameplay environments across mobile, immersive and PC games.

In addition, Super League produces branded interactive content that integrates marketing messages into game-based experiences, including:

●	Custom builds and persistent environments within platforms such as Roblox, Fortnite, and Minecraft;
●	Mini-games designed for gaming platforms and connected television applications;
●	In-game integrations and branded elements embedded within gameplay;
●	Digital avatar items and branded virtual goods;
●	Interactive three-dimensional characters;
●	Brand lift and measurement solutions designed to assess campaign effectiveness;
●	Loyalty programs.

The Company has developed and owns a set of reusable frameworks and components that enable these experiences to be adapted across multiple campaigns, supporting execution efficiency while maintaining customization for individual brand partners.

Media Distribution

Super League distributes advertising and content across a broad set of gaming and digital media environments to reach targeted audiences at scale.

Media distribution channels include:

●	Gaming platforms such as Roblox, Fortnite, and Minecraft;
●	Mobile gaming environments, including rewarded and playable ad inventory;
●	Connected television platforms featuring interactive and gaming-related content;
●	Digital video and social media platforms;
●	In-game advertising inventory across mobile, web and PC titles.

The Company leverages a network of platform relationships, media supply partners, and creator communities to access advertising inventory and deliver campaigns across these channels. Super League’s distribution approach is designed to be platform-agnostic, allowing campaigns to be executed wherever targeted audiences are most likely to be reached effectively.

Data and Insights

Super League utilizes data and analytics to inform campaign strategy, audience targeting, and performance optimization.

The Company’s data capabilities include:

●	Demographic, behavioral, and psychographic insights derived from gameplay activity, campaign performance, and partner-provided data sources.
●	Audience segmentation and targeting based on observed engagement patterns and inferred consumer motivations.
●	Campaign optimization through ongoing analysis of user interaction and performance metrics.

Super League aggregates data from multiple sources, including proprietary gameplay and campaign data as well as third-party inputs, to generate insights intended to improve the effectiveness of advertising programs. These insights are applied across creative development, media planning, and in-flight campaign optimization.

Services

Super League delivers its solutions through a fully managed service model that integrates strategy, execution, and measurement.

Key service components include:

●	Campaign strategy and audience planning;
●	Creative design and development of interactive and immersive advertising experiences;
●	Media planning and activation across gaming, connected TV and digital and social media channels;
●	Influencer and creator program management;
●	Measurement and reporting, including brand lift analysis and performance tracking.

Super League clients include brands and advertising agencies who rely on the Company to design and execute programs tailored to specific marketing objectives, including awareness, engagement, and customer acquisition.

Industry Overview

The global advertising industry is expected to exceed $1.0 trillion annually in 2026, with approximately $360 billion in U.S. digital advertising, inclusive of spend across video, social, and connected television. As media consumption fragments, advertisers seek more efficient and effective ways to reach consumers.

Video gaming has emerged as one of the largest forms of engagement globally, with an estimated 3.3 billion players worldwide and more than 200 million in the United States (Source: The Entertainment Software Association, 2025). Gaming is no longer a niche activity, but rather a mass-market behavior that spans demographic segments and age groups, particularly among younger consumers. Industry data indicates that approximately 90% of individuals under the age of 45 in the United States play video games, with participation rates reaching over 92% among Generation Z and 96% for Generation Alpha. (Source: Newzoo Global Gamer Study, 2024)

A gap has emerged between time spent and advertising allocation. U.S. consumers spend approximately 13.9 hours per week watching television, 13.1 hours on social media, and 11.8 hours gaming, while advertising spend is disproportionately weighted toward television and social relative to gaming (Source: Newzoo Consumer Research, 2022). U.S. advertising expenditures total approximately $67.6 billion for television and $65.3 billion for social media, compared to approximately $8.6 billion for gaming (Source: eMarketer, 2022). This misalignment presents an opportunity for advertisers to better align investment with attention.

Gaming, social, and digital video continue to converge, with gaming environments serving as interactive, community-driven spaces. This reflects a broader shift in consumer behavior from passive consumption to active participation in content experiences.

Gaming also represents a behavioral layer across media. Individuals who play video games are active across digital video, social media, and connected television, and their behaviors influence engagement across these channels and more. Insights derived from gaming behavior can therefore improve advertising effectiveness across media.

Companies that can translate these insights into actionable marketing strategies are positioned to help advertisers align investment with engagement. Super League focuses on enabling brands to identify and reach these audiences with superior data-driven intelligence and resulting premium performance against client-stated advertising objectives.

The combination of large-scale audience participation, high levels of engagement, and evolving consumer behavior presents a significant opportunity for companies operating at the intersection of gaming and digital advertising. At the same time, the continued evolution of digital media, advertising technologies, and platform ecosystems introduces complexity and competition, requiring advertisers to adopt more sophisticated approaches to audience targeting, creative development, and performance measurement.

Competitive Landscape

The markets for interactive advertising, playable media, and gamified brand experiences are highly competitive and rapidly evolving. The Company competes with a broad range of participants across several categories, including advertising technology platforms, in-game advertising networks, gaming media and monetization platforms, gaming platform operators, creative studios, and digital media agencies. Many of these competitors have greater financial, technical, marketing, or distribution resources than the Company. Competition is based on factors including technological capabilities, platform access, creativity, scalability of campaigns, analytics and measurement capabilities, brand relationships, and the ability to deliver measurable advertising performance.

The Company’s approach is differentiated by its focus on an audience-centric strategy and cross-platform execution rather than reliance on any single media channel, platform, or inventory source.

Advertising Technology and Playable Media Platforms

The Company competes with a variety of advertising technology platforms that deliver interactive advertising, playable ads, and programmatic ad distribution across mobile and digital media environments. These include large advertising technology providers such as AppLovin Corporation and Unity Technologies, which offer mobile gaming advertising networks and tools for delivering playable and rewarded ads within mobile games and applications. Platforms such as these connect advertisers with large developer ecosystems and provide machine-learning driven ad targeting, campaign optimization, and analytics capabilities.

The Company also competes with other in-game advertising technology providers including firms such as Anzu Virtual Reality Ltd., Bidstack Group plc, AdInMo Ltd., and Frameplay Pty Ltd., which provide tools for inserting advertising into digital gaming environments. These providers focus primarily on ad inventory monetization and in-game advertising placement rather than the creation of custom branded gaming experiences. In certain instances, Super League partners with such firms by including their inventory as part of a multi-faceted advertising program for a Super League brand client.

While these platforms provide scaled access to advertising inventory and advanced targeting capabilities, they are generally oriented around specific networks or supply sources. In contrast, the Company’s approach is designed to be platform-agnostic and audience oriented, enabling it to develop and execute campaigns across multiple environments based on client objectives rather than being tied to a single inventory source.

Gaming Media and Monetization Platforms

The Company also competes with gaming-focused media and monetization platforms such as Overwolf Ltd. and Playwire LLC, which provide advertising solutions, content distribution, and monetization tools within web and gaming environments. These platforms often aggregate gaming and digital audiences and enable brands to reach users through specific ecosystems, media properties, or publisher networks.

Gaming Platform Operators

The Company’s solutions are designed to operate within or alongside major gaming ecosystems that serve as distribution channels for branded content and immersive advertising experiences. Major gaming platforms include Roblox, Fortnite, and Minecraft, which often provide tools that allow developers and brands to create interactive virtual experiences and branded environments for users.

These platform providers may compete with the Company directly by offering their own native advertising products, development tools, and monetization frameworks that enable brands to build experiences directly within their ecosystems. For example, Roblox has expanded its advertising platform to enable brands to distribute advertising, build immersive marketing experiences and measure campaign performance directly within the Roblox environment.

In addition, platform owners such as Epic Games, the developer of Fortnite, provide tools, services and infrastructure for immersive experiences and branded content that allow advertisers and creators to engage users within the game environment through collaborations, in-game items, and branded events.

Creative Development Studios and Gaming Content Agencies

The Company also competes with independent creative studios and development firms that specialize in building branded experiences within gaming platforms and within existing popular games on such platforms. These include studios that develop custom brand activations and gamified experiences for brands seeking to reach audiences of gamers. These studios typically compete on creative capabilities, platform expertise, and relationships with brand marketers.

Some studios focus specifically on developing branded experiences within platforms such as Roblox and Fortnite for global brands seeking immersive digital campaigns. These companies often operate as contract development partners to brands or agencies and may compete with the Company for project-based development engagements.

Digital Advertising Agencies

The Company also competes with traditional and digital advertising agencies that provide campaign strategy, creative services, and media buying for brands. Large global agencies including WPP plc, Publicis Groupe S.A., Omnicom Group Inc., and Dentsu Group Inc. manage substantial marketing budgets for major global brands and often determine the allocation of advertising spending across channels.

These agencies may compete with the Company by developing their own gaming marketing strategies, partnering with alternative technology providers, or internally producing immersive and interactive digital campaigns for their clients.

Competitive Factors

Key competitive factors in the Company’s industry include:

●	The ability to create engaging and culturally relevant interactive experiences;
●	Access to major gaming platforms and creator communities;
●	Scalability of advertising technology and campaign distribution;
●	Data analytics and performance measurement capabilities;
●	Relationships with brand marketers and advertising agencies;
●	The ability to deliver measurable return on advertising spend;
●	The ability to understand and apply audience-level behavioral and psychographic insights across multiple media channels;
●	The ability to deliver both customized and scalable advertising solutions across diverse platforms and environments.

The Company believes that its combination of audience-focused strategy, cross-platform execution capabilities, productized solutions, and network of creators enables it to compete effectively in this evolving market. However, the Company expects competition to continue to increase as brands allocate greater portions of their marketing budgets to interactive and gaming-related media channels.

Sales and Marketing

Super League generates revenue by delivering programs for brands and agencies seeking to reach consumers who play video games. Approximately 60% of revenue is derived through agency relationships and 40% through direct brand engagements.

Sales Approach

The Company utilizes a combination of direct sales efforts and agency partnerships to originate and execute business. The Company maintains a direct sales team responsible for developing relationships with brands and agencies, identifying opportunities, and structuring marketing programs aligned with client objectives.

Sales activity is driven by a mix of proactive outreach and participation in formal request-for-proposal (RFP) processes. The Company works closely with agency partners, including large global holding companies and independent agencies, which play a significant role in planning and allocating advertising budgets on behalf of brands.

Super League’s sales approach emphasizes its ability to help clients reach and influence audiences who play video games across multiple platforms and channels. By focusing on audience behavior rather than individual media channels, the Company positions its offerings as a way to improve marketing effectiveness wherever those consumers engage with content.

Program Structure

Super League delivers its solutions primarily through project-based engagements that fall into two general categories: custom programs and media programs.

Custom programs typically involve the development of tailored interactive experiences, branded content, and integrated campaigns that combine creative production, media distribution, and influencer or creator participation. Media programs focus on the deployment of advertising formats, including playable ads, rewarded video, and in-game advertising, across scaled digital inventory with greater standardization and repeatability. Historically, a majority of the Company’s revenue has been derived from custom programs. Super League is increasingly focused on expanding its media program offerings, which are designed to support higher levels of scalability, improved margin characteristics, and more predictable revenue streams over time.

Customer Relationships and Retention

Super League maintains ongoing relationships with a range of brands and agencies, many of which engage the Company across multiple campaigns. Repeat business represents a meaningful portion of total revenue, with over 50% of revenue generated from returning clients.

The Company seeks to grow these relationships by introducing unique audience insights that can expand the scope and breadth of engagements, and demonstrating the effectiveness of its data-driven approach. In addition to repeat engagements, Super League continues to pursue new client relationships through its sales efforts and industry presence.

Marketing Activities

Super League supports its sales efforts through a range of marketing activities designed to build awareness, establish credibility, and generate demand.

These activities include:

●	Participation in industry events and conferences;
●	Development and distribution of case studies highlighting campaign performance;
●	Thought leadership and content shared through professional platforms such as LinkedIn;
●	Ongoing relationship development with brands, agencies, and creators within the gaming and digital media ecosystem.

Through these efforts, the Company seeks to position itself as a partner capable of helping brands understand and effectively engage consumers who play video games across a fragmented and evolving media landscape.

Intellectual Property and Patents

Similar to other interactive entertainment companies, our business depends on the creation, acquisition, licensing, use and protection of intellectual property. We have developed and own various intellectual properties, including pending and issued trademarks, patents, and copyrights.

As of the date of this Report, we have three issued patents and multiple trademark registrations covering our technologies and brands. Our issued patents relate to technologies that we are not presently utilizing as market opportunities relating thereto are de minimis. We do not presently intend to file additional patent applications and we are considering the merits of potentially licensing and/or selling our existing patents given none are core to our current business strategy and objectives.

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

Our Corporate Values and Company Culture

Super League is a client-first company, a principle embedded across the organization. We are committed to serving our clients with authenticity, integrity, and professionalism, while delivering measurable outcomes through the application of audience intelligence, creative execution, and scalable media activations. Our culture reflects a balance of innovation and accountability, combining a deep understanding of gamers with a disciplined focus on performance, collaboration, and continuous improvement.

Our corporate brand values are:

●	We own outcomes. We operate with accountability, execution discipline, and a commitment to delivering results.
●	We win together. We collaborate across teams, partners, and clients to achieve shared success.
●	We ask and listen. We approach our work with curiosity and respect, valuing diverse perspectives and encouraging open dialogue so the best ideas rise to the surface.
●	We stay curious about people. We seek to understand what drives behavior, using those insights to inform how we design, deliver, and optimize our work for clients.
●	We lead with integrity. We act with transparency, professionalism, and respect in every interaction.
●	We learn. We understand that our successes and shortfalls both help us become stronger.
●	We are disciplined stewards of capital, focused on long-term value creation and responsible decision-making for our shareholders.

Seasonality

Our revenue may fluctuate quarterly and is historically higher in the second half of our fiscal year. Advertising spending is traditionally seasonally strong in the second half of each year, reflecting the impact of seasonal back to school and holiday season advertising spending by brands and advertisers. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect relatively higher advertising revenue in the second half of each year, compared to the first half of the year.

Employees and Labor Relations

As of December 31, 2025, we had 34 full-time and full-time equivalent employees. Additionally, we may enter into service agreements with independent contractors, on an as-needed basis, to perform certain services. As of December 31, 2025, three of our full-time employees were subject to fixed-term employment agreements with us, and all other employees served at-will pursuant to the terms set forth in their offer letters.

We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes during the fiscal periods covered by this annual report. None of our employees are represented by labor unions.

Governmental Regulation

As a part of our experiences, our clients may offer prizes and/or gifts as incentives to play. We utilize third parties for all fulfillment activities associated therewith. The federal Deceptive Mail Prevention and Enforcement Act and certain state prize, gift or sweepstakes statutes may apply to certain experiences we run from time to time, and other federal and state consumer protection laws applicable to online collection, use and dissemination of data, and the presentation of website or other electronic content, may require us to comply with certain standards for notice, choice, security and access. We believe that we are in compliance with any applicable law or regulation when we run these experiences.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

Risks Related to Our Business and Industry

●	our significant past operating losses and any inability to maintain profitability or accurately predict fluctuations in the future;

●	inability to sustain or manage our growth, or otherwise implement our business strategies;

●	loss of advertising revenue;

●	inability to maintain an effective revenue model;

●	reduction in activity by material clients and/or vendors;

●	ineffective marketing and/or advertising efforts;

●	our ability to maintain and promote our company culture;

●	competition in our industry;

●	our ability to maintain, enhance, and promote our brand;

●	negative perceptions about our brand;

●	anticipating and adopting changes to new technologies, business strategies, and/or methods;

●	actual or perceived security breaches, as well as errors, vulnerabilities or defects in our software and/or products, and in software and/or products of third-party providers;

●	the interoperability of our products and services across third-party services and systems;

●	security breaches and cyber threats;

●	system failures, outages, and/or disruption due to certain events and interruptions by human-caused problems;

●	our ability to hire, retain and motivate highly skilled personnel; and

●	our reliance on assumptions and estimates to calculate certain key metrics.

Regulatory and Legal

●	complex and evolving U.S. and foreign laws and regulations;

●	changes in tax laws or regulations regarding us or our customers;

●	liability in the event of a violation of privacy regulations, data privacy laws, and/or child protection laws;

●	lawsuits or liability arising as a result of the Company providing its products and/or services; and

●	lawsuits or liability as a result of content published through our products and services.

Intellectual Property and Technology

●	current and future litigation related to intellectual property rights;

●	our failure to protect our intellectual property rights; and

●	piracy, unauthorized copying, and other forms of intellectual property infringement.

●	If we incur new debt, it could increase the risks associated with our leverage and exacerbate the risks described herein;

Governance Risks and Risks Related to Our Common Stock

●	provisions of Delaware law and our certificate of incorporation and bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us;

●	low trading volume of our common stock;

●	the volatility of the trading price of our common stock;

●	our policy of not paying cash dividends on our common stock;

●	lessened disclosure requirements due to our status as a “smaller reporting company; and

●	ineffective internal controls could have a material adverse effect on our business, financial conditions, and results of operations; and

●	increased share-based compensation expense due to granted equity awards.

Risks Related to Artificial Intelligence and Machine Learning

●	issues in the use of AI or machine learning (“ML”) in our operations may result in reputational harm or liability;

●	we currently do not incorporate AI or ML into our products, although some of our competitors do, which could adversely affect our business and profitability; and

●	issues relating to the use of AI and/or ML may result in increased regulation and costs to comply with such regulations.

General Risk Factors

●	actual or threatened epidemics, pandemics, outbreaks, or other public health crises;

●	changes in the state of the U.S. economy and a return to volatile or recessionary conditions; and

●	risks generally associated with the entertainment industry.

Risks Related to Our Business and Industry

We have incurred significant losses since our inception, and we may continue to experience losses in the future.

The Company incurred net losses as disclosed in the accompanying statements of operations for the periods presented. As of December 31, 2025, including the impact of noncash stock compensation and intangible asset amortization, we had an accumulated deficit as disclosed in the accompanying balance sheet. We cannot predict if we will achieve profitability soon or at all. We have modified our approach to expenditures to better reflect our revenue and net revenue levels. Such ongoing expenditures are expected to include investments in, among other things:

●	investments to expand and enhance our technology platform and technology infrastructure, make improvements to the scalability, availability and security of our platform, and develop new offerings;

●	expanding our customer acquisition and sales organization and marketing programs, and expanding our programs directed at increasing our brand awareness among current and new customers;

●	hiring additional employees;

●	expansion of our operations, both domestically and internationally; and

●	general administration, including legal, accounting and other costs related to being a public company.

We may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. We expect to continue to maintain a best-in-class operation and business development capability related to securing marketing and advertising brand and agency clients and delivering against their campaign objectives, to maintain as well as accelerate our market position, support anticipated future growth and to meet our expanded reporting and compliance obligations as a public company.

We intend to continue implementing our business strategy with the expectation that there will be no material adverse developments in our business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it may have a material adverse impact on our activities, including (i) reduction or delay of our business activities, (ii) forced sales of material assets, (iii) defaults on our obligations, or (iv) insolvency. Our planned investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate sufficient revenue to offset our expected costs and planned investments in our business and platform. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern.

In order to continue as a going concern, we may require additional capital, which we may be unable to obtain.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we may need to raise additional capital in the future to continue our operations. We anticipate that our principal sources of liquidity may not be sufficient to fund our activities to obtain long-term, sustainable profitability. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. The terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, all of which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues and profits from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

Our business is highly competitive and subject to rapid changes. We face significant competition to attract and retain our customers that we anticipate will continue to intensify. Should we fail to attract and retain customers, our business and results of operations may suffer.

We compete for brand and agency customers.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:

●	larger sales and marketing budgets and resources;

●	broader and more established relationships with brands and agencies;

●	greater resources to make acquisitions and enter into strategic partnerships;

●	lower labor and research and development costs;

●	larger and more mature intellectual property portfolios; and

●	substantially greater financial, technical, and other resources.

We expect competition to continue to increase in the future. Conditions in our market could change rapidly and significantly as a result of technological advancements, the emergence of new entrants into the market, partnering or acquisitions by our competitors, continuing market consolidation, or changing customer preferences, which can be difficult to predict or prepare for.

Our competitors vary in size, and some may have substantially broader and more diverse offerings or may be able to adopt more lucrative payment policies or structures for brands and agencies. Failure to adequately identify and adapt to these competitive pricing pressures could negatively impact our business.

We may not be able to sustain our growth, effectively manage our anticipated future growth or implement our business strategies.

We have a somewhat limited operating history as a leading creator and publisher of content experiences and media solutions across the world’s largest immersive platforms and have experienced organic and inorganic growth during certain prior periods. However, recent growth rates may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have organically or following the completion of prior acquisitions and we may not achieve our expected results, all of which may have a material and adverse impact on our financial condition and results of operations.

We believe that our future growth will depend on many factors, including our ability to continue diversifying and growing new sources of revenues, attract and retain a larger number of brand and agency clients, continue developing our data platform in a manner that increases demand for our products and services. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of a leading position as a provider of media solutions for brands interested in reaching and engaging audiences who play video games. The market for gaming media solutions has grown significantly in recent years and continues to rapidly develop, which may present significant challenges. Our business relies upon our ability to cultivate and grow a robust client and partner base and successfully achieve gross margins from our products and services that provide sufficient resources to fund our operations. In addition, our continued growth depends, in part, on our ability to respond to rapid technological evolution, continued shifts in gamer trends and demands and the constant emergence of new industry standards and practices and video game platform policies and terms of use.

Developing and integrating into new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the industry within which we operate will continue to grow as rapidly as it has in the past.

We generate the majority of our revenues from brands and agencies. If we fail to attract more brands and agencies, or if brands or agencies are less willing to partner with us, our revenues may be adversely affected.

We generate the majority of our revenues from brands and agencies who engage the Company to design, implement, and report upon marketing and advertising campaigns that reach audiences of video game players across gaming and social and digital platforms. We expect to expand our volume of brand and agency relationships in the near future. Our revenues from brand and agency campaigns partly depends on the continual development of the digital  advertising industry and advertisers’ willingness to allocate budgets to digital advertising targeting gamers. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising through our products and services. If the digital advertising market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of revenue and our profitability and prospects may be materially and adversely affected.

Furthermore, our core and long-term priority of utilizing unique data insights and intelligence to win more business, improve campaign performance for our clients, and expand our sources of revenue may not be fully realized. For example, our data platform may not produce valuable insights or may not enable the company to deliver superior performance relative to our competitors or when compared to alternative advertising channels chosen by our clients, or compel brands and agencies to expand their scope of business with us. While this outcome could adversely affect our operating results in the short and long-term, we believe the data platform will enable us to provide differentiated products and services in our industry.

Our revenue model may not remain effective and we cannot guarantee that our future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

The Company generates revenue from (i) the creation and distribution of in-game interactive content and media products, (ii) the distribution of interactive and standard media products designed to reach gamers, and (iii) revenue share arrangements with select video game creators. We have generated, and expect to continue to generate, a substantial portion of revenues using this revenue model in the near term. Although our business has experienced periods of growth in recent years, there is no guarantee that our offerings will gain significant traction to maximize our growth rate in the future, as the demand for our products and services may change, decrease substantially or dissipate, or we may fail to anticipate and serve client demands effectively.

The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

For Fiscal Years 2025 and 2024, two customers accounted for 22% and two customers accounted for 20% of revenue, respectively. At December 31, 2025, three customers accounted for 57% of accounts receivable. At December 31, 2024, three customers accounted for 45% of accounts receivable. At December 31, 2025, one vendor accounted for 24% of accounts payable. At December 31, 2024, two vendors accounted for 21% of accounts payable. The loss of or a substantial reduction in activity by one or more of our largest customers and/or vendors could materially and adversely affect our business, financial condition and results of operations.

Our marketing and advertising efforts may fail to resonate with brands and agencies.

Our service offerings are or may be marketed through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with our brand and agency contacts via email, blogs and other electronic means. A portion of our marketing activity takes place on social media platforms that are either outside, or not totally within, our direct control. Changes to user preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact our ability to reach target clients. If advertising rates or other media placement costs increase, our business and operating results could be harmed.

The video game industry is less advanced than other digital content ecosystems with regard to advertising solutions. There may not be enough spend from global brands to sustain our growth.

Brands and agencies have a level of expectation with regard to the features and functions required from the channels and platforms where they spend their marketing and advertising budgets. The largest digital advertising ecosystems such as those created by Meta and Google provide these necessary features. Video game companies, gaming platforms and the technology providers who provide third party solutions in the video game advertising space do not yet have equivalent functionality, creating hesitancy on behalf of brands and agencies to allocate significant regular spend within these channels. We remain one of the leading companies continuing to educate brands and agencies about the opportunities and advancements within these channels and have expanded our offerings to include additional channels such as social media, digital video, and connected TV. Nevertheless, brands and agencies may not elect to shift increasing levels of spend to video game platforms as rapidly as needed to support our growth and profitability objectives.

We have entered into partnership agreements with certain third parties or platforms that enhance our product offerings and capabilities. Without the continuation of these partnerships, we may not be able to offer the same capabilities to our clients.

We have established formal partnerships with multiple third parties to expand the products and services we offer our brand and agency clients. While we have certain protections with regard to our ability to maintain these relationships, these partners may choose to discontinue their relationship with the Company, thereby preventing us from offering the same products and services that currently generate a portion of our revenue. Should those partners choose not to allow us to offer their solutions to our clients, certain clients may be less likely to choose the Company to implement their marketing and advertising programs, which could materially and adversely affect our results of operations and financial condition.

If we fail to maintain and enhance our brand/or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. A well-recognized brand is important to increasing the number of brands and agencies who elect to engage us to implement their marketing and advertising programs. Since we operate in a highly competitive market, brand maintenance and enhancement directly affect our ability to maintain and enhance our market position.

Although we have developed our brand through word of mouth referrals and key strategic partnerships, as we expand, we may conduct various marketing and brand promotion activities using various methods to continue promoting our brand. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect.

In addition, any negative publicity in relation to our service offerings, or operations, regardless of its veracity, could harm our brand and reputation, in which case our market position could be significantly harmed, which may materially and adversely affect our business, results of operations and prospects.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our offered services may suffer.

Rapid technology changes require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in both the content-creation and delivery market, social media markets, and the metaverse gaming market. We have invested, and in the future may invest, in new business strategies including technologies, products, or games or first-tier game titles to continue to persistently engage the user and deliver the best user experience. For example, if we are unable to react quickly to new technology trends—for example the continued growth of generative Artificial Intelligence (“AI”) solutions which disrupts the ways developers create experiences or may disrupt the way users consume virtual goods—it may harm our business and results of operation. Further, social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand/or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI.

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

We may experience system failures, outages and/or disruptions of the functionality of our platform. Such failures, delays and other problems could harm our reputation and business, cause us to lose customers and potentially expose us to customer liability.

We may experience system failures, outages and/or disruptions, and our operations could be interrupted or degraded by any damage to or failure of:

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

Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees were unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all. Since our industry is characterized by high demand and intense competition for talents, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. In addition, as the Company is relatively young, our ability to train and integrate new employees into our operations may not meet the growing demands of our business, which may materially and adversely affect our ability to grow our business and hence our results of operations.

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

Accordingly, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, both based on the seasonality of our business as well as external factors impacting the global economy, our industry and our company, including, but not limited to our ability to maintain and grow our customer base, customer engagement, developer base and developer engagement; the level of demand for our service offerings; the ability of our developers to monetize their experiences; increased competition; our pricing model; the maturation of our business; our ability to introduce new revenue streams; legislative or regulatory changes; macroeconomic conditions, such as high inflation, recessionary or uncertain environments, and fluctuating foreign currency exchange rates; our ability to maintain operating margins, cash used in operating activities, and free cash flow; system failures or actual or perceived breaches or other incidents relating to privacy or cybersecurity; adverse litigation judgements, settlements, or other litigation and dispute-related costs; adverse media coverage or unfavorable publicity; the effectiveness of our internal control over financial reporting; changes in our effective tax rate; and changes in accounting standards, policies, guidance, interpretations, or principles. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments.

We may continue to make acquisitions and pursue other strategic transactions, which could require significant management attention, disrupt our business, dilute our stockholders, impact our financial condition or results of operations, significantly harm our business, and adversely affect the price of our common stock.

As part of our business strategy, we have made and may continue to make acquisitions to add specialized employees and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all, including as a result of regulatory challenges. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that we will realize expected synergies from future growth and potential monetization opportunities for our acquisitions or a favorable return on investment for our strategic investments. Furthermore, our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or if target companies view our common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be significantly harmed.

We may pay substantial amounts of cash or incur debt to pay for acquisitions or other strategic transactions, which has occurred in the past and could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations and increased interest expense and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions and may grant stock options or other equity awards to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions or other strategic transactions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our common stock.

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

The integration of companies or assets we acquire requires significant time and resources, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience, and we may not manage these processes successfully. We continue to make substantial investments of resources to support our acquisitions, which has in the past resulted, and we expect will in the future result in significant ongoing operating expense and the diversion of resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

We may encounter significant difficulties integrating acquired businesses.

The integration of any businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote significant management attention and resources to integrating acquired businesses. The failure to meet the challenges involved in integrating businesses and to realize the anticipated benefits of any acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined business and could adversely affect our results of operations. The difficulties of combining acquired businesses with our own include, among others:

●	the diversion of management attention to integration matters;

●	difficulties in integrating functional roles, processes and systems, including accounting systems;

●	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

●	difficulties in assimilating, attracting and retaining key personnel;

●	challenges in keeping existing clients and obtaining new clients;

●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from an acquisition;

●	difficulties in managing the expanded operations of a significantly larger and more complex business;

●	contingent liabilities, including contingent tax liabilities or litigation, which may be larger than expected; and

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

The preparation of our financial statements involves the use of good faith estimates, judgements and assumptions, and our financial statements may be materially affected if such good faith estimates, judgements or good faith assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) typically require the use of good faith estimates, judgements and assumptions that affect the reported amounts. Often, different estimates, judgements and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgements and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets, share-based compensation and the timing and amount of cash flows from assets. These estimates, judgements and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes would require a restatement of our financial statements and could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgements and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings and adversely affect our operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, tax legislation was signed into law that contained many significant changes to the U.S. tax laws. The new legislation reduced the corporate income tax rate from 35% to 21% effective January 1, 2018, resulting in our deferred income tax assets and liabilities, including NOLs, to be measured using the new rate as reflected in the valuation of these assets as of December 31, 2017. As a result, the value of our deferred tax assets decreased by approximately $4.3 million, and the related valuation allowance has been reduced by the same amount. Our analysis and interpretation of this legislation is ongoing. Given the full valuation allowance provided for net deferred tax assets for the periods presented herein, the change in tax law did not have a material impact on our financial statements provided herein. There may, however, be additional tax impacts identified in subsequent fiscal periods in accordance with subsequent interpretive guidance issued by the SEC or the Internal Revenue Service. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded in the financial statements included herein for tax attributes that are incomplete or subject to change.

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

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment, especially in regard to regulation of data protection, in the U.K. and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The U.K. formally left the European Union on January 31, 2020 and began a transition period which expired on December 31, 2020. In particular, while the U.K. has implemented legislation that implements and complements the GDPR, with penalties of noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, it is unclear how data transfers to and from the United Kingdom will be regulated. The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. Although player interaction on our platform is subject to our privacy policies, end user license agreements (“EULAs”), and terms of service, if we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgements against us, damage our reputation, impact our financial condition and/or harm our business.

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

From time to time, we may become involved in legal proceedings.

From time to time, we may become subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

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

Although our common stock is listed on the Nasdaq Capital Market, our shares may be thinly traded at times and an active market may never develop.

Although our common stock is listed on the Nasdaq Capital Market, our shares of common stock may be thinly traded at times, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock in the future. The market liquidity will be dependent on the perception of our operating business, competitive forces, state of the live stream and gaming industry, growth rate and becoming cash flow profitable on a sustainable basis, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows, and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate financial public relations firms with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

Our stock price may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially. This may be especially true for companies with a small public float. The trading price of our common stock will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include:

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

Our Board has the authority to cause us to issue, without any further vote or action by the stockholders, up to an additional 6,545,580 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. As of March 31, 2026, we had Preferred Stock outstanding as summarized at Note 7.

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

On June 9, 2025, the stockholders of the Company approved the 2025 Omnibus Stock Incentive Plan (the “2025 Plan”), for purposes of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. We account for compensation costs for all share-based awards issued under the 2025 Plan using a fair-value based method and recognize expenses in our statements of comprehensive loss in accordance with GAAP. Under the 2025 Plan, we are authorized to grant options to purchase shares of common stock of our Company, restricted share units to receive shares of common stock and restricted shares of common stock. For Fiscal Year 2025 and Fiscal Year 2024, we recorded share-based compensation expense as disclosed at Note 8.

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

We have various intangible assets recorded on our balance sheet as of December 31, 2025. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

Risks Related to Artificial Intelligence and Machine Learning

Integration of artificial intelligence into our operations could result in reputational or competitive harm, legal liability, and other adverse effects on our business.

We have integrated, and plan to further integrate where appropriate, AI in our operations. Such integration and use of AI may become more important in our operations over time. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs and could result in delays in our product and service offerings. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or contain biased information. If the AI tools we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected. Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their product offerings or used in their operations. If we were to experience a cybersecurity incident related to our use of AI applications in our operations, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the use of AI applications in our operations could require us to expend significant resources in developing, testing and maintaining our product and service offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. On October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI.

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

Geopolitical developments, such as the war in Ukraine, Hamas’ attack against Israel and the ensuing war, and tensions with China, and the responses by central banking authorities to control inflation, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Adverse macroeconomic conditions, including lower consumer confidence, persistent unemployment, wage and income stagnation, slower growth or recession, changes to fiscal and monetary policy, inflation, higher interest rates, currency fluctuations, economic and trade sanctions, the availability and cost of credit, and the strength of the economies in which we and our customers are located, have adversely affected and may continue to adversely affect our financial condition and results of operations. The most recent global financial crisis caused by COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional capital from the capital markets. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we operate.

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

Our cybersecurity program encompasses functions dedicated to both proactive and reactive management of cybersecurity threats. We implement our cybersecurity program internally through maintaining cybersecurity policies; deploying updated security technologies; and using third-party services and consultants to support and improve our cybersecurity program. Our proactive management of cybersecurity risks entails many actions, including actively monitoring our information technology systems; engaging service providers to monitor and, as appropriate, respond to cybersecurity threats; developing and updating incident response plans to address potential cybersecurity threats; and training our personnel on cybersecurity. We engage third-party auditors and consultants and leverage our internal information security and compliance functions to assess various facets of our cybersecurity program. We also maintain enterprise-wide processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.

We assess cybersecurity contingencies within our overall business continuity risk management planning process. Our information technology and information security team utilizes various technology tools to prevent, monitor, detect, and respond to cybersecurity threats. Our incident response policy outlines processes, roles, responsibilities, notifications, and other communications applicable to the assessment, mitigation, and remediation of realized cybersecurity events. The nature and scope of assessed risk of a realized cybersecurity event dictates the pace and extent of relevant processes, and communications, including an evaluation of any necessary or required disclosure. Depending on its nature and scope, a cybersecurity threat may be managed within our IT Department, responsible for day-to-day management of cybersecurity risks, and escalated to our executive management team, the Board, and the Audit Committee, as appropriate.

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

Our corporate counsel has over 25+ years of experience in information technology, including cybersecurity, audit, and compliance. In addition, we have an Enterprise IT Operations Engineer (“Ops Engineer”) with requisite knowledge and experience in information technology and cybersecurity, and maintains IT and Ops professional certifications.

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

ITEM 2. PROPERTIES

As of December 31, 2025 we maintain approximately 200 square feet of office space which is leased on an annual basis at a rate of approximately $3,000 per month. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

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

As of the date hereof, except as described below under “Contingencies” and Note 10, “Commitment and Contingencies,” we are not a party to any material legal or administrative proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “SLE.”

As of March 31, 2026, we had approximately 307 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Issuance of Common Stock as Dividends

During the years ended December 31, 2025 and 2024, we paid common stock dividends on outstanding preferred stock as disclosed at Note 7 to the financial statements contained elsewhere herein.

Recent Sales of Unregistered Equity Securities

No unregistered securities were issued during the years ended December 31, 2025 and 2024 that were not previously reported.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the notes thereto appearing elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Report. All references to “Note,” followed by a number reference from one to twelve herein, refer to the applicable corresponding numbered footnotes to the financial statements contained elsewhere herein.

General

Super League (Nasdaq: SLE) is an audience intelligence and media activation company operating at the intersection of a 3.5-billion-person global gaming population and a $1.0 trillion global advertising market. The Company connects brands with consumers who play video games by leveraging an emerging data and activation platform that utilizes behavioral and psychographic signals to drive marketing outcomes. By combining differentiated insights, scaled media distribution, and interactive ad formats, Super League enables marketers to reach gamers, one of the largest and most influential audiences in modern culture, across gaming environments, digital video, social media, and connected television.

The Company generates revenue from brands and agencies by executing programs targeting U.S. audiences that include (i) mini-games and experiences within Roblox, Minecraft, and Fortnite, (ii) playable and rewarded video ads in mobile and immersive environments, (iii) in-game ads across mobile and PC, (iv) connected TV gaming applications and sponsorships, (v) custom integrations within games, (vi) interactive characters, and (vii) influencer content across social and digital video platforms. An additional emerging revenue source includes participation in revenue generated by select game properties.

Entry into Asset Purchase Agreement – Misfits Ads Business

On March 16, 2026, the Company, entered into an Asset Purchase Agreement (the “Misfits Purchase Agreement”) with Esports Now, LLC (“Misfits”), pursuant to which Misfits has agreed to sell certain assets strictly constituting the Misfits Ads Business (the “Misfits Purchased Assets”) to the Company, and the Company has agreed to assume certain liabilities related to the Misfits Purchased Assets (the “Misfits Transaction”).

As consideration for the Misfits Purchased Assets, the Company has agreed to pay to Misfits the following guaranteed consideration for the Misfits Purchased Assets: (A) at the consummation of the transactions contemplated by the Agreement (the “Misfits Closing”): (i) a cash payment in the amount of $1.5 million (the “Misfits Closing Cash Consideration”), (ii) 71,490 shares of common stock (the “Misfits Closing Shares”), (iii) a pre-funded common stock purchase warrant to purchase 456,631 shares of common stock (the “Misfits Pre-Funded Warrant”, and the shares issuable upon exercise of the Misfits Pre-Funded Warrant, the “Misfits PFW Shares”), and (iv) a common stock purchase warrant to purchase 528,121 shares of common stock, with an exercise price of $18.00 (the “Misfits Warrant”, and the shares issuable upon exercise of the Misfits Warrant, the “Misfits Warrant Shares”)(the Misfits Closing Shares, the Misfits PFW Shares, and the Misfits Warrant Shares are collectively, the “Misfits Closing Share Consideration”); and (B) on the one-year anniversary of the Misfits Closing, a cash payment in the amount of $300,000 (the “Delayed Cash Payment”).

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of (i) $1.2 million in cash (the “Misfits Earnout Cash”), and (ii) 105,571 shares of common stock, or, upon the election of Misfits, Misfits Pre-Funded Warrants to purchase 105,571 shares of common stock (the “Earnout Shares”, and collectively with the Misfits Earnout Cash, the “Misfits Earnout Consideration”). The Misfits Earnout Consideration will be payable to Misfits in connection with: (x) the achievement of certain gross profit milestones for the period beginning on the Misfits Closing until the date that is one (1) year from the date of the Misfits Closing; and (xi) the Company’s market capitalization as of the one and two year anniversary of the date of Misfits Closing.

The Purchase Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. Misfits and the Company have, among other things as set forth in the Purchase Agreement, agreed to take all necessary action such that, as soon as reasonably practicable after the Misfits Closing, the Company will cause a vacant seat on the Company’s Board of Directors to be filled by appointment by a designee of Misfits; provided, that such designee must be qualified to serve on a public company’s board of directors and meet the requirements of an “independent director” pursuant to the rules and regulations of Nasdaq.

The obligations of the Company and Misfits to consummate the Misfits Transaction are subject to certain closing conditions, including, but not limited to, (i) the receipt of the approval by the affirmative vote of a majority of the voting power of the Company’s shares present in person or represented by proxy at a stockholder meeting, to be held by the Company in order to approve the issuance of the Misfits Closing Share Consideration and, if earned, the Earnout Shares, as required by Nasdaq Listing Rule 5635(a), (ii) receipt of any necessary regulatory approvals, (iii) receipt of all necessary consents to the assignment of certain contracts from Misfits to the Company that make up a part of the Misfits Purchased Assets, and (iv) the execution and delivery of the Registration Rights Agreement (as more specifically set forth below).

The Purchase Agreement contains: (i) representations, warranties and covenants of the Company and Misfits that are customary for a transaction of this nature, including among others, covenants by Misfits regarding the validity of certain material contracts entered into between Misfits and third-parties being assigned to the Company, title to the Misfits Purchased Assets, the condition and sufficiency of the Misfits Purchased Assets, Misfit’s ownership and rights to its intellectual property, and the investment representations of Misfits; and (ii) customary indemnification provisions whereby Misfits will indemnify the Company for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of Misfits and certain other matters, subject to certain caps and thresholds.

Upon issuance of the Misfits Warrant at the Misfits Closing, the Misfits Warrant will entitle the holders to purchase that number of shares of Common Stock equal to the number of shares of Common Stock (or Misfits Pre-Funded Warrants) issued at the Misfits Closing as Misfits Closing Shares and shares underlying the Misfits Pre-Funded Warrant. The Misfits Warrants are exercisable immediately upon issuance, expire two years from the date of issuance, and have an initial exercise price of $18.00 (the “Initial Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events.

The Misfits Warrants also contain a call feature, whereby, after the Company has registered the Misfits Warrant Shares on an effective registration statement filed with the SEC, the Company has the option, but not the obligation, and in the Company’s sole and absolute discretion, to purchase the Misfits Warrant from the Holder at a price of $0.001 per share of Common Stock underlying the Misfits Warrant (the “Call Option”), in the event the closing price of the Company’s Common Stock, as listed on the Nasdaq Capital Market, is at or above $18.00 per share for 20 consecutive trading days (the “Call Trigger”). The Company’s right to exercise the Call Option will begin on the day immediately following the Call Trigger until the day that is thirty (30) calendar days thereafter, by way of delivery of a notice to exercise the Call Option to the holders of the Misfits Warrants.

Upon issuance of the Misfits Pre-Funded Warrant at the Misfits Closing, the exercise price per underlying share of common stock will be $0.001. Pursuant to the Misfits Pre-Funded Warrant, a holder will not be entitled to exercise any portion of any Misfits Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Misfits Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of Misfits Pre-Funded Warrants will be entitled to receive, upon exercise of the Misfits Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Misfits Pre-Funded Warrants immediately prior to the fundamental transaction.

At the closing of the Misfits Transaction, the Company and Misfits will enter into a registration rights agreement pursuant to which, among other matters, Misfits will be granted certain customary mandatory registration rights with respect to the Misfits Closing Shares, the Misfits Warrant Shares, and the Misfits PFW Shares.

Acquisition of Let’s Bounce, Inc.

In January 2026 the Company acquired Let’s Bounce, Inc. (“Bounce”), a marketing technology company focused on enabling scalable, measurable brand engagement inside gaming and UGC environments. The total purchase price for Bounce, which was structured as an asset acquisition, was $200,000, payable as follows: (a) $75,000 at closing; (b) $25,000 on the three-month anniversary of closing; and (c) $100,000 on the six-month anniversary of closing. In addition, pursuant to the terms and subject to the conditions of the asset purchase agreement, up to $325,000 is contingently payable in connection with the achievement of certain net revenue milestones for the Bounce assets acquired during the year ended December 31, 2026. The Bounce acquisition provides the Company with an existing pipeline of opportunities, enabling more efficient in-game marketing programs, the addition of turnkey loyalty solutions to drive advertiser outcomes, and a roadmap to more automated campaign measurement.

NASDAQ Listing Rule 5550(a)(2)

On January 2, 2025, the Company received a letter (the “Bid Price Letter”) from the Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, for 30 consecutive business days, the Company was not then currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

On July 8, 2025, the Company received written notice from Nasdaq that the Company regained compliance with the Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market.

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

On October 28, 2025, the Company received a written notice from Nasdaq informing the Company that it regained compliance with Nasdaq Listing Rule 5550(b), and that the Company is in compliance with all applicable continued listing requirements. Accordingly, the hearing before a Nasdaq Hearing Panel (the “Panel”) scheduled to take place on November 11, 2025 was cancelled.

Matters Affecting Comparability

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

The parties also agreed upon separate terms for an ongoing commercial relationship whereby the Company was granted the rights to ad sales and brand integration (the “Sales Rights”) to all of Purchaser’s Microsoft servers for a term of two years (the “Sales Term”). The Company has exclusive Sales Rights for the first year of the Sales Term, and non-exclusive Sales Rights during the second year. During the Sales Term, the revenue generated from the Sales Rights will be allocated among the Company and Purchaser as follows: (i) the Company will retain 60% of the net revenue until gross sales revenue exceeds $1.0 million; (ii) after gross sales revenue exceed $1.0 million, the Company will retain 50% of the net revenue through the remainder of the Sales Term; and (iii) if gross sales revenue exceeds $1.5 million during the Sales Term, the Sales Term shall renew automatically for one additional year on the same terms as the second year of the Sales Term.

Reverse Common Stock Split

On January 16, 2026, the Company filed an amendment (the “2026 Amendment”) to the Company’s Third Amended Certificate, to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 1-for-12 (the “2026 Reverse Split”). The 2026 Amendment became effective on January 23, 2026. As a result of the 2026 Reverse Split, every 12 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock.

On June 17, 2025, the Company filed a certificate of amendment (the “June 2025 Amendment”) to its Second Amended and Restated Certificate of Incorporation, which became effective as of June 23, 2025, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-40 (the “2025 Reverse Split”). As a result of the 2025 Reverse Split, every 40 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the 2026 Reverse Split (and all other reverse splits described herein) for all periods presented.

Executive Summary

We believe Fiscal Year 2025 marked a pivotal step forward for Super League as we streamlined our operations, executed key financial transactions resulting in a debt-free balance sheet, launched innovative partnerships, and re-aligned the Company’s focus toward reaching sustainable growth. We remain focused on the long-term growth opportunity at the intersection of interactive entertainment and playable media, and we continue to position Super League at the forefront of this dynamic space. During Fiscal Year 2025, we continued our mission of transforming how brands engage with consumers through the power of playable media, delivering ads, content, and immersive experiences that are seen and played, and therefore remembered, across mobile games and the world’s largest immersive gaming platforms. We continued to execute with respect to our revenue diversification strategy, our focus on significantly lowering our operating cost structure, our focus on turnkey low-friction product solutions, and continued to forge new partnerships that expand our brand partner and client base.

Fiscal Year 2025 and recent corporate and operational highlights included the following:

●	In Fiscal Year 2025, the Company significantly reduced its costs structure through a 55% workforce reduction, reductions in facilities, corporate costs and other cost optimizations, and restructuring of management compensation. The measures, effective primarily as of April 14, 2025 and May 1, 2025, respectively, reduced fiscal year operating costs by approximately $5.3 million for Fiscal Year 2025, compared to Fiscal Year 2024.

●

In the second half of Fiscal Year 2025, as a component of certain corporate restructuring activities, we exchanged approximately $7.4 million of existing debt for equity (common and preferred stock), extinguishing the related higher interest debt and reducing our future debt service obligations with respect to the extinguished debt, as described at Note 6.

●

In the second half of Fiscal Year 2025, we worked with our various stakeholders to (i) convert the majority of our outstanding preferred stock to common stock, and or (ii) provide a pathway for the conversion of modified classes of preferred stock to common stock in the short term. Conversion of the previous classes of preferred stock allowed us to simplify our capital structure and provides us with the flexibility to pursue growth initiatives for the business going forward.

●	Despite macro headwinds largely due to tariff uncertainty, our gross margin improved year over year to 40%, compared to 38% in Fiscal Year 2024.

●

In October 2025, we closed a $20.0 million gross private placement financing, anchored by a $10.0 million strategic equity investment from Evo Fund, an internationally recognized sponsor of companies pioneering innovative digital-asset-based business models. The financing provides the Company with a strengthened balance sheet and enhances our overall financial flexibility, creating opportunities to accelerate growth at scale.

●

Our first-to-market programs in partnership with companies such as Universal Pictures, Panda Express, and The Many on Roblox and Fortnite Creative demonstrate how we’re driving measurable brand engagement through immersive, cross-platform activations.

●

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

●

In May 2025, we acquired Supersocial, an award-winning production studio and creative agency that has been a pioneer on the Roblox platform since its founding in 2020. The acquisition expanded our roster of partnerships and reinforces the Company’s mission to connect brands with passionate consumer audiences through the power of play. Supersocial’s past clients and partners include Gucci, e.l.f. Cosmetics, NARS Cosmetics, Warner Bros., Walmart, Supermodel Heidi Klum, Universal Music Group, Bandai Namco, Jon Favreau’s Fairview Portals, Innov8 Creative Academy, and Legendary Entertainment. Through the acquisition, we acquired multiple live branded games and experiences on Roblox. Super League also will offer all Supersocial partners a broad set of additional opportunities to reach targeted audiences through turnkey playable advertising and playable content, opening up additional ways for brands to connect with focused consumers exactly how they want to be engaged while playing.

●

In May 2025, we expanded our partnership with AdArcade, creators of Native Playables®, a patented mobile ad format that delivers three times higher engagement than other mobile playable ads. This exclusive relationship enables Super League to offer consumer brands and media agencies a unique, scalable, full-funnel playable solution with access to 220 million monthly US gamers.

Native Playables are interactive ads that match the gameplay a consumer is already enjoying and are available in more than 25 popular mobile game formats. Native matching leads to higher ad performance across key metrics, with return on ad spend as high as 13x compared to standard playable ads. A brand’s video creative can also run in sync with the playable unit, ensuring consumers both watch and interact with a brand’s tested and approved messaging, logos, and iconography.

Continued expansion into mobile games is a key pillar of our revenue diversification. We believe that this partnership strengthens Super League’s ability to deliver full-funnel value - from awareness to targetable, measurable conversion - through scalable, brand-safe media. Native Playables reach audiences who play the world’s most downloaded casual and hyper-casual mobile games, further broadening Super League’s solutions for brands and agencies to engage the tens of millions of Millennials and Gen X who play, alongside the Gen Z and Gen Alpha consumers who also play Roblox, Minecraft, and Fortnite.

●

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

●

In January 2026 the Company acquired Let’s Bounce, Inc. (“Bounce”), a marketing technology company focused on enabling scalable, measurable brand engagement inside gaming and UGC environments. The Bounce acquisition provides the Company with an existing pipeline of opportunities, enabling more efficient in-game marketing programs, the addition of turnkey loyalty solutions to drive advertiser outcomes, and a roadmap to more automated campaign measurement.

Summary Financial Results

Revenue for Fiscal Year 2025 and 2024 totaled $11.3 million and $16.2 million, respectively, reflecting a year over year decrease of 30%. The decrease in revenue for Fiscal Year 2025 reflected a mix of industry softness in ad sales, stemming from macro environmental factors and uncertainties, including uncertainties around the impact of shifting tariff policies, consumer spending softness, continued need for market education and adoption of immersive platforms as a marketing channel, the shift of certain revenues and program start delays to future periods by advertisers, and a reduction in direct to consumer revenues due to the sale of our Minehut digital property in the first quarter of 2024, and the sale of our Mineville digital property in May 2025. Cost of revenue for Fiscal Year 2025 and 2024 was $6.7 million and $10.1 million, respectively, reflecting a year over year decrease of 33%, driven primarily by the related decrease in Fiscal Year 2025 revenues, compared to the prior year. As a percentage of revenue, gross profit for Fiscal Year 2025 was 40%, compared to a gross profit percentage of 38% for the prior year period.

Total operating expense for Fiscal Year 2025 decreased to $17.6 million, compared to $22.9 million in the comparable prior year period. Excluding noncash charges, the decrease in total operating expense reflects decreases in cloud services and other technology platform costs and decreases in personnel, marketing and other corporate costs, resulting from ongoing cost reduction and optimization activities. Excluding noncash stock compensation expense, amortization expense, intangible asset impairment charges, legal settlement charges and mark to market related fair value adjustments, operating expense for Fiscal Year 2025 was $13.1 million, compared to $18.2 million, reflecting a 28% reduction in operating expense, compared to Fiscal Year 2024.

Net loss for Fiscal Year 2025, which includes the impact of significant mark to market related credits as described below, and noncash stock compensation, and amortization, as summarized below, was $20.7 million or $(40.43) per share, compared to a net loss of $16.6 million or $(1,123.63) per share, in the comparable prior year period. The net loss per share amounts for all periods presented retrospectively reflect the impact of the 2026 Reverse Stock Split described elsewhere herein.

Net loss for Fiscal Year 2025 included the impact of significant non-cash debt related fair value mark-to-market and extinguishment charges primarily associated with our debt and capitalization table restructuring, totaling $7.2 million, respectively. The calculation of net loss per share for Fiscal Year 2025 and 2024 included net noncash common stock dividend and deemed dividend (Fiscal Year 2025) related direct charges to accumulated deficit totaling $790,000 and ($4.4 million), respectively, as described at Note 2. Excluding the impact of the noncash common stock dividend and deemed dividend related direct charges to accumulated deficit, net loss per share for Fiscal Year 2025 and 2024 was $(42.03) and $(889.19), respectively. The net loss per share amounts for all periods presented retrospectively reflect the impact of the 2026 Reverse Stock Split described elsewhere herein.

Other

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

The two companies maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners.

Equity Financings.

See “Liquidity and Capital Resources” below for equity financing activities for the periods presented.

Debt Financings

See “Liquidity and Capital Resources” below for debt financing activities for the periods presented.

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

Results of Operations for Fiscal Years 2025 and 2024

We derived the financial data as of and for the Fiscal Years 2025 and 2024, set forth below, from our audited financial statements included elsewhere herein, and should be read in conjunction with those audited financial statements and related notes thereto, as well as the information found under this section. Our historical results are not necessarily indicative of the results to be expected in future periods.

The following table sets forth a summary of our results of operations for Fiscal Years 2025 and 2024:

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%
REVENUE	$11,342,000	$16,182,000	$(4,840,000)	(30)%
COST OF REVENUE	6,749,000	10,080,000	(3,331,000)	(33)%
GROSS PROFIT	4,593,000	6,102,000	(1,509,000)	(25)%
OPERATING EXPENSE
Selling, marketing and advertising	7,535,000	9,822,000	(2,287,000)	(23)%
Engineering, technology and development	2,912,000	4,447,000	(1,535,000)	(35)%
General and administrative	7,213,000	8,731,000	(1,518,000)	(17)%
Contingent consideration	(14,000)	(144,000)	130,000	90%
Total operating expense	17,646,000	22,856,000	(5,210,000)	(23)%
NET LOSS FROM OPERATIONS	(13,053,000)	(16,754,000)	(3,701,000)	(22)%
OTHER INCOME (EXPENSE), NET	(7,673,000)	280,000	7,953,000	>100%
Loss before (provision for) benefit from income taxes	(20,726,000)	(16,474,000)	4,252,000	26%
(Provision for) benefit from income taxes	9,000	(161,000)	(170,000)	(106)%
NET LOSS	$(20,717,000)	$(16,635,000)	$4,082,000	25%

Comparison of the Results of Operations for the Fiscal Years Ended December 31, 2025 and 2024

Revenue

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%
Media and advertising	$5,601,000	$6,696,000	$(1,095,000)	(16)%
Publishing and content studio	5,428,000	8,607,000	(3,179,000	(37)%
Direct to consumer	313,000	879,000	(566,000)	(64)%
	$11,342,000	$16,182,000	$(4,840,000)	(30)%

	Fiscal Year
	2025			2024
Number of customers > 10% of revenue / percent of revenue	Two	/	22%	Two	/	20%
By revenue category:
Advertising and sponsorships	One	/	10%	One	/	10%
Publishing and content studio	One	/	12%	One	/	10%

●	Total revenue decreased $4.8 million, or 30% to $11.3 million, compared to $16.2 million in the comparable prior year period. The decrease in revenue for the periods presented reflected a mix of industry softness in ad sales, stemming from macro environmental factors and uncertainties, including uncertainties around the impact of shifting tariff policies, consumer spending softness, continued need for market education and adoption of immersive platforms as a marketing channel, the shift of certain revenues and program start delays to future periods by advertisers, a strategic decrease in lower margin influencer marketing revenues and a reduction in direct to consumer revenues due to the sale of our Minehut digital property in the first quarter of 2024 and the sale of our Mineville digital property in May 2025.

●

Media and advertising revenue decreased $1.1 million, or 16%, to $5.6 million, compared to $6.7 million in the comparable prior year period. The change reflected a $1.7 million strategic decrease in lower margin influencer marketing revenue and a $0.8 million decrease in on-platform related media sales revenue, partially offset by a $1.5 million increase in off-platform related media sales revenue. Revenues for Fiscal Year 2024 included $1.6 million of influencer marketing revenue from our Ubisoft/Xdefiant program. Off-platform sales revenues as a percentage of total revenue for Fiscal years 2025 and 2024 were 46% and 16%, respectively, reflecting the impact of our strategic focus on diversifying our revenue streams and related opportunities.

●

Publishing and content studio revenue decreased $3.2 million, or 37%, to $5.4 million, compared to $8.6 million in the comparable prior year period. Revenues for Fiscal Year 2025 included revenues from immersive experiences for Lions Gate Ancillary LLC. (World Crossing/Strangers 2), Second Dinner, Inc./Funnico Inc. (Nuverse Marvel Snap), Panda Express, Hi-Chew, Bazooka Candy Brands, CMG Strategy Co., LLC (Chipotle / Halsey experience), Heidi Klum Company, USGA, Google, and Logitech Inc. Publishing and content studio revenue for Fiscal Year 2024 included custom game development and immersive experience related revenues for the International Olympic Committee (“IOC”), Google, Inc., Visa, Inc., Maybelline, Claire’s, Kraft Lunchables, Skechers, The Lego Group, DreamWorks: The Wild Robot, Avid Technology, Universal Pictures, American Heart Association, American Egg Board, Bandi Namco Entertainment America Inc, Lionsgate Ancillary LLC, Logitech Inc., and Paramount Global/Viacom CBS Inc., among others.

●

Direct to consumer revenue decreased $566,000, or 64%, to $313,000, compared to $879,000 in the comparable prior year period, primarily reflecting the impact of the sale of our Minehut digital property in the first quarter of 2024 and the sale of our Mineville digital property in May 2025, which prior to the sale, generated direct to consumer Minecraft related digital goods revenues for the Company.

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

Cost of revenue decreased $3.3 million, or 33%, driven primarily by the 30% decrease in related revenues for the fiscal year periods presented. The greater than proportional change in cost of revenue was primarily due to the impact of the strategic 62% decrease in influencer marketing revenues in the current period, which generally have a higher average direct cost profile and lower margins.

Operating Expense

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%
Selling, marketing and advertising	$7,535,000	$9,822,000	$(2,287,000)	(23)%
Engineering, technology and development	2,912,000	4,447,000	(1,535,000)	(35)%
General and administrative	7,213,000	8,731,000	(1,518,000)	(17)%
Contingent consideration	(14,000)	(144,000)	130,000	90%
Total operating expense	$17,646,000	$22,856,000	$(5,210,000)	(23)%

Noncash Stock-Based Compensation Expense

Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items:

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%
Selling, marketing and advertising	$460,000	$488,000	$(28,000)	(6)%
Engineering, technology and development	22,000	30,000	(8,000)	(27)%
General and administrative	1,829,000	771,000	1,058,000	137%
Total noncash stock-based compensation expense	$2,311,000	$1,289,000	$1,022,000	79%

The increase in noncash stock compensation expense for the periods presented was primarily due to the following:

●

Concurrent with the cancellation of the awards outstanding under the 2014 Plan, as described and defined in Note 2, the Board approved the issuance of 7,367 equity awards under the 2025 Plan, comprised of 3,342 stock options and 4,025 RSUs to employees with the following general terms: 1) exercise price of $60.96 per share for stock options, 2) shares of common stock associated with all RSUs valued at $60.96 per share, the closing price of the Company’s common stock on the grant date, and 3) RSU and Option grants to vest at the rate of 1/24th per month in arrears (“2025 Exchanged Awards”).

Unrecognized compensation expense related to the awards cancelled under the 2014 Plan totaled $443,000 which is being recognized prospectively over the remaining modified service period of two years. Total incremental compensation cost related to the 2025 Exchanged Awards totaled $323,000, $177,000 of which related to vested awards as of the modification date and was recognized as expense immediately in the statement of operations for Fiscal Year 2025, and $146,000 related to unvested awards which is being recognized prospectively over the remaining modified service period of two years.

●	Refer to “General and Administrative” below for additional information regarding changes in noncash stock compensation expense for the periods presented.

Intangible Asset Amortization Expense

Intangible asset amortization expense for the periods presented was included in the following operating expense line items:

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%
Sales, marketing and advertising	$666,000	$773,000	$(107,000)	(14)%
Engineering, technology and development	997,000	1,070,000	(73,000)	(7)%
General and administrative	513,000	701,000	(188,000)	(27)%
Total amortization expense	$2,176,000	$2,544,000	$(368,000)	(14)%

Amortization expense for Fiscal Year 2025 decreased due primarily to a $211,000 reduction reflecting the completion of amortization (amortization period ended in the fourth quarter of 2024) of intangible assets acquired in connection with the acquisition of Super Biz in October 2021, and a $146,000 reduction in amortization expense related to the sale of our Minehut assets in the first quarter of 2024, as described below. Fiscal Year 2024 amortization expense also included the acceleration of amortization related to a noncore digital asset totaling $133,000.

Selling, Marketing and Advertising

Selling, marketing and advertising expense decreased $2.3 million or 23%, primarily due to a $3.1 million, or 31% reduction in selling, marketing and advertising personnel costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost optimization activities during Fiscal Year 2025, and a $107,000 decrease in amortization expense. The decrease was partially offset by a $509,000, or 36% reduction in selling, marketing and advertising personnel costs allocated to cost of revenue, consistent with the decrease in revenues for the periods presented, and credits reflected during Fiscal Year 2024 related to influencer marketing expense related estimates recorded in prior periods.

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

Engineering, technology and development costs decreased $1.5 million, or 35%, driven primarily by a reduction in product and engineering personnel expense totaling $1.5 million, or 50%, reflecting the impact of Second Quarter 2025 Headcount Reductions and a decrease in cloud services and other technology platform costs totaling $317,000, or 40%, relating to additional cost reduction activities, including the sale of our Minehut and Mineville digital assets, as described herein. The decrease was partially offset by a $688,000, or 82% decrease in engineering personnel costs allocated to cost of revenue, due in part to the decrease in revenues for the periods presented, and a reduction in capitalized internal use software cost during Fiscal Year 2025.

General and Administrative

General and administrative expense for the periods presented was comprised of the following:

	Fiscal Year Ended December 31,		Change
	2025	2024	$	%
Personnel costs	$1,608,000	$1,805,000	$(197,000)	(11)%
Office and facilities	78,000	179,000	(101,000)	(56)%
Professional fees	744,000	1,016,000	(272,000)	(27)%
Stock-based compensation	1,829,000	771,000	1,058,000	137%
Depreciation and amortization	528,000	770,000	(242,000)	(31)%
Other	2,426,000	4,190,000	(1,764,000)	(42)%
Total general and administrative expense	$7,213,000	$8,731,000	$(1,518,000)	(17)%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

●

Personnel and facilities costs decreased due to a reduction in various corporate, general and administrative costs in connection with the Second Quarter 2025 Headcount Reductions and ongoing cost reduction and optimization activities.

●

Noncash stock compensation expense increased primarily due to $63,000 of incremental expense recognized immediately in the statement of operations related to the vested portion of the 2025 Exchanged Awards, as described at Note 2. In addition, the increase reflects a $753,000 increase in noncash stock compensation expense incurred in connection with the utilization of third-party investor relations and other consultants, partially offset by a net reduction related to headcount reductions and the ending of amortization periods for equity awards granted in prior periods.

●

Amortization expense decreased due primarily to the completion of amortization, in the fourth quarter of 2024, of developer relationship related intangible assets acquired in connection with the acquisition of Super Biz in October 2021, prior to January 1, 2025.

●

The decrease in other expense was primarily due to a reduction in information technology, insurance and other corporate costs in connection with ongoing cost reduction activities. In addition, other expense for Fiscal Year 2024 included a noncash legal settlement charge incurred in connection with the Pioneer Settlement, described above, comprised of $516,000 of noncash expense in connection with the issuance of 1,146 shares of common stock to Pioneer, and a noncash incremental fair value charge totaling $283,000, related to Pioneer AA AIRs, which were modified to include a reduction in conversion price and an extension of the exercise term in May 2024, as described at Note 10. Other expense for Fiscal Year 2024 also included a $164,000 noncash legal settlement charge related to the adjustment of the estimated fair value (i.e. mark-to-market), as of the issuance date, for common stock issued pursuant to the 2022 Note Holder Settlement Agreement, as described at Note 10.

Other Income (Expense)

Sale of Mineville

On May 19, 2025, the Company entered into the Mineville Purchase Agreement with Mineville, LLC, a Delaware limited liability company, pursuant to which the Company agreed to sell, and Purchaser agreed to purchase 100% of the Interests of InPvP for cash consideration totaling $350,000, as described earlier in this Report. The net carrying value of Mineville assets sold totaled $350,000 as of May 19, 2025, which historically were included in intangible assets, net in the balance sheets, resulting in no gain or loss in connection with the Mineville Sale.

Gain on Sale of Minehut Assets

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the Board. Pursuant to the GS Agreement entered into by and between Super League and GamerSafer, the Company received $1.0 million of purchase consideration for the Minehut Assets, which amount was paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. The transaction allows Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer will maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the statement of operations for the year ended December 31, 2024. The Minehut Purchase Consideration in the GS Agreement was variable pursuant to the guidance set forth in Accounting Standards Codification ("ASC") 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for Fiscal Year 2025 and 2024 totaled $343,000 and $39,000, respectively. From the date of sale of the Minehut Assets through December 31, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $1,000,000.

Change in Fair Value of Warrant Liabilities

Original YP Warrant

The initial fair value of the Original YP Warrant, totaling $1,935,000, was classified as a liability in the balance sheets, and was remeasured at fair value at each balance date. The change in fair value of the Original YP Warrant for Fiscal Year 2025 totaled $255,000 which is reflected in other income (expense) in the statements of operations. The fair value of the Original YP Warrant during the applicable period was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.88%; and expected life range of 3.83 - 4.0 years.

In conjunction with the Company’s October 2025 shareholder meeting, shareholders approved the issuance of the shares underlying the Original YP Warrant as required by Nasdaq Listing Rule 5635(d). As such, the fair value of the Original YP Warrant on the approval date totaling $1,679,000 was reclassified to equity, and therefore, subsequent to October 20, 2025 the Original YP Warrant was no longer required to be marked to market.

Series AAA Junior -3 and Series AAA Junior – 4 Warrants

The Series AAA Junior-3 and Series AAA Junior-4 subscription agreements entered into in September 2024, included the sale of an aggregate of 1,096 units (the “Units”), each Unit consisting of (i) one share of newly designated Series AAA-3 Junior Convertible Preferred Stock or Series AAA-4 Junior Convertible Preferred Stock, as reflected in the table above, and (ii) a warrant to purchase 3 shares of the Company’s common stock (the “September 2024 Series AAA Junior Investor Warrants”), at a purchase price of $1,000 per Unit, for aggregate gross proceeds to the Company of approximately $1,096,000.

As described at Note 7, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The change in fair value for the September 2024 Series AAA Junior Investor Warrants for the Fiscal Years 2025 and 2024 totaled ($346,000) and $2,000, respectively.

Placement Agent Warrants

As described at Note 7, the Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange) are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The change in fair value for the Placement Agent Warrants for the Fiscal Years 2025 and 2024 totaled ($581,000) and ($1.1 million), respectively.

Interest expense, including change in fair value of promissory notes carried at fair value

Interest expense, including change in fair value of promissory notes carried at fair value, primarily reflects the change in fair value of debt accounted for under the fair value option (“FVO”) as described at Note 2, including the incremental fair value changes recorded in connection with the exchange of debt accounted for under the FVO for equity securities of the Company as described at Note 6, and interest expense incurred on other notes outstanding during the periods presented. Interest expense, including change in fair value of promissory notes carried at fair value for the periods presented, was comprised of the following:

	Fiscal Year Ended December 31,
Description:	2025	2024

Super Biz Note	$(51,000)	$(64,000)
Agile I Note	(358,000)	(419,000)
Agile II Note	(1,258,000)	-
RP Note	(368,000)	(9,000)
Belleau Note	(1,927,000)	-
1800 Diagonal Notes	(66,000)	-
YP Note	(4,360,000)	-
SLR Facility	(45,000)	(63,000)
Other	(2,000)	(4,000)
Total Interest (expense) income, including change in fair value of promissory notes carried at fair value	$(8,435,000)	$(559,000)

Loss on Extinguishment of Liabilities

Super Biz Notes

On July 8, 2025, the Company entered into the SB Exchange Agreements as described at Note 5, pursuant to which the Company and Khakshoor, Drozdov and Firepit (collectively, the “SB Note Holders”) agreed that in exchange for the surrender and forgiveness of the Super Biz Notes, with an aggregate principal and interest balance of $1.9 million, the SB Note Holders were issued 1,896,964 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock. The July 8, 2025 exchange of the Super Biz Notes for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the related promissory note, resulting in a loss on extinguishment of liability of $161,000, included in the statements of operations for the year ended December 31, 2025.

In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the remaining Super Biz Second Earn Out Period accrued contingent consideration outstanding, with a principal amount totaling approximately $1.8 million (“Super Biz Note”). Interest accrued on the outstanding principal at the rate of 8.5% per annum.

In addition, in connection with the issuance of the Super Biz Note the Company issued 547 shares of the Company’s common stock to the Founders, valued at $336,000, based on the closing price of our common stock on the date of issuance of the promissory note.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a gain on extinguishment totaling $336,000 was recorded in the statement of operations, and credited to additional paid-in capital (included in “Other” in the statement of stockholder’s equity), for the year ended December 31, 2024, primarily comprised of the fair value of the 547 shares of restricted stock (based on closing price of our common stock on the date of issuance of the Super Biz Note) to be issued, as described above.

Agile II Note

On July 10, 2025, the Company entered into an exchange agreement (the “Agile Exchange Agreement”) with Agile, pursuant to which the Company and Agile agreed that in exchange for the surrender and forgiveness of the Agile II Note, dated February 7, 2025, with the remaining amount of principal and interest thereunder being $1,331,250, Agile received (a) 3,678 shares of common stock (the “Agile Exchange Shares”), (b) pre-funded warrants to purchase 14,419 shares of common stock (the “Agile Pre-Funded Warrants”, and collectively with the Agile Exchange Shares, the “Agile Exchange Securities”), with the Agile Exchange Securities valued at a price of $68.04, such amount above the Nasdaq Minimum Price, and (c) four equal cash payments of $25,000 to Agile, totaling $100,000, beginning on July 10, 2025, and every seven days thereafter.

The July 10, 2025 exchange of the balance of the Agile II Note for shares of the Company’s Common Stock was accounted for as an extinguishment of the Agile II Note, resulting in the derecognition of the related liability and the recording of the fair value of the equity securities exchanged on the date of settlement. The Agile II Note was accounted for under the FVO, and therefore, the carrying amount of the Agile II Note immediately prior to settlement represented its fair value at the settlement date. The fair value of the common stock and cash payments exceeded the fair value of the Agile II Note on the date of the exchange resulting in a loss on extinguishment of a liability totaling $256,000, which is included in other income (expense) in the statements of operations.

Belleau Wood Note

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement (the “Belleau Exchange Agreement”), pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 83,334 shares of Common Stock, valued at $12.00 per share, simultaneous with the close of the October 2025 PIPE (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 10,417 shares of Common Stock, in form similar to the PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

The exchange of the remaining balance of the Belleau Note for common stock and common stock purchase warrants, as described above, was accounted for as an exchange of debt for equity, resulting in a loss on exchange totaling $1,871,000, reflected in other income (expense) in the statement of operations for the year ended December 31, 2025. The Belleau Note was accounted for under the FVO, and therefore, the carrying amount of the Belleau Note immediately prior to the exchange represented its fair value at the exchange date. The fair value of the Belleau Warrants was estimated utilizing Black-Scholes, with inputs including: term of 2 years, stock price of $31.20, volatility of 93% and risk free interest rate of 3.45%

Related Party Promissory Note

On July 7, 2025, the Company entered into an exchange agreement with the Michael Keller Trust (the “Trust”) (“RP Exchange Agreement”), pursuant to which the Company and the Trust agreed that in exchange for the surrender and forgiveness of RP Note, with the principal and interest thereon being equal to $1,878,082, the Trust would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,000, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026 (the “Trust Agreement”).

The July 7, 2025 exchange of the balance of the RP Note for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the RP Note, resulting in the derecognition of the related liability and the recording of the fair value of the Series AAAA Jr. Preferred Stock exchanged on the date of settlement. The RP Note was accounted for under the FVO, and therefore, the carrying amount of the RP Note immediately prior to settlement represented its fair value at the settlement date, resulting in a loss on extinguishment totaling $26,000. The $378,000 of accrued cash payments were included as a component of the change in fair value of the RP Note for the year ended December 31, 2025, which is included in other income (expense) in the statements of operations.

Yield Point Convertible Note

Effective October 22, 2025, the Company and Yield Point entered into an exchange agreement (the “YP Exchange Agreement”), pursuant to which the Company and Yield Point would, on a date no earlier than ten (10) business days after the effectiveness of the YP Exchange Agreement, exchange up to 100% of unconverted and unpaid principal and interest under the YP Note, for: (i) that number of shares of the Company’s Series C Preferred Stock; (ii) common stock purchase warrants to purchase 166,667 shares of Common Stock, on terms substantially similar to the PIPE Warrants, at an initial exercise price of $12.00 per share subject to adjustment as set forth therein (the “YP Exchange Warrant”); and (iii) the cancellation of all remaining common stock purchase warrants previously issued to Yield Point in connection with the sale to Yield Point of the YP Note, dated July 10, 2025 (“YP Note Exchange”). In addition, during the 10-day period from the effective date of the YP Exchange Agreement, Yield Point converted $1,953,000 of the outstanding principal balance under the YP Note, resulting in the issuance of 136,834 shares of common stock to Yield Point upon conversion, and the Company repaid in cash and additional $1,500,000 of outstanding principal on the YP Note. As a result, the remaining balance under the YP Note as of the YP Note Exchange date was $1,153,000.

The exchange of the remaining balance of the YP Note for Series C Preferred stock, as described above, was accounted for as an exchange of debt for equity, resulting in a loss on exchange totaling $196,000, reflected in other income (expense) in the statement of operations for the year ended December 31, 2025. The exchange of the Original YP Warrant for the YP Exchange Warrant, as described above, was accounted for as a modification of the Original YP Warrant, resulting in a loss on extinguishment totaling $1,459,000 reflected in other income (expense) in the statement of operations for the year ended December 31, 2025.

Debt Issuance Costs

Other income (expense), net for Fiscal Year 2025 included debt issuance costs paid totaling $554,000, respectively, in connection with the issuance of the YP Note, Agile II Note, Diagonal I Note, and Diagonal II Note, as described at Note 6.

(Provision) Benefit for Income Taxes

Provision for income taxes for Fiscal Year 2024, totaling $161,000, reflects noncash tax expense recorded in connection with the tax treatment of changes in contingent consideration payable as of December 31, 2024.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled approximately $14.4 million and $1.3 million at December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had working capital and an accumulated deficit balance as reflected on the balance sheet provided herein. For the years ended December 31, 2025 and 2024, the Company incurred net losses, and cash outflows from operating activities as reflected in the accompanying statements of operations and cash flows, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities, as described below.

Improved Liquidity Due to Third and Fourth Quarter 2025 Restructuring Activities and Equity Financing

Equity Financing

The Company completed an equity financing, defined below as the October 2025 PIPE, totaling $20.0 million in gross proceeds ($18.5 million in proceeds net of offering costs), as described at Note 7. The proceeds provide significant working capital and liquidity to fund operations and meet the Company’s obligations as they arise. The Company intends to use the proceeds from the October 2025 PIPE for repayment of existing indebtedness totaling $1.5 million (refer to Note 6), implementation of a new corporate strategy, general corporate purposes and working capital.

Conversions of Debt to Equity

During the third and fourth quarters of 2025, holders of an aggregate of approximately $7.4 million of the Company’s outstanding promissory notes exchanged or converted such notes into either common stock or preferred stock of the Company pursuant to (i) executed exchange agreements, or (ii) the existing conversion terms set forth in the underlying promissory note agreements. As a result, the Company eliminated approximately $7.4 million of principal and accrued interest obligations that would otherwise have required cash settlement in future periods, eliminating the Company’s debt obligations and related future cash commitments. Refer to Notes 5 and Note 6 for additional information regarding the exchange or conversion of debt for equity during the year ended December 31, 2025.

Operating Cost Reductions

Since approximately May 2024, the Company implemented a number of operating expense reduction initiatives designed to decrease future operating cash outflow requirements. These actions included workforce optimization, vendor contract renegotiations, reduced discretionary spending, and restructuring of non-core activities. Excluding noncash charges, these operating expense reductions resulted in a decrease in operating expense of approximately 28% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Considerations as of the Date of Issuance of Financial Statements

In connection with preparing the Company’s financial statements as of and for the years ended December 31, 2025 and 2024, management evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”).

Based on, (i) cash and cash equivalents on hand as of the issuance date of these financial statements, (ii) net proceeds from the equity financings completed as of December 31, 2025, (iii) elimination of future cash obligations resulting from the conversion of debt into equity, and (iv) realized reductions in operating expense, management believes that the Company will have sufficient liquidity to meet its obligations as they become due for at least the twelve-month period following the issuance date of these financial statements as contemplated by ASC 205-40.

Cash Flows for the Fiscal Years Ended December 31, 2025 and 2024

The following table summarizes the change in cash and cash equivalents for the periods presented:

	Fiscal Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(10,672,000)	$(11,462,000)
Net cash provided by (used in) investing activities	916,000	(283,000)
Net cash provided by financing activities	22,836,000	5,446,000
Change in cash and cash equivalents	13,080,000	(6,299,000)
Cash and cash equivalents, at beginning of period	1,310,000	7,609,000
Cash and cash equivalents, at end of period	$14,390,000	$1,310,000

Cash Flows from Operating Activities.

Net cash used in operating activities during the Fiscal Year 2025 primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $2.3 million, depreciation and amortization charges of $2.2 million, net changes in fair value of certain liabilities of $5.9 million, noncash loss on extinguishment of liability of $161,000, debt issuance costs of $554,000, and net changes in working capital of ($1.1 million). Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

Net cash used in operating activities during Fiscal Year 2024, primarily reflected our net loss, net of adjustments to reconcile net loss to net cash used in operating activities, which included noncash stock compensation charges of $1.3 million, depreciation and amortization charges of $2.6 million, net changes in fair value of warrant liabilities of ($1.1 million) and net changes in working capital of $1.4 million. Changes in working capital primarily reflected the impact of the settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented:

	Fiscal Year Ended December 31,
	2025	2024
Proceeds from sale of Mineville Assets	350,000	$-
Proceeds from sale of Minehut Assets	808,000	192,000
Purchase of property and equipment	-	(23,000)
Capitalization of software development costs	(207,000)	(452,000)
Acquisition of other intangible and other assets	(35,000)	-
Net cash provided by (used in) investing activities	$916,000	$(283,000)

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

Sale of Minehut Assets.  On February 29, 2024, the Company sold its Minehut Assets to GamerSafer as described above. Pursuant to the GS Agreement, the Company received $1.0 million of purchase consideration for the Minehut Assets, which amount was paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. During Fiscal Years 2025 and 2024 we received Minehut Purchase Consideration payments totaling $808,000 and $192,000, respectively.

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

Cash Flows from Financing Activities. Cash flows from financing activities were comprised of the following for the periods presented:

	Fiscal Year Ended December 31,
	2025	2024

Proceeds from issuance of preferred stock, net of issuance costs	-	$2,393,000
Proceeds from issuance of common stock, net of issuance costs	20,687,000	1,000,000
Proceeds from notes payable, net of debt issuance costs	7,607,000	3,257,000
Payments on notes payable	(5,318,000)	(396,000)
Proceeds from accounts receivable facility	429,000	1,174,000
Payments on accounts receivable facility	(453,000)	(1,950,000)
Contingent consideration payments – Melon Acquisition	(116,000)	(32,000)
Net cash provided by financing activities	$22,836,000	$5,446,000

Equity Financings - Common Stock Issuances - Fiscal Year Ended December 31, 2025

October 2025 PIPE Transaction

On October 22, 2025, October 24, 2025 and October 27, 2025, the Company entered into Securities Purchase Agreements (the “PIPE Purchase Agreement”) with certain accredited investors (the “Purchasers”), relating to the Company’s offering of an aggregate of (a) 332,084 shares (the “PIPE Shares”) of the Company’s Common Stock, at a price per share equal to $12.00 and (b) Pre-Funded Warrants to purchase 1,334,584 shares of Common Stock (the “PIPE Pre-Funded Warrants”) at a price per PIPE Pre-Funded Warrant equal to same price as that for PIPE Shares minus $0.00001, and the remaining exercise price of each PIPE Pre-Funded Warrant will equal $0.00001 per share, for gross proceeds to the Company of approximately $20,000,000, before deducting offering costs and expenses (“October 2025 PIPE”). For each one PIPE Share or PIPE Pre-Funded Warrant purchased in the Offering, each Purchaser also received Common Stock Purchase Warrants (“PIPE Warrants”), to purchase one share of Common Stock (“PIPE Warrant Shares”), with an exercise price of $144.00 per share. The PIPE Shares, PIPE Pre-Funded Warrants and PIPE Warrants sold in the Offering are sometimes hereafter referred to as, the “PIPE Securities.” The October 2025 PIPE, which was comprised of three separate closings, had a final close date of October 27, 2025. The Company intends to use the proceeds from the Offering for repayment of existing indebtedness totaling $1.5 million, implementation of a new corporate strategy, general corporate purposes and working capital. In connection with the consummation of the October 2025 PIPE, the Company issued additional warrants to purchase an aggregate of 766,667 shares of common stock to certain designees of the Lead Investor (as defined in the PIPE Placement Agreement) (“PIPE Lead Warrants”), as approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders.

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

The PIPE Warrants entitle the holders to purchase that number of shares of Common Stock equal to the number of shares of Common Stock (or PIPE Pre-Funded Warrants) purchased in the Offering. The PIPE Warrants are exercisable immediately upon issuance, expire five years from the date of issuance, and have an initial exercise price of $12.00 (the “Initial Exercise Price”), subject to adjustment in the event of any Warrant Dilutive Issuance (as defined below), or any stock splits, stock dividends, recapitalizations, and similar events (the Initial Exercise Price as adjusted from time to time pursuant to the terms of the PIPE Warrant is referred to as, the “Exercise Price”).

The anti-dilution adjustments to the Exercise Price set forth that if the Company sells any shares of Common Stock or any securities of the Company that would entitle the holder thereof to acquire at any time Common Stock, for effective consideration per share (the “New Issuance Price”) less than a price equal to the Exercise Price in effect immediately prior to such sale (the foregoing a “Warrant Dilutive Issuance”), then simultaneously with the consummation (or, if earlier, the announcement) of such Warrant Dilutive Issuance, the Exercise Price then in effect shall be reduced to an amount equal to the higher of (i) the New Issuance Price or (ii) the Warrant Floor Price (as defined below), provided, however, that no Exempt Issuance (as defined in the PIPE Warrants) shall be considered a Warrant Dilutive Issuance. The “Warrant Floor Price” means $6.84, such amount representing 20% of the Nasdaq Minimum Price of $34.20 on the date the Purchase Agreements were executed (the “PIPE Purchase Date”) (which price shall be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction).

The PIPE Warrants also contain a call feature, whereby, after the Company has registered the PIPE Warrant Shares on an effective registration statement filed with the SEC, the Company has the option, but not the obligation, and in the Company’s sole and absolute discretion, to purchase the PIPE Warrant from the Holder at a price of $0.001 per share of Common Stock underlying the PIPE Warrant (the “Call Option”), in the event the closing price of the Company’s Common Stock, as listed on the Nasdaq Capital Market, is at or above $36.00 per share for 20 consecutive trading days (the “Call Trigger”). The Company’s right to exercise the Call Option will begin on the day immediately following the Call Trigger until the day that is thirty (30) calendar days thereafter, by way of delivery of a notice to exercise the Call Option to the holders of the PIPE Warrants.

On October 22, 2025, the Company and Aegis Capital Corp. (“Aegis”), entered into a Placement Agency Agreement (the “PIPE Placement Agreement”), pursuant to which Aegis acted as our exclusive placement agent in connection with the October 2025 PIPE. Pursuant to the PIPE Placement Agreement, the placement commission will be (I) (a) 2.0% for investments made by the Lead Investor (as defined in the PIPE Placement Agreement), and (b) 9.0% for all PIPE Securities placed by Aegis, excluding Lead Investor; (II) if investments placed by Aegis equal $5 million or more, the Company will pay Aegis an additional fee of $125,000; (III) Aegis will also receive a fee of 9.0% of the proceeds from the cash exercise of any warrants purchased by investors, excluding the Lead Investor, in each case payable on exercise; and (IV) as additional compensation for Aegis’s services, the Company shall issue to Aegis or its designees at the consummation of the October 2025 PIPE, warrants (the “PIPE Placement Agent Warrants”) to purchase that number of shares of Common Stock equal to 5.0% of the aggregate number of PIPE Shares and PIPE Pre-Funded Warrants sold in the Placement other than to the Lead Investor. The Placement Agent Warrants will be exercisable at any time beginning and from time to time, in whole or in part, during the five (5) years commencing on the commencement of sales in the Placement, at a price per share equal to 100.0% of the offering price per share of the PIPE Securities sold in the October 2025 PIPE and such Placement Agent Warrants shall be exercisable on a cash basis or cashless basis.

The Company allocated the proceeds between the PIPE Securities based on the relative fair values of the PIPE Securities in accordance with ASC 505, “Equity.” The fair value of the common stock was based on the Company’s closing stock price on the respective closing dates, ranging from $22.20 per share to $31.20 per share.

The October 2025 PIPE proceeds, and related offering costs were allocated to the PIPE Securities issued as follows:

	Proceeds	Offering Costs
PIPE Shares - Common stock	$2,126,000	146,000
PIPE Pre-Funded Warrants	9,415,000	646,000
PIPE Warrants	8,459,000	580,000
Total gross proceeds	$20,000,000	1,372,000

The amount allocated to the PIPE Shares was recorded in Common Stock (par value) and Additional Paid-In Capital in the accompanying balance sheet as of December 31, 2025. The amounts allocated to the PIPE Pre-Funded warrants and PIPE Warrants was recorded in Additional Paid-In Capital as the PIPE Warrants and PIPE Pre-Funded Warrants are equity-classified.

Offering costs, including placement agent fees, legal fees and accountant related expenses were recorded as a reduction to Additional Paid-In Capital in proportion to the allocation of proceeds between the equity instruments issued, as summarized above.

Additional financing costs incurred in connection with the October 2025 PIPE, included the issuance of the following additional common stock purchase warrants:

	Warrants	Fair Value	Classification
PIPE Lead Warrants -	766,667	$17,408,000	Equity / Additional-paid-in-capital
PIPE Placement Agent Warrants	41,667	857,000	Equity / Additional-paid-in-capital

The fair value of the PIPE Warrants, PIPE Pre-Funded Warrants, PIPE Lead Warrants and PIPE Placement Agent Warrants was estimated using a Black-Scholes option pricing model with the following assumptions:

Expected Volatility	93%	-	100%
Risk–free interest rate	3.45%	-	3.50%
Dividend yield			-%
Expected life of warrants (years)	2	-	3

May 2025 Equity Financings

On May 30, 2025, the Company entered into a securities purchase agreement (the “May III Purchase Agreement”) with certain investors, which provided for the sale and issuance by the Company in a registered direct offering (the “May III Offering”) of an aggregate of (i) 6,646 shares of the Company’s common stock, at a purchase price of $57.60 per share (the “May III Shares”), and (ii) pre-funded warrants to purchase up to 4,987 shares of common stock at a purchase price of $57.48 per pre-funded warrant (the “May III Pre-Funded Warrants” and, together with the May III Shares, the “May III Securities”), which represents the per share price for the May III Shares less the exercise price of $0.00001 per share. The May III Offering closed on June 2, 2025. The aggregate gross proceeds to the Company from the May III Offering were approximately $670,000, before deducting placement agent commissions and other estimated offering expenses. The Company utilized the net proceeds of the May III Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

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

On May 29, 2025, the Company entered into an underwriting agreement (the “May II Underwriting Agreement”) with Aegis Capital Corp., (the “Underwriter”), relating to the Company’s public offering (the “May II Offering”) of 8,681 shares (the “May II Shares”) of its common stock. Pursuant to the May II Underwriting Agreement, the Company also granted the Underwriter a 45-day option (“May II Option”) to purchase an additional 869 shares of common stock (the “May II Option Securities”, and together with the Shares, the “May II Securities”). On May 30, 2025, the Company issued the May II Shares and closed the May II Offering at a public price of $57.60 per share, for net proceeds to the Company of approximately $380,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company utilized the net proceeds of the May II Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness. On May 29, 2025, the Underwriter delivered notice to the Company that it elected to exercise the May II Option with respect to an aggregate of 869 May II Option Securities. The closing of the sale of the May II Option Shares occurred on May 30, 2025.

On May 9, 2025, the Company entered into an underwriting agreement (the “May I Underwriting Agreement”) with the Underwriter, relating to the Company’s public offering (the “May I Offering”) of 10,662 shares (the “May I Shares”) of its common stock, par value $0.001 per share. Pursuant to the May I Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“May I Option”) to purchase an additional 1,600 shares of common stock (the “May I Option Securities”, and together with the Shares, the “May I Securities”). On May 12, 2025, the Company issued the firm May I Securities and closed the May I Offering at a public price of $81.60 per share, for net proceeds to the Company of approximately $700,400 after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. On May 14, 2025, the Underwriter partially exercised its May I Option and purchased an additional 1,287 shares of common stock at a price of $81.60 per share, before deducting underwriting discounts. The issuance by the Company of the May I Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company. The Company utilized the net proceeds of the May I Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

Equity Financings - Common Stock Issuances - Fiscal Year Ended December 31, 2024

On October 24, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain accredited investor for the registered direct offering of an aggregate of 2,368 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $422.40 per Share (the “Registered Direct Offering”). The Registered Direct Offering closed on October 25, 2024, resulting in gross proceeds to the Company of approximately $1.0 million.

Other

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

In consideration for Yield Point’s execution and delivery of, and performance under the YP Equity Purchase Agreement, on the Execution Date, the Company issued pre-funded warrants to purchase common stock (the “YP Pre-Funded Warrant”) to Yield Point in a form acceptable to Yield Point in its sole discretion and having an exercise price per share of $0.001 (the “Commitment Stock”) having a value of $600,000 based on closing price of the common stock on July 9, 2025. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or the Company’s submission of a Put Notice to Yield Point and irrespective of any termination of the YP Equity Purchase Agreement. The fair value of the Commitment Stock was recorded in Deferred Financing costs included in prepaids and other assets in the company balance sheet as of December 31, 2025.

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

Hudson Equity Line of Credit

On February 14, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company had the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Hudson Total Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “Hudson ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Purchase Agreement, the Company issued to Hudson 625 shares of common stock, valued at $159,000, following the execution of the Hudson Equity Purchase Agreement (the “Hudson Commitment Shares”).

During the year ended December 31, 2025 the Company sold 1,494 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $163.20, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Equity Financings - Issuances of Convertible Preferred Stock

On the dates set forth in the table below, we entered into subscription agreements with accredited investors in connection with the sale of newly designated Series of Convertible Preferred Stock, each series having a $0.001 per share par value and a $1,000 per share purchase price (except for Series AAAA Jr. Preferred Stock and Series C Preferred Stock which has a stated value of $1.00 per share), as follows (rounded to the nearest thousands, except preferred share and conversion price data):

		Preferred Stock				Proceeds
Series Designation	Closing Date	Conversion Prices	Shares Purchased/ Exchange	Conversions /Exchanges	Outstanding- December 31, 2025	Gross Proceeds	Fees	Net Proceeds
AAA-Junior	June 26, 2024	$180.00	1,210	(1,210)	-	1,210,000	145,000	1,065,000
AAA-Junior-2	July 10, 2024	$180.00	551	(551)	-	551,000	66,000	485,000
AAA-Junior-3	September 20, 2024	$180.00	697	(697)	-	697,000	84,000	613,000
AAA-Junior-4	September 30, 2024	$180.00	399	(399)	-	399,000	48,000	351,000
AAAA-Junior (1)	July 14, 2025	$58.92	3,394,964	(3,297,551)	97,413	-	-	-
B (2)	September 29, 2025	$84.00	16,321	(16,321)	-	-	-	-
C (3)	November 6, 2025	$12.00	1,153	-	1,153		-
			3,415,295	(3,316,729)	98,566	$2,857,000	$343,000	$2,514,000

(1)	Series AAAA Junior Preferred Stock was issued in exchange for certain outstanding debt, as described at Note 5.
(2)	Series B Preferred Stock was issued in exchange for certain preferred stock outstanding, as described below.
(3)	Series C Preferred Stock was issued in conjunction with the YP Note Exchange described at Note 6.

Exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock

On September 12, 2025, the Company entered into an Amended & Restated Exchange Agreement, Consent and Waiver (the “2025 AB Exchange Agreements”) with certain holders (the “2025 Exchange Preferred Stockholders”) of the Company’s Series AA, AAA and AAA Junior Preferred Stock, par value $0.001 per share (“2025 Exchanged Preferred Stock”), pursuant to which the Company and the 2025 Exchange Preferred Stockholders agreed that in exchange for the shares of 2025 Exchanged Preferred Stock held by the 2025 Exchange Preferred Stockholders, the 2025 Exchange Preferred Stockholders were granted shares of the Company’s newly issued Series B Preferred Stock, par value $0.001 per share (“2025 Exchange”). Up to an aggregate of 16,426 shares of Series B Preferred were issuable pursuant to the 2025 AB Exchange Agreements.

In connection with the issuance of the Series B Preferred Stock, the 2025 Exchange Preferred Stockholders, among other things: (i) agreed to terminate their additional investment rights, or AIRs, granted to them in their respective subscription agreements; (ii) waived any issuances by the Company of securities below the respective prior conversion price floors prior to the Exchange; (iii) waived any incurrence of indebtedness by the Company prior to the Exchange; (iv) agreed, for a period of six months following the date of the Exchange Agreements, to attend any annual or special meeting of the Company’s stockholders and vote their shares in accordance with management’s recommendation; and (v) provided a general release of the Company from any obligations that may exist under the terms of the Preferred Stock.

The 2025 Exchange was accounted for as an extinguishment of the 2025 Exchanged Preferred Stock, and therefore the difference between the fair value of the new / modified preferred stock and the carrying value of the original preferred stock, totaling $7,685,000, was recognized as a decrease to accumulated deficit and a decrease in additional-paid-in capital in the balance sheet, as a deemed dividend.

On October 20, 2025, the Company issued certain common stock purchase warrants to purchase an aggregate of 194,422 shares of Common Stock (the “Series B Warrants”) to the holders of shares of the Company’s Series B Preferred Stock (the “Series B Holders”) (“Series B Preferred Modification”). Each Series B Warrant has an exercise price per share equal to $12.00 (the “Series B Exercise Price”). The Series B Warrants will be available for exercise only upon the first trading day following the one year anniversary of the Company’s issuance of the Series B Warrants, unless prior written approval is received from the Company during such one-year period, as may be required by the applicable rules and regulations of the Nasdaq Capital Market (the “Warrant Stockholder Approval” and the first trading day following the one year anniversary of the Company’s receipt of Warrant Stockholder Approval being, the “Series B Warrant Initial Exercise Date”).

Each Series B Warrant offered will become exercisable beginning on the Series B Warrant Initial Exercise Date at the Series B Exercise Price, and will expire on the date that is one year from the Series B Warrant Initial Exercise Date, subject to the right to exercise during such one-year period with the prior written approval of the Company; provided that holders of the Series B Warrants will have the right to exercise their Series B Warrants during the time beginning on date the Company receives the Warrant Stockholder Approval and the Series B Warrant Initial Exercise Date in the event of a change of Control or other fundamental change (each as defined in the Series B Warrant).

The Series B Preferred Modification was accounted for as an extinguishment of the Series B Preferred Stock outstanding, and therefore the difference between the fair value of the new / modified preferred stock and the carrying value of the original preferred stock, totaling $6,296,000, was recognized as an increase to accumulated deficit and an increase in additional-paid-in capital in the balance sheet, as a deemed dividend.

Direct costs incurred in connection with the Series B Preferred Modification included the issuance of 29,167 common stock purchase warrants to the placement agent, with terms and conditions identical to PIPE Warrants, with a fair value of $945,000, which are recorded as a reduction to additional-paid-in-capital in the accompanying balance sheet as of December 31, 2025.

Debt Financings

Agile I

On November 8, 2024 (the “Agile I Effective Date”), the Company entered into a loan agreement with Agile Capital Funding, LLC, as collateral agent (“Agile”) (“the Agile I Loan Agreement”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile I Note”). Pursuant to the Agile I Loan Agreement: (i) the Agile I Note matured 28 weeks from the Agile I Effective Date; (ii) carried an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile I Loan Agreement), interest accrued at a fixed per annum rate equal to the Applicable Rate plus five percent, or 42%. The Company was required to repay all the obligations due under the Agile I Loan Agreement and the Agile I Note in 28 equal payments of $93,821 with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date. The proceeds received from the Agile I Note were used to fund general working capital needs. Refer to Note 6 for additional details.

In connection with entering into the Agile I Loan Agreement, the Company was required to pay an administrative fee of $92,500 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile I Note and expensed in “other expense” in the statements of operations. On February 10, 2025, in connection with entering into the Agile II Loan Agreement as described below, the Company paid the remaining balance of the Agile I Note, including interest for the remaining term, totaling $1.5 million.

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (collectively “Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement: (i) the Agile II Note matured 32 weeks from the Agile II Effective Date; (ii) carried an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest accrued at a fixed per annum rate equal to the applicable rate plus five percent, or 42%. The Company was required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs. Refer to Note 6 for additional details.

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other expense” in the statements of operations. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

On July 10, 2025, the Company entered into an exchange agreement (the “Agile Exchange Agreement”) with Agile, pursuant to which the Company and Agile agreed that in exchange for the surrender and forgiveness of the Agile II Note, dated February 7, 2025, with the remaining amount of principal and interest thereunder being $1,331,250, Agile received (a) 3,678 shares of common stock (the “Agile Exchange Shares”), (b) pre-funded warrants to purchase 14,419 shares of common stock (the “Agile Pre-Funded Warrants”, and collectively with the Agile Exchange Shares, the “Agile Exchange Securities”), with the Agile Exchange Securities valued at a price of $68.04, such amount above the Nasdaq Minimum Price, and (c) four equal cash payments of $25,000 to Agile, totaling $100,000.

The July 10, 2025 exchange of the balance of the Agile II Note for shares of the Company’s Common Stock was accounted for as an extinguishment of the Agile II Note, resulting in the derecognition of the related liability and the recording of the fair value of the equity securities and other assets exchanged on the date of settlement. The Agile II Note was accounted for under the FVO, and therefore, the carrying amount of the Agile II Note immediately prior to settlement represented its fair value at the settlement date. The fair value of the common stock and cash payments exceeded the fair value of the Agile II Note on the date of the exchange resulting in a loss on extinguishment of a liability totaling $256,000, which is included in other income (expense) in the statements of operations.

1800 Diagonal Lending I

On March 26, 2025 (the “Diagonal Effective Date”), the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assignees (“Diagonal”) entered into a Securities Purchase Agreement (the “Diagonal Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal Note”) in the principal amount of $300,000 (the “Diagonal Principal”), for which the Diagonal Note, among other things, (a) matured on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrued interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued (the “Diagonal Issuance Date”) until the principal and interest became due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) began to accrue interest on the Diagonal Issuance Date but was not payable until the Diagonal Note became payable, and (d) interest accrued at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal Note, or during an Event of Default. Refer to Note 6 for additional details.

Pursuant to the Diagonal Note, Diagonal had the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal Effective Date and ending on the earlier of (a) the Diagonal Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal Note into fully paid and non-assessable shares of common stock at a price equal to 75% multiplied by the Market Price (as defined below) (the “Conversion Price”). For purposes of the Diagonal Note: (x) the “Market Price” means the lowest Trading Price for the Company’s common stock during the 10 trading ending on the latest complete trading day prior to the Diagonal Conversion Date; (y) the “Trading Price” means the closing price (or bid, if applicable) of the Company’s common stock as listed (or quoted, as applicable) on the principal securities exchange or trading market where it is listed or traded; and (z) the “Diagonal Conversion Date” means the date specified in the applicable notice of conversion, delivered to the Company by Diagonal in accordance with the Diagonal Note.

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the year ended December 31, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the year ended December 31, 2025, Diagonal converted an aggregate principal and interest amount under the Diagonal Note of $320,000 into shares of the Company’s Common Stock at an average price of $28.44 per share, resulting in the issuance of 11,334 shares of Common Stock to Diagonal. As of December 31, 2025 the Diagonal Note was fully extinguished.

1800 Diagonal Lending II

On May 12, 2025 (the “Diagonal II Effective Date”), the Company and Diagonal entered into a Securities Purchase Agreement (the “Diagonal II Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal II Note”) in the principal amount of $145,200 (the “Diagonal II Principal”), for which the Diagonal II Note, among other things, (a) matured on February 15, 2026 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal II Maturity Date”), (b) accrued interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal II Note was issued (the “Diagonal II Issuance Date”) until the principal and interest became due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest began to accrue on the Diagonal II Issuance Date but was not payable until the Diagonal II Note became payable, and (d) interest accrued at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal II Note, or during an Event of Default. Refer to Note 6 for additional details.

The Diagonal II Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of $125,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the year ended December 31, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the year December 31, 2025, Diagonal converted an aggregate principal and interest amount under the Diagonal II Note of $157,000 into shares of the Company’s Common Stock at an average price of $9.72 per share, resulting in the issuance of 13,084 shares of Common Stock to Diagonal. As of December 31, 2025 the Diagonal II Note was fully extinguished.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), we entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees, (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). Each of the Belleau Notes: (x) matured on the date that was 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrued interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”). The Company used the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes. Refer to Note 6 for additional details.

The Belleau Interest that accrued on each respective Belleau Note was payable on each respective Belleau Maturity Date in the form of restricted shares of the Company’s common stock equal to 20% of the Belleau Principal, calculated at a price per share of $168.00. In the event of a prepayment of any Belleau Note by the Company, the Belleau Interest would be payable in full at the time of such prepayment.

On August 11, 2025, the Company and Belleau entered into an Amended & Restated Unsecured Promissory Note, pursuant to which the Belleau Principal was reduced to $1,250,000. During the three months ended September 30, 2025, the Company repaid $250,000 of principal on the Belleau Note. Refer to Note 6 for additional information.

In September 2025, the Company prepaid $250,000 of principal on the Belleau Note.

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement (the “Belleau Exchange Agreement”), pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 83,334 shares of Common Stock, valued at $12.00 per share, simultaneous with the close of the October 2025 PIPE (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 10,417 shares of Common Stock, in form similar to the PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

The exchange of the remaining balance of the Belleau Note for common stock and common stock purchase warrants, as described above, was accounted for as an exchange of debt for equity, resulting in a loss on exchange totaling $1,871,000, reflected in other income (expense) in the statement of operations for the year ended December 31, 2025. The Belleau Note was accounted for under the FVO, and therefore, the carrying amount of the Belleau Note immediately prior to the exchange represented its fair value at the exchange date. The fair value of the Belleau Warrants was estimated utilizing Black-Scholes, with inputs including: term of 2 years, stock price of $31.20, volatility of 93% and risk free interest rate of 3.45%.

Related Party Promissory Note

On November 19, 2024 (the “RP Effective Date”), we entered into a Note Purchase Agreement (the “RP Purchase Agreement”) with a non-employee member of the Board (the “Purchaser”). Pursuant to the RP Purchase Agreement, the Company issued to the Purchaser an Unsecured Promissory Note (the “RP Note”) in the amount of $1,500,000 (the “RP Principal”), for which the RP Note (i) matured on the date that was 12 months from the RP Effective Date (the “RP Maturity Date”), (ii) may be pre-paid at any time by the Company without penalty, and (iii) accrued interest on the RP Principal at a rate of 40% simple interest per annum (the “RP Interest”). The RP Interest was payable on the RP Maturity Date. In the event of a prepayment of the RP Note by the Company, the RP Interest would be pro-rated for the period the RP Note was outstanding. The Company utilized the proceeds for working capital and general corporate purposes. Refer to Note 6 for additional details.

On June 13, 2025, the Company entered into an amendment to the RP Note (the “RP Amendment”). Pursuant to the Amendment: (a) the maturity date of the RP Note was extended to November 19, 2026; (b) beginning on November 19, 2025, interest no longer accrued on the remaining Principal outstanding; and (c) the Company agreed to make monthly payments of $175,000, with such payments to start on November 19, 2025, and continue thereafter for twelve months, at which time the RP Note would be paid in full.

On July 7, 2025, the Company entered into an exchange agreement with the Purchaser (“RP Exchange Agreement”), pursuant to which the Company and the Purchaser agreed that in exchange for the surrender and forgiveness of RP Note, with the principal and interest thereon being equal to $1,878,082, the Purchaser would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,000, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026 (the “Trust Agreement”).

The July 7, 2025 exchange of the balance of the RP Note for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the RP Note, resulting in the derecognition of the related liability and the recording of the fair value of the Series AAAA Jr. Preferred Stock exchanged on the date of settlement. The RP Note was accounted for under the FVO, and therefore, the carrying amount of the RP Note immediately prior to settlement represented its fair value at the settlement date, resulting in a loss on extinguishment totaling $26,000. The $378,000 of accrued cash payments were included as a component of the change in fair value of the RP Note for the year ended December 31, 2025, which is included in other income (expense) in the statements of operations.

Yield Point Convertible Note

On July 10, 2025, the Company and Yield Point NY, LLC (the “Yield Point”), entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,494,382 in 8% Senior Secured Convertible Notes, maturing eighteen (18) months after the issue date, with original issue discount of 11%, convertible into shares of the Company’s common stock at a conversion price of $81.78 per share, and if not converted then amortized over the final twelve (12) months concluding on the maturity date (“YP Notes”), and (ii) common stock purchase warrants to purchase 54,998 shares of common stock at an exercise price of $64.33 per share (the “Original YP Warrant”) (the “Offering”) (the YP Purchase Agreement”). The Company received $4,000,000 in gross proceeds from the Offering. The Company used the proceeds from the YP Notes for working capital and general corporate purposes. Refer to Note 6 for additional details.

The Original YP Warrant entitled the holders to purchase 54,998 shares of common stock, respectively. The Original YP Warrant was exercisable immediately and had a term of four years. The Original YP Warrant had an exercise price of $64.33 per share, subject to adjustment as set forth therein.

The terms of each of the YP Notes and the Original YP Warrant provided for anti-dilution protection for issuances of common stock at a price per share less than the price equal to the conversion price or exercise price, as applicable, subject to approval by the Company’s stockholders.

In connection with the YP Purchase Agreement, the Company and Yield Point entered into the PIPE Registration Rights Agreement, pursuant to which the Company agreed to register the Underlying Shares on the Registration Statement, to be filed with the SEC within 30 days after the date of the issuance of the YP Notes and Original YP Warrant and to cause the Registration Statement to be declared effective under the Securities Act no later than 90 days after the date of the Purchase Agreement. If certain of the Company’s obligations under the Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to Yield Point.

The Company also entered into a Security Agreement (the “YP Security Agreement”) with Yield Point and such holders of the YP Notes as may be issued in the future (together with Yield Point, the “Secured Parties”). Pursuant to the YP Security Agreement, the Secured Parties were granted a security interest in certain of the Company’s personal property to secure the payment and performance of all of the Company’s obligations under the YP Notes, Original YP Warrant, Purchase Agreement, Registration Rights Agreement and Security Agreement.

On September 30, 2025, the Company and Yield Point, entered into Amendment No. 1 to the YP Note (the “YP Note Amendment”), originally issued on July 10, 2025, pursuant to that certain YP Purchase Agreement, dated therewith. Pursuant to the YP Note Amendment: (i) the “Conversion Price” was amended to $71.40, subject to adjustment as set forth in the YP Note; and (ii) the “Floor Price” was amended to $14.28. All other terms and conditions of the YP Note remain in full force and effect.

The initial fair value of the Original YP Warrant, totaling $1,935,000, was classified as a liability in the balance sheets, and remeasured at fair value at each balance date. The change in fair value of the Original YP Warrant for the year ended December 31, 2025 totaled $1,070,000 which is reflected in other income (expense) in the statements of operations. The fair value of the Original YP Warrant was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.88%; and expected life range of 3.83 - 4.0 years. The fair value of the conversion feature embedded in the YP Note was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.97%; and expected life range of 1.30 - 1.53 years. In conjunction with the Company’s October 2025 shareholder meeting, shareholders approved the issuance of the shares underlying the Original YP Warrant as required by Nasdaq Listing Rule 5635(d). As such, the fair value of the Original YP Warrant on the approval date totaling $1,679,000 was reclassified to equity.

Effective October 22, 2025, the Company and Yield Point entered into an exchange agreement (the “YP Exchange Agreement”), pursuant to which the Company and Yield Point would, on a date no earlier than ten (10) business days after the effectiveness of the YP Exchange Agreement, exchange up to 100% of unconverted and unpaid principal and interest under the YP Note, for: (i) that number of shares of the Company’s Series C Preferred Stock; (ii) common stock purchase warrants to purchase 166,667 shares of Common Stock, on terms substantially similar to the PIPE Warrants, at an initial exercise price of $12.00 per share subject to adjustment as set forth therein (the “YP Exchange Warrant”); and (iii) the cancellation of all remaining common stock purchase warrants previously issued to Yield Point in connection with the sale to Yield Point of that certain Convertible Promissory Note, dated July 10, 2025 (“YP Note Exchange”).

In addition, during the 10-day period from the effective date of the YP Exchange Agreement, Yield Point converted $1,953,000 of the outstanding principal balance under the YP Note, resulting in the issuance of 136,834 shares of common stock to Yield Point upon conversion, and the Company repaid in cash and additional $1,500,000 of outstanding principal on the YP Note. As a result, the remaining balance under the YP Note as of the YP Note Exchange date was $1,153,000.

The exchange of the remaining balance of the YP Note for Series C Preferred stock, as described above, was accounted for as an exchange of debt for equity, resulting in a loss on exchange totaling $196,000, reflected in other income (expense) in the statement of operations for the year ended December 31, 2025. The exchange of the Original YP Warrant for the YP Exchange Warrant, as described above, was accounted for as a modification of the Original YP Warrant, resulting in a loss on extinguishment totaling $1,459,000 reflected in other income (expense) in the statement of operations for the year ended December 31, 2025.

The fair value of the Original YP Warrant and the YP Exchange Warrant, on the date of the exchange was estimated utilizing Black-Scholes, with inputs including, Term of 4 years, stock price of $14.04, volatilities ranging from 40% and 103% and risk free interest rate of 3.58%.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of December 31, 2025, other than as described herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of December 31, 2025 we maintain approximately 200 square feet of office space which is leased on an annual basis at a rate of approximately $3,000 per month.

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

Global Leisure Partners, LLC, and Blackwatch Advisors, LLC vs. Super League Enterprise, Inc. On January 26, 2026, a complaint was filed against the Company in the United States District Court for the Southern District of New York by Global Leisure Partners, LLC and Blackwatch Advisors, LLC (the “Plaintiff”). Formal service of process on the complaint occurred on February 12, 2026. The complaint alleges, among other things, breach of contract and related claims arising from the Company’s completion of a series of financing transactions during the fiscal year. The Plaintiff seeks unspecified damages, together with interest, attorneys’ fees and other relief.

The Company believes the claims are wholly without merit and intends to vigorously defend the action. Based on the Company’s assessment of the facts currently known, and after consultation with outside legal counsel, the Company believes that the likelihood of a material loss is remote. Accordingly, no liability has been recorded in the accompanying financial statements as of December 31, 2025. Litigation is inherently uncertain, and while the Company believes the claims lack merit, an unfavorable outcome could occur. However, at this time, the Company does not see the need to, nor can it reasonably estimate any possible loss or range of loss associated with this matter.

Recent Accounting Pronouncements

Refer to Note 2 to the accompanying financial statements contained elsewhere in this Report.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make judgements and estimates. Some accounting policies have a significant impact on amounts reported in our financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included elsewhere herein. The following accounting policies were identified during the periods presented, based on activities occurring during the periods presented, as critical and requiring significant judgements and estimates.

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

We make estimates and judgements when determining whether we will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. We assess the collectability of receivables based on several factors, including past transaction history and the creditworthiness of our customers. If it is determined that collection is not reasonably assured, amounts due are recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. Management’s estimates regarding collectability impact the actual revenue recognized each period and the timing of the recognition of revenue. Our assumptions and judgements regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgements, assumptions and estimates may be required to determine each party’s rights regarding the goods or services to be transferred, each party’s performance obligations, whether performance obligations are satisfied at a point in time or over time, estimates of completion methodologies, the timing of satisfaction of performance obligations, whether we are a principal or agent in the arrangement and the appropriate period or periods in which, or during which, the completion of the earnings process and transfer of control occurs. Depending on the magnitude of specific revenue arrangements, if different judgements, assumptions and estimates are made regarding revenue arrangements in any specific period, our periodic financial results may be materially affected.

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes issued, as described at Note 6, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying statements of operations. With respect to the promissory notes described at Note 6, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying statements of operations.

The fair value of the promissory notes described at Note 6 was estimated based on a calculation of the present value of the related cash flows (i.e. payments of principal and interest based on contractual agreement terms) using a discount rate that reflected market rates and related credit risk. The FVO was elected for the promissory notes described at Note 6 due to the short-term nature of the promissory notes and to provide relevant and timely information regarding the current market value of the debt, which is marked to market at each balance sheet date reflecting the effects of market fluctuations and other factors.

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value-related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interests rates or other variables, which are reflected in the statements of operations. Variations in any of these judgements and estimates could have a material impact on our financial results.

Determination of Fair Value – Warrants

During the period presented the Company issued certain common stock purchase warrants (“Warrants”) as described at Note 6 and 7 to the financial statements. The fair value of warrants are determined using a Black Scholes option price model, measured using Level 3 inputs. The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

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

Modifications to Equity Linked Instruments

During certain of the periods presented herein, holders of our preferred stock with outstanding Additional Investment Rights (“AIRs”) received (i) a six (6) month extension of the exercise period of such AIRs; and (ii) an adjustment to the conversion prices for such AIRs, to the existing conversion price floors for each respective subseries of preferred stock, as described in Note 7 to the financial statements. In connection with the modifications, the AIRs with initial aggregate underlying common shares totaling 1.3 million, were modified as described above, resulting in an incremental increase in fair value totaling $364,000, of which $294,000 was charged to additional paid-in capital as a financing cost, and $70,000 which was charged to other expense in the statements of operations as a legal settlement cost.

Accounting standards require that a reporting entity recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction in the same manner as if cash had been paid as consideration. As of each of the applicable AIR modification dates the Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included implied (derived) common stock prices from $0.72 to $0.86, conversion prices ranging from $22.20 to $13.25 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 4.64% to 5.36%, terms ranging from .24 years to .92 years and volatility assumptions ranging from 68% to 91%.

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

As a result of no longer qualifying for “emerging growth company” status, our independent auditors, commencing with their audit of our financial statements as of and for the year ended December 31, 2024, are required by the Public Company Accounting Oversight Board (“PCAOB”) to include a description of Critical Audit Matters (“CAMs”) as a component of their audit opinion commencing with the audit of our financial statements for Fiscal Year 2024.

A CAM is defined as any matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee, as a component of typical and customary matters required to be communicated to the audit committee each year and that:

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

For the periods presented, our auditors have included descriptions of CAMs as described in their audit opinion under “Critical Audit Matters.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are not currently exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, capitalized internal-use-software costs, accounting for business combinations and related contingent consideration, accounting for convertible debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgements and estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 (“Evaluation Date”). Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgements and assumptions and cannot provide absolute assurance that its objectives will be met. The design of a control system must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fiscal quarter ended December 31, 2025.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information, other than as described below:

During the fiscal quarter ended December 31, 2025, the following director(s) or officer(s) adopted or terminated a contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

●	Name and Title: Clayton Haynes, Chief Financial Officer
●	Action: Adopted
●	Date of Adoption: October 16, 2025
●	Duration: Two-year vesting period (Terminates December 19, 2027)
●	Aggregate Number of Securities: 73,959 shares of common stock

The plan provides for the automatic sale of shares to satisfy tax obligations based on specific tax calculations prepared by the Company’s payroll processor, to be provided to the applicable processing broker, intended to comply with Rule 10b5-1(c).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC no later than April 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION.

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC no later than April 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC no later than April 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC no later than April 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC no later than April 30, 2026.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Enterprise, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Enterprise, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.3	Asset Purchase Agreement, dated October 4, 2021, among Super League Enterprise, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
2.4	Asset Purchase Agreement, by and between Super League Gaming, Inc., and Melon, Inc., dated May 4, 2023	Exhibit 2.3 to the Current Report on Form 8-K, filed on May 9, 2023.
2.5	Membership Interest Purchase and Sale Agreement, by and among Super League Enterprise, Inc., InPvP, LLC, and Mineville, LLC	Exhibit 2.1 to the Current Report on Form 8-K, filed on May 22, 2025.
2.6	Asset Purchase Agreement by and between the Company and Esports Now, LLC, dated March 16, 2026	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 20, 2026
3.1	Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated October 20, 2025.	Exhibit 3.1 to the Current Report on Form 8-K, filed on October 22, 2025.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated January 23, 2026.	Exhibit 3.1 to the Current Report on Form 8-K, filed on January 23, 2026
3.2	Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019.
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement, filed on February 12, 2019.
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated July 24, 2020.	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 24, 2020.
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock	Exhibit 3.5 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock	Exhibit 3.6 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series A-3 Preferred Stock	Exhibit 3.7 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.8	Certificate of Designation of Preferences, Rights and Limitations of the Series A-4 Preferred Stock	Exhibit 3.8 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.9	Certificate of Designation of Preferences, Rights and Limitations of the Series A-5 Preferred Stock	Exhibit 3.9 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on April 25, 2023
3.11	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.11 to the Annual Report on Form 10-K, filed April 15, 2024
3.12	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed January 28, 2026
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on May 4, 2023
3.14	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed January 28, 2026
3.15	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K/A, filed on May 9, 2023, as amended on May 10, 2023.
3.16	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.3 to the Current Report on Form 8-K filed January 28, 2026
3.17	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 2, 2023
3.18	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.4 to the Current Report on Form 8-K filed January 28, 2026
3.19	Certificate of Amendment to Super League Gaming, Inc.’s Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.2 to the Current Report on Form 8-K, filed on June 2, 2023

3.20	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as Amended, of Super League Gaming, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 8, 2023.
3.21	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 6, 2023
3.22	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock	Exhibit 3.5 to the Current Report on Form 8-K filed January 28, 2026
3.23	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 22, 2023
3.24	Amendment to the Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 10, 2024.
3.25	Certificate of Designation of Preferences Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 2, 2024.
3.26	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K, filed on September 23, 2024
3.27	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.6 to the Current Report on Form 8-K filed January 28, 2026
3.28	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 16, 2024
3.29	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Preferred Stock	Exhibit 3.3 to the Current Report on Form 8-K, filed on September 23, 2024
3.30	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Preferred Stock	Exhibit 3.7 to the Current Report on Form 8-K filed January 28, 2026
3.31	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-3 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 23, 2024
3.32	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA-3 Junior Preferred Stock	Exhibit 3.8 to the Current Report on Form 8-K filed January 28, 2026
3.33	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-4 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed October 1, 2024
3.34	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA-4 Junior Preferred Stock	Exhibit 3.9 to the Current Report on Form 8-K filed January 28, 2026
3.35	Certificate of Designation of Preferences, Rights and Limitations of the Series AAAA Jr.	Exhibit 3.1 to the Current Report on Form 8-K filed July 14, 2026
3.36	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed September 18, 2025
3.37	Certificate of Designation of Preferences, Rights and Limitations of the Series C Senior Convertible Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed October 22, 2025
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement, filed on February 12, 2019.
4.2	Form of Registration Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019.
4.7	Form of May 2022 Convertible Promissory Note	Exhibit 10.2 to the Current Report on Form 8-K, filed May 16, 2022.
4.8	Form of Placement Agent Warrant	Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
4.9	Form of Placement Agent Warrants	Exhibit 10.3 to the Current Report on Form 8-K, filed on April 25, 2023
4.10	Form of Pre-Funded Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on August 24, 2023
4.11	Form of Placement Agent Warrants	Exhibit 10.5 to the Current Report on Form 8-K filed on December 6, 2023
4.12	Unsecured Promissory Note, dated August 1, 2024, issued to Sam Drozdov by Super League Enterprise, Inc.	Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.13	Unsecured Promissory Note, dated August 1, 2024, issued to Bloxbiz Co. by Super League Enterprise, Inc.	Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.14	Unsecured Promissory Note, dated August 1, 2024, issued to Ben Khakshoor by Super League Enterprise, Inc.	Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.15	Form of Unsecured Promissory Note, dated November 19, 2024	Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2024
4.16	Confessed Judgment Secured Promissory Note, dated February 10, 2025, issued to Agile Capital Funding, LLC, by Super League Enterprise, Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2024

4.17	Form of 2025 Unsecured Convertible Promissory Note to be issued to Belleau Wood Capital, LP, or its assigns	Exhibit 4.17 to the Annual Report on Form 10-K filed on March 31, 2025
4.18	Convertible Promissory Note, dated March 26, 2025, issued by Super League Enterprise, Inc., to 1800 Diagonal Lending LLC, or its registered assigns	Exhibit 4.18 to the Annual Report on Form 10-K filed on March 31, 2025
4.19	Convertible Promissory Note issued by Super League Enterprise, Inc., to 1800 Diagonal Lending, LLC, on May 12, 2025	Exhibit 4.1 to the Current Report on Form 8-K filed on May 16, 2025
4.20	Pre-Funded Warrant, dated July 10, 2025, issued to Agile Capital Funding, LLC	Exhibit 4.1 to the Current Report on Form 8-K filed July 14, 2025
4.21	Form of Pre-Funded Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed July 14, 2025
4.22	Convertible Promissory Note, dated July 10, 2025, issued to Yield Point NY, LLC by Super League Enterprise, Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed July 14, 2025
4.23	Common Stock Purchase Warrant, issued to Yield Point NY, LLC by Super League Enterprise, Inc.	Exhibit 4.4 to the Current Report on Form 8-K filed July 14, 2025
4.24	Amended and Restated Unsecured Promissory Note issued by Super League Enterprise, Inc. to Belleau Wood Capital, LP, on August 11, 2025	Exhibit 4.2 to the Quarterly Report on Form 8-Q filed August 14, 2025
4.25	Form of October 2025 Pre-Funded Warrant to Purchase Common Stock	Exhibit 4.1 to the Current Report on Form 8-K filed October 22, 2025
4.26	Form of October 2025 Common Stock Purchase Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed October 22, 2025
4.27	Form of Series B Common Stock Purchase Warrant	Exhibit 4.3 to the Current Report on Form 8-K filed October 22, 2025
4.28	Form of Common Stock Purchase Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed March 20, 2026
4.29	Form of Pre-Funded Warrant to Purchase Common Stock	Exhibit 4.2 to the Current Report on Form 8-K filed March 20, 2026
10.1†	Super League Enterprise, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement, filed on January 4, 2019.
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement, filed on January 4, 2019.
10.3†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement, filed on January 4, 2019.
10.4†	Employment Agreement, between Super League Enterprise, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019.
10.5†	Employment Agreement, between Super League Enterprise, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement, filed on January 4, 2019.
10.6	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.7	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.8	Share Purchase Agreement, by and between Super League Enterprise, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.9†	Executive Employment Agreement between Super League Gaming, Inc., and Ann Hand, dated January 5, 2022	Exhibit 10.1 to the Current Report on Form 8-K filed January 7, 2022.
10.10†	Executive Employment Agreement between Super League Gaming, Inc., and Clayton Haynes, dated January 5, 2022	Exhibit 10.2 to the Current Report on Form 8-K filed January 7, 2022.
10.11†	Executive Employment Agreement between Super League Gaming, Inc., and Matt Edelman, dated January 5, 2022	Exhibit 10.4 to the Current Report on Form 8-K filed January 7, 2022.
10.12	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Enterprise, Inc. and Tumim Stone Capital LLC	Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022.
10.13	Securities Purchase Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.1 to the Current Report on Form 8-K, filed May 16, 2022.
10.14	Registration Rights Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.3 to the Current Report on Form 8-K, filed May 16, 2022.
10.15	Form of Placement Agency Agreement	Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.16	Form of Series A Subscription Agreement	Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.17	Form of Series AA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 25, 2023
10.18	Placement Agency Agreement by and between Aegis Capital Corp. and Super League Gaming, Inc., dated March 24, 2023.	Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2023
10.19	Underwriting Agreement, dated August 21, 2023, between Super League Gaming, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 24, 2023

10.20	Warrant Agency Agreement, dated August 23, 2023, between Super League Gaming, Inc and Direct Transfer, LLC	Exhibit 4.2 to the Current Report on Form 8-K filed on August 24, 2023
10.21	Form of Series AAA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023
10.22	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023
10.23	Form of Series A Exchange Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 6, 2023
10.24	Form of Series AA Exchange Agreement	Exhibit 10.4 to the Current Report on Form 8-K filed on December 6, 2023
10.25	Financing and Security Agreement, effective December 17, 2023, by and among Super League Enterprise, Inc., Mobcrush Streaming, Inc., InPvP, LLC and SLR Digital Finance, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2023
10.26	Placement Agency Agreement, dated November 6, 2023, between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2023
10.27	Mutual General Release and Settlement Agreement by and between 3i, LP, Nomis Bay Ltd. and BPY Limited and Super League Enterprise, Inc., dated March 12, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2024
10.28	Asset Purchase Agreement by and between Super League Enterprise, Inc. and GamerSafer, Inc.	Exhibit 10.55 to the Annual Report on Form 10-K filed on April 15, 2024
10.29	Form of Series AAA Junior Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2024.
10.30++	Form of Registration Rights Agreement++	Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2024.
10.31	Placement Agency Agreement, dated June 3, 2024, by and between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2024.
10.32	Form of Placement Agent Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on July 16, 2024
10.33++	Form of Series AAA-4 Junior Subscription Agreement ++	Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2024.
10.34 ++	Form of Registration Rights Agreement ++	Exhibit 10.2 to the Current Report on Form 8-K filed on September 23, 2024.
10.35++	Form of Investor Warrant ++	Exhibit 10.3 to the Current Report on Form 8-K filed on September 23, 2024.
10.36	Form of Placement Agent Warrant	Exhibit 10.4 to the Current Report on Form 8-K filed on September 23, 2024.
10.37	Binding Term Sheet, dated September 30, 2024, between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2024.
10.38	Equity Exchange Agreement, dated September 30, 2024, by and between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2024.
10.39	Form of Securities Purchase Agreement, dated October 24, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2024.
10.40	Amended and Restated Equity Exchange Agreement, dated October 29, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on October 29, 2024.
10.41	Form of Indemnification Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2024.
10.42	Form of Note Purchase Agreement, dated November 19, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2024
10.43	Business Loan and Security Agreement, dated February 10, 2025, between Super League Enterprise, Inc. and Agile Capital Funding, LLC++	Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2025
10.44	Equity Purchase Agreement, dated February 14, 2025, between Super League Enterprise, Inc. and Hudson Global Ventures, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2025
10.45	Registration Rights Agreement, dated February 14, 2025, between Super League Enterprise, Inc., and Hudson Global Ventures, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2025
10.46	Securities Purchase Agreement, dated March 26, 2025, by and between Super League Enterprise, Inc., and 1800 Diagonal Lending, LLC	Exhibit 10.73 to the Annual Report on Form 10-K filed on March 31, 2025.
10.47	Note Purchase Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc. and Belleau Wood Capital, LP++	Exhibit 10.74 to the Annual Report on Form 10-K filed on March 31, 2025.

10.48	Consulting Agreement, dated June 13, 2023, between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.75 to the Annual Report on Form 10-K filed on March 31, 2025.
10.49	Amended and Restated Consulting Agreement, effective as of October 6, 2023, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.76 to the Annual Report on Form 10-K filed on March 31, 2025.
10.50	Amended Consulting Agreement, dated August 1, 2024, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.77 to the Annual Report on Form 10-K filed on March 31, 2025.
10.51	Amended and Restated Consulting Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.78 to the Annual Report on Form 10-K filed on March 31, 2025.
10.52	Addendum No. 1 to the Executive Employment Agreement between the Company and Matthew Edelman, dated April 1, 2025	Exhibit 10.79 to the Current Report on Form 8-K filed on April 3, 2025.
10.53	Addendum No. 1 to the Executive Employment Agreement between the Company and Ann Hand, dated April 1, 2025	Exhibit 10.80 to the Current Report on Form 8-K filed on April 3, 2025.
10.54	Addendum No. 1 to the Executive Employment Agreement between the Company and Clayton Haynes, dated April 1, 2025	Exhibit 10.81 to the Current Report on Form 8-K filed on April 3, 2025.
10.55	Amendment No. 1 to Convertible Promissory Note, dated April 30, 2025, by and between Super League Enterprise, Inc. and 1800 Diagonal Lending, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2025.
10.56++	Underwriting Agreement dated May 9, 2025 by and between Super League Enterprise, Inc. and Aegis Capital Corp.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2025.
10.57	Securities Purchase Agreement, dated May 12, 2025, by and between Super League Enterprise, Inc., and 1800 Diagonal Lending, LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2025.
10.58	Super League Enterprise, Inc. 2025 Omnibus Equity Incentive Plan	Annex B to the Definitive Proxy Statement on Schedule 14A filed on May 19, 2025
10.59++	Underwriting Agreement dated May 29, 2025 by and between and Super League Enterprise, Inc. and Aegis Capital Corp.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2025.
10.60++	Placement Agent Agreement, dated May 30, 2025, between Super League Enterprise, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on June 2, 2025.
10.61++	Form of Securities Purchase Agreement, dated May 30, 2025, by and among Super League Enterprise, Inc. and the purchasers named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2025.
10.62	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Sam Drozdov.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2025.
10.63	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Ben Khakshoor.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 20, 2025.
10.64	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Firepit Partners Co.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 20, 2025.
10.65	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and the non-employee member of the Board of Directors stated therein.	Exhibit 10.4 to the Current Report on Form 8-K filed on June 20, 2025.
10.66	Exchange Agreement, dated July 7, 2025, by and between Super League Enterprise, Inc. and the Michael Keller Trust	Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2025.
10.67	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Benjamin Khakshoor	Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2025.
10.68	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Samuel Drozdov	Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2025.
10.69	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Firepit Partners Co.	Exhibit 10.3 to the Current Report on Form 8-K filed on July 14, 2025.
10.70	Exchange Agreement, dated July 10, 2025 by and among Super League Enterprise, Inc., Agile Capital Funding, LLC, and Agile Lending, LLC.	Exhibit 10.4 to the Current Report on Form 8-K filed on July 14, 2025.
10.71	Equity Purchase Agreement dated July 10, 2025 by and between the Company and YieldPoint NY, LLC	Exhibit 10.5 to the Current Report on Form 8-K filed on July 14, 2025.
10.72	Registration Rights Agreement dated July 10, 2025 by and between the Company and YieldPoint NY, LLC	Exhibit 10.6 to the Current Report on Form 8-K filed on July 14, 2025.
10.73	Securities Purchase Agreement dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.7 to the Current Report on Form 8-K filed on July 14, 2025.
10.74	Registration Rights Agreement, dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.8 to the Current Report on Form 8-K filed on July 14, 2025.

10.75	Security Agreement, dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.9 to the Current Report on Form 8-K filed on July 14, 2025.
10.76	Form of Exchange Agreement by and between Super League Enterprise, Inc., and certain Preferred Stockholders	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2025.
10.77	Amendment No. 1 to Secured Convertible Promissory Note, dated September 30, 2025, by and between Super League Enterprise, Inc., and Yield Point NY, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2025.
10.78	Amendment No. 1 to the 2025 Omnibus Equity Incentive Plan	Annex I to the Definitive Proxy Statement on Schedule 14A filed on October 2, 2025
10.79	Form of October 2025 Securities Purchase Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2025.
10.80	Form of October 2025 Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2025.
10.81	Exchange Agreement, dated October 22, 2025, by and between Super League Enterprise, Inc., and Yield Point NY, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on October 22, 2025.
10.82	Exchange Agreement, effective October 22, 2025, by and between Super League Enterprise and Belleau Wood Capital, LP	Exhibit 10.4 to the Current Report on Form 8-K filed on October 22, 2025.
10.83	Placement Agency Agreement, dated October 22, 2025, by and between Super League Enterprise and Aegis Capital Corp.	Exhibit 10.5 to the Current Report on Form 8-K filed on October 22, 2025.
10.84	Placement Agency Agreement, dated October 22, 2025, by and between Super League Enterprise and Aegis Capital Corp.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2025.
10.85	Asset Purchase Agreement by and between the Company and Let’s Bounce, Inc. dated January 6, 2026	Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2026.
10.86	Employment Agreement by and between the Company and Matthew Edelman dated January 1, 2026	Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2026.
10.87	Employment Agreement by and between the Company and Clayton Haynes dated January 1, 2026	Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2026.
10.88	Form of Registration Rights Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2026.
14.1	Super League Enterprise, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement on Form S-1 filed on January 4, 2019.
19.1	Super League Enterprise, Inc. Insider Trading Policy	Exhibit 19.1 to the Annual Report on Form 10-K filed on March 31, 2025
23.1*	Consent of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC	Filed herewith.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Furnished herewith.
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith.
97.1	Super League Enterprise, Inc. Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K filed on April 15, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

Super League Enterprise, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Super League Enterprise, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition- Fixed Fee

Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company continues to generate revenue from (i) innovative advertising including immersive game world and experience publishing and in-game media products, (ii) content and technology through the production and distribution of our own, advertiser and third-party content, and (iii) direct to consumer offers, including in-game items, e-commerce and digital collectibles. A portion of the Company’s contracts with customers are recognized over time on a percentage of completion basis. In the case of a contract not being completed at period end, the Company estimates the percentage of contract completion at period end. The Company did so by using the input method, measuring the hours incurred against the total hours expected to be incurred throughout the entire contract to calculate the revenue to be recognized in the current period. Subjective auditor judgment and an increased extent of effort was required to evaluate the accounting for fixed fee revenue recognition due to the complexity involved in testing the Company’s total hours expected to be incurred throughout the contract.

Audit Response

Our audit procedures to test the estimates and assumptions surrounding the fixed fee revenue recognition included obtaining a report downloaded directly from the Company’s time-tracking software that detailed the hours incurred on a specific job. We obtained an understanding of the Company’s system configuration, user access controls, deal lifecycle, and revenue management processes, noting clearly defined roles and permissions, strong deal validation controls, and structured revenue tracking and reporting that support effective operational oversight and reliable financial reporting. We tested the estimated hours used by management to determine revenue recognition and retrospectively reviewed past fixed fee contracts to ensure total estimated hours were materially accurate. We obtained total hours incurred, then compared this against the total hours expected to be incurred throughout the contract to recalculate the revenue recognized. We also tested for proper revenue recognition cut-off.

Fair value/Classification of Equity Instruments - (Capital Raise - Equity Classified Warrants Issued in the $20M PIPE Financing)

Description of the Matter

As described in Note 7 to the consolidated financial statements, the Company completed a $20,000,000 private investment in public equity (“PIPE”) financing that included prefunded warrants and warrants to purchase common stock. This matter was critical because determining whether the warrants met the equity classification criteria under Accounting Standards Codification (“ASC”) 815‑40 required significant auditor judgment, including the evaluation of complex contractual terms and settlement provisions. A different conclusion could have resulted in liability classification of the warrants and the recognition of changes in fair value through earnings, which would have had a material impact on the consolidated financial statements.

Audit Response

Our audit procedures related to the evaluation of the warrants’ equity classification included, among others, reading and evaluating the warrant agreements; assessing management’s analysis of the warrants under ASC 815‑40; evaluating whether the warrants met the equity classification conditions; involving professionals with specialized accounting knowledge to assist in evaluating the technical accounting conclusions; and assessing the adequacy of the related disclosures in the consolidated financial statements.

Fair value of convertible debt/conversion - (YP Note/Warrant Exchange to Preferred Stock Series C and New YP Warrant)

Description of the Matter

As described in Note 7 to the consolidated financial statements, during the year ended December 31, 2025, the Company entered into exchange agreements with YP related to its outstanding convertible notes, pursuant to which a portion of the notes was converted into common stock and the remaining balance was exchanged for newly issued Series C Preferred Stock. In addition, the warrants issued in the original agreement were replaced with new warrants in the exchange agreement. We identified the accounting for the partial conversion and exchange of the convertible notes as a critical audit matter because the evaluation of whether the transaction qualified as a debt extinguishment under ASC 470 required significant auditor judgment, including the determination of the reacquisition price based on the fair value of the preferred stock issued and the incremental fair value of the replacement warrants, as well as the evaluation of key valuation assumptions.

Audit Response

We obtained and analyzed the technical memo from the Company to ensure it complied with ASC 470 and ASC 815. We utilized the knowledge, experience and expertise of our internal valuation specialists to execute the planned audit procedures related to the valuation by assessing the reasonableness of the methodologies employed to value the convertible debt, Series C Preferred stock, and both the original and new warrants. We also tested the underlying assumptions utilized in the Black-Scholes option pricing models.

Fair value/Classification of Equity Instruments - (Down round - deemed dividend)

Description of the Matter

As described in Note 7 to the consolidated financial statements, on July 10, 2025 the Company completed the YP financing transaction at a price below the conversion price of its outstanding convertible preferred stock, which resulted in a downward adjustment to the conversion price pursuant to anti‑dilution provisions and the recognition of a deemed dividend. We identified the accounting for the down round as a critical audit matter because the determination of the deemed dividend amount required significant auditor judgment, including the use of an option‑pricing model incorporating Level 3 inputs, and because the deemed dividend had a material impact on earnings per share.

Audit Response

We obtained and analyzed the technical memo from the Company to ensure it complied with accounting principles generally accepted in the United States of America. We utilized the knowledge, experience and expertise of our internal valuation specialists to execute the planned audit procedures related to the valuation by assessing the reasonableness of the methodologies employed to value the convertible preferred stock before and after the triggering of the down round provision. We also tested the underlying assumptions utilized in the Black-Scholes option pricing models.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2023.

Whippany, New Jersey

March 31, 2026

PCAOB ID Number 100

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$14,390,000	$1,310,000
Accounts receivable	2,453,000	3,766,000
Prepaid expense and other current assets	1,369,000	677,000
Total current assets	18,212,000	5,753,000
Property and equipment, net	8,000	24,000
Intangible and other assets, net	1,785,000	4,070,000
Goodwill	1,864,000	1,864,000
Total assets	$21,869,000	$11,711,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,614,000	$5,282,000
Accrued contingent consideration	-	138,000
Promissory note - contingent consideration	-	1,735,000
Contract liabilities	566,000	50,000
Secured loan – SLR Facility	-	24,000
Promissory notes payable and accrued interest	-	1,707,000
Promissory notes payable and accrued interest – related party	-	1,509,000
Total current liabilities	4,180,000	10,445,000
Deferred taxes	147,000	161,000
Warrant liability	8,000	935,000
Total liabilities	4,335,000	11,541,000

Commitments and Contingencies (Note 10)

Stockholders’ Equity (1)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 98,636 and 17,499 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized; 1,129,901 and 33,801 shares issued and outstanding as of December 31, 2025 and 2024, respectively	94,000	94,000
Additional paid-in capital	307,402,000	270,111,000
Accumulated deficit	(289,962,000)	(270,035,000)
Total stockholders’ equity	17,534,000	170,000
Total liabilities and stockholders’ equity	$21,869,000	$11,711,000

(1) Refer to Note 1 for information regarding Reverse Stock Split effective January 23, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	2025	2024

REVENUES	$11,342,000	$16,182,000

COST OF REVENUES	6,749,000	10,080,000

GROSS PROFIT	4,593,000	6,102,000

OPERATING EXPENSE (INCOME)
Selling, marketing and advertising	7,535,000	9,822,000
Engineering, technology and development	2,912,000	4,447,000
General and administrative	7,213,000	8,731,000
Contingent consideration	(14,000)	(144,000)
Total operating expense	17,646,000	22,856,000

NET OPERATING LOSS	(13,053,000)	(16,754,000)

OTHER INCOME (EXPENSE)
Gain on sale of intangible assets	343,000	183,000
Interest expense, including change in fair value of promissory notes carried at fair value	(8,435,000)	(559,000)
Loss on extinguishment of liability - contingent consideration	(161,000)	(336,000)
Change in fair value of warrant liability	1,183,000	1,115,000
Debt issuance costs	(554,000)	-
Other	(49,000)	(123,000)
Total other income (expense)	(7,673,000)	280,000

LOSS BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	(20,726,000)	(16,474,000)

Benefit from (provision for) income taxes	9,000	(161,000)

NET LOSS	$(20,717,000)	$(16,635,000)

Net loss per share attributable to common stockholders – basic and diluted
Basic and diluted loss per common share (1)	$(40.43)	$(1,123.63)
Weighted-average number of common shares outstanding, basic and diluted (2)	492,868	18,708

(1)	Refer to Note 2 for calculation of net loss attributable to common stockholders
(2)	Refer to Note 1 for information regarding Reverse Stock Split effective January 23, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	2025	2024
Preferred stock (Shares):
Balance, beginning of period	17,499	23,656
Issuance of Series AAAA Junior preferred stock at $1.00 per share – RP Note Exchange	1,500,000	-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – Super Biz Note Exchange	1,894,964	-
Issuance of Series B Preferred Stock in exchange for Series AA, AAA and AAA Junior Preferred Stock	16,321	-
Issuance of Series C Preferred Stock – YP Note Exchange	1,153
Issuance of Series AAA Junior preferred stock at $1,000 per share	-	1,210
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share	-	551
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share	-	697
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share	-	399
Conversions of Series A Preferred stock into common stock	(780)	(2,169)
Conversions of Series AA Preferred stock into common stock	(60)	(1,936)
Conversions of Series AAA Preferred stock into common stock	(170)	(3,954)
Conversions of Series AAA Junior Preferred stock into common stock	(98)	(955)
Exchange of Series AA, AAA and AAA Junior Preferred Stock into Series B Preferred Stock	(16,321)	-
Conversion of Series AAAA Junior preferred stock into common stock	(3,297,551)	-
Conversion of Series B Preferred Stock into common stock	(16,321)	-
Balance, end of year	98,636	17,499

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – RP Note Exchange	2,000	-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – Super Biz Note Exchange	2,000	-
Issuance of Series B Preferred Stock in exchange for Series AA, AAA and AAA Junior Preferred Stock	-	-
Issuance of Series C Preferred Stock – YP Note Exchange	-	-
Issuance of Series AAA Junior preferred stock at $1,000 per share	-	-
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share	-	-
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share	-	-
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share	-	-
Conversions of Series A Preferred stock into common stock	-	-
Conversions of Series AA Preferred stock into common stock	-	-
Conversions of Series AAA Preferred stock into common stock	-	-
Conversions of Series AAA Junior Preferred stock into common stock	-	-
Exchange of Series AA, AAA and AAA Junior Preferred Stock into Series B Preferred Stock	-	-
Conversion of Series AAAA Junior preferred stock into common stock	(4,000)	-
Conversion of Series B Preferred Stock into common stock	-	-
Balance, end of year	$-	$-

Common stock (Shares):
Balance, beginning of period	33,801	9,947
Issuance of common stock, net of issuance costs	33,130	2,367
Issuance of October PIPE Shares, net of issuance costs	332,083
Exercise of October PIPE Prefunded Warrants	147,083	-
Exercise of YP ELOC Prefunded Warrants -commitment shares	25,000	-
Common stock issued in connection with Hudson ELOC	1,494	-
Commitment Shares – Hudson ELOC	625	-
Conversion of Belleau Wood Note into common stock	85,120	-
Conversion of YP Note into common stock	136,834	-
Issuance of common stock - Agile II Exchange	18,093	-
Conversion of 1800 Diagonal Note I and Diagonal Note II	27,771	-
Common stock issued for Melon Acquisition	75	151
Common stock issued for Super Biz Acquisition	547	64
Stock-based compensation	25,240	1,232
Conversion of Series A preferred stock into common stock	147	419
Conversion of Series AA preferred stock into common stock	67	2,075
Conversion of Series AAA preferred stock into common stock	270	4,861
Conversion of Series AAA Junior preferred stock into common stock	167	1,592
Conversion of Series AAAA Junior preferred stock into common stock	55,967	-
Conversion of Series B Preferred Stock into common stock	194,422	-
Preferred stock dividends paid – common stock	8,069	8,909
Issuance of common stock in settlement of legal matter	2,416	2,184
Consulting fees	1,480	-
Balance, end of year	1,129,901	33,801

Common stock (Amount, at Par Value):
Balance, beginning of period	$94,000	$81,000
Issuance of common stock, net of issuance costs	17,000	1,000
Issuance of October PIPE Shares, net of issuance costs	4,000	-
Exercise of October PIPE Prefunded Warrants	2,000	-
Exercise of YP ELOC Prefunded Warrants -commitment shares	-	-
Common stock issued in connection with Hudson ELOC	-	-
Commitment Shares – Hudson ELOC	-	-
Conversion of Belleau Wood Note into common stock	1,000	-
Conversion of YP Note into common stock	2,000	-
Issuance of common stock - Agile II Exchange	-	-
Conversion of 1800 Diagonal Note I and Diagonal Note II	-	-
Common stock issued for Melon Acquisition	-	-
Common stock issued for Super Biz Acquisition	-	-
Stock-based compensation	2,000	-
Conversion of Series A preferred stock into common stock	-	-
Conversion of Series AA preferred stock into common stock	-	-
Conversion of Series AAA preferred stock into common stock	-	4,000
Conversion of Series AAA Junior preferred stock into common stock	-	-
Conversion of Series AAAA Jr. Preferred Stock into common Stock	1,000	-
Conversion of Series B Preferred Stock into common stock	2,000	-
Preferred stock dividends paid – common stock	1,000	7,000
Issuance of common stock in settlement of legal matter	2,000	1,000
Reverse stock split	(34,000)	-
Balance, end of year	$94,000	$94,000

Additional paid-in capital:
Balance, beginning of period	$270,111,000	$258,923,000
Issuance of common stock, net of issuance costs	1,628,000	999,000
Issuance of October PIPE Shares, net of issuance costs	1,976,000	-
Issuance of October PIPE Prefunded Warrants, net of issuance costs	8,769,000	-
Issuance of October 2025 PIPE Warrants, net of issuance costs	7,879,000	-
Conversion of 1800 Diagonal Note I and Diagonal Note II	476,000	-
Exercise of YP ELOC Prefunded Warrants	600,000	-
Common stock issued in connection with Hudson ELOC	231,000	-
Commitment Shares – Hudson ELOC	138,000	-
Conversion of Belleau Wood Note	2,924,000	-
Conversion of YP Note to Common Stock	1,952,000	-
Issuance of Series C Preferred Stock – YP Note Exchange	2,808,000	-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – RP Note Exchange	1,499,000	-
Issuance of Series AAAA Junior preferred stock at $1.00 per share – Super Biz Note Exchange	1,895,000	-
Issuance of common stock - Agile II Exchange	1,439,000	-
Reclassification of Original YP Warrant to Equity	1,679,000	-
Issuance of Series AAA Junior preferred stock at $1,000 per share, net of issuance costs	-	751,000
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain existing AIRs	-	294,000
Issuance of Series AAA-2 Junior preferred stock at $1,000 per share, net of issuance costs	-	453,000
Issuance of Series AAA-3 Junior preferred stock at $1,000 per share, net of issuance costs	-	529,000
Issuance of Series AAA-4 Junior preferred stock at $1,000 per share, net of issuance costs	-	366,000
Common stock purchase warrants issued – Series AAA-3 and Series AAA-4 Junior preferred stock	-	(346,000)
Exchange of Series AA, AAA, AAA Junior Preferred Stock to Series B Preferred Stock – issuance costs	(56,000)	-
Conversion of Series A, AA and AAA preferred stock into common stock	-	(3,000)
Preferred stock dividends paid – common stock	290,000	4,381,000
Deemed dividend on exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock	(7,685,000)	-
Deemed dividend on Series AAA and AAA Junior Preferred Stock – down round	308,000	-
Deemed dividend on issuance of Series B Warrants	6,296,000	-
Common stock purchase warrants issued to placement agent	-	(134,000)
Common stock issued for Melon Acquisition	8,000	90,000
Common stock issued for Super Biz Acquisition	-	38,000
Stock-based compensation	1,839,000	1,209,000
Issuance of common stock and incremental fair value in connection with modifications to certain existing AIRs in settlement of legal matters	-	1,723,000
Consulting fees	324,000	281,000
Reverse stock split	34,000	-
Issuance of common stock in settlement of legal matter	40,000	-
Other	-	557,000
Balance, end of year	$307,402,000	$270,111,000

Accumulated Deficit:
Balance, beginning of period	$(270,035,000)	$(249,014,000)
Deemed dividend on exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock	7,685,000	-
Deemed dividend – Issuance of Series B Warrants	(6,296,000)	-
Deemed dividend on Series AA, AAA and AAA Junior preferred stock – down round	(308,000)	-
Preferred stock dividends paid – common stock	(291,000)	(4,386,000)
Net loss	(20,717,000)	(16,635,000)
Balance, end of year	$(289,962,000)	$(270,035,000)
Total stockholders’ equity	$17,534,000	$170,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In U.S. dollars, rounded to the nearest thousands)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,717,000)	$(16,635,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,193,000	2,612,000
Stock-based compensation	2,311,000	1,289,000
Change in fair value of warrant liability	(1,183,000)	(1,115,000)
Change in fair value of contingent consideration	-	(252,000)
Change in fair value of debt	7,036,000	163,000
Gain on sale of intangible assets	-	(183,000)
Loss on extinguishment of liability – contingent consideration	161,000	336,000
Fair value of noncash legal settlement and other noncash charges	42,000	959,000
Debt issuance costs	554,000	-
Changes in operating assets and liabilities:
Accounts receivable	505,000	4,521,000
Prepaid expense and other current assets	(258,000)	821,000
Accounts payable and accrued expense	(1,818,000)	(3,960,000)
Accrued contingent consideration	-	(20,000)
Contract liabilities	516,000	(289,000)
Deferred taxes	(14,000)	161,000
Accrued interest on notes payable	-	130,000
Net cash used in operating activities	(10,672,000)	(11,462,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Mineville Assets	350,000	-
Proceeds from sale of Minehut Assets	808,000	192,000
Purchase of property and equipment	-	(23,000)
Capitalization of software development costs	(207,000)	(452,000)
Acquisition of other intangible and other assets	(35,000)	-
Net cash provided by (used in) investing activities	916,000	(283,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of issuance costs	-	2,393,000
Proceeds from issuance of common stock, net of issuance costs	20,687,000	1,000,000
Proceeds from notes payable, net of debt issuance costs	7,607,000	3,257,000
Payments on notes payable	(5,318,000)	(396,000)
Proceeds from accounts receivable facility	429,000	1,174,000
Payments on accounts receivable facility	(453,000)	(1,950,000)
Contingent consideration payments	(116,000)	(32,000)
Net cash provided by financing activities	22,836,000	5,446,000

CHANGE IN CASH AND CASH EQUIVALENTS	13,080,000	(6,299,000)

CASH AND CASH EQUIVALENTS – beginning of year	1,310,000	7,609,000

CASH AND CASH EQUIVALENTS – end of year	$14,390,000	$1,310,000

Cash paid for interest	$1,274,000	$295,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of equity securities in exchange for debt, net	$7,396,000	$-
Commitment shares issued in connection with YP ELOC	600,000	-
Commitment shares issued in connection with Hudson ELOC	159,000	-
Issuance of common stock in connection with legal settlement	42,000	1,440,000
Issuance of common stock in connection with Melon Acquisition	8,000	90,000
Common stock issued in connection with Super Biz Note	336,000	-
Issuance of common stock in connection with the payment of Super Biz Contingent Consideration	-	38,000
Series AAA Junior preferred stock noncash issuance costs – incremental fair value in connection with modifications to certain AIRs	-	294,000
Issuance of Super Biz Note in connection with extinguishment of accrued contingent consideration liability	-	1,765,000

The accompanying notes are an integral part of these consolidated financial statements.

SUPER LEAGUE ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Super League Enterprise Inc. (“Super League” or the “Company”) (Nasdaq: SLE) is an audience intelligence and media activation company operating at the intersection of a 3.5-billion-person global gaming population and a $1 trillion global advertising market. The Company connects brands with consumers who play video games by leveraging an emerging data and activation platform that utilizes behavioral and psychographic signals to drive marketing outcomes. By combining differentiated insights, scaled media distribution, and interactive ad formats, Super League enables marketers to reach gamers—one of the largest and most influential audiences in modern culture—across gaming environments, digital video, social media, and connected television.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015, and to Super League Enterprise, Inc. on September 11, 2023.

On January 16, 2026, the Company filed an amendment (the “2026 Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (“Common Stock”) at a ratio of 1-for-12 (the “2026 Reverse Split”). The Amendment became effective on January 23, 2026. As a result of the 2026 Reverse Split, every 12 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of Common Stock.

Refer to Note 7 for additional information on reverse stock splits.

As a result of the 2026 Reverse Split, all references to Common Stock, warrants to purchase common stock and other rights, options to purchase common stock, restricted stock, share data, per share data and related information contained in the consolidated financial statements (hereinafter, “financial statements”) have been retroactively adjusted to reflect the effect of the 2026 Reverse Split for all periods presented.

References to “financial statements,” “balance sheets,” “statements of operations,” “statements of cash flows,” and “statements of stockholders’ equity,” refer to the “consolidated financial statements,” “consolidated balance sheets,” “consolidated statements of operations,” “consolidated statements of cash flows” and “consolidated statements of stockholders’ equity,” respectively, of the Company, including the accounts of the Company and its wholly owned subsidiaries, if any. As of December 31, 2025, there were no wholly owned subsidiaries of the Company. The legal entity Mobcrush Streaming, Inc. was dissolved effective May 14, 2025. InPvP, LLC was sold in May 2025 as described at Note 4.

All references to “Note,” followed by a number reference, refer to the applicable corresponding numbered footnotes to these financial statements.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash and cash equivalents, working capital and an accumulated deficit as reflected on the balance sheet provided herein. For the years ended December 31, 2025 and 2024, the Company incurred net losses, and cash outflows from operating activities as reflected in the accompanying statements of operations and cash flows, respectively.

Improved Liquidity Due to Third and Fourth Quarter 2025 Restructuring Activities and Equity Financing

Equity Financing

The Company completed an equity financing, defined below as the October 2025 PIPE, totaling $20.0 million in gross proceeds ($18.5 million in proceeds net of offering costs), as described at Note 7. The proceeds provide significant working capital and liquidity to fund operations and meet the Company’s obligations as they arise. The Company intends to use the proceeds from the October 2025 PIPE for repayment of existing indebtedness totaling $1.5 million (refer to Note 6), implementation of a new corporate strategy, general corporate purposes and working capital.

Additional Conversions of Debt to Equity

During the third and fourth quarters of 2025, holders of an aggregate of approximately $7.4 million of the Company’s outstanding promissory notes exchanged or converted such notes into either common stock or preferred stock of the Company pursuant to (i) executed exchange agreements, or (ii) the existing conversion terms set forth in the underlying promissory note agreements. As a result, the Company eliminated approximately $7.4 million of principal and accrued interest obligations that would otherwise have required cash settlement in future periods, eliminating the Company’s debt obligations and related future cash commitments. Refer to Notes 5 and Note 6 for additional information regarding the exchange or conversion of debt for equity during the year ended December 31, 2025.

Operating Cost Reductions

Since approximately May 2024, the Company implemented a number of operating expense reduction initiatives designed to decrease future operating cash outflow requirements. These actions included workforce optimization, vendor contract renegotiations, reduced discretionary spending, and restructuring of non-core activities. Excluding noncash charges, these operating expense reductions resulted in a decrease in operating expense of approximately 31% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Considerations as of the Date of Issuance of Financial Statements

In connection with preparing the Company’s financial statements as of and for the year ended December 31, 2025, management evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued, in accordance with Accounting Standards Codification ("ASC") 205-40, “Presentation of Financial Statements”—Going Concern (“ASC 205-40”).

Based on, (i) cash and cash equivalents on hand as of the issuance date of these financial statements, (ii) net proceeds from the equity financings completed as of December 31, 2025, (iii) elimination of future cash obligations resulting from the conversion of debt into equity, and (iv) realized reductions in operating expense, management believes that the Company will have sufficient liquidity to meet its obligations as they become due for at least the twelve-month period following the issuance date of these financial statements as contemplated by ASC 205-40. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Smaller Reporting Company Status and Disclosure of Critical Audit Matters in the Auditors’ Opinion

We are a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Upon the completion of the Company’s initial public offering in February 2019, the Company elected to report as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act, which allowed the Company to take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to, the following:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;
●	being permitted to comply with reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements; and
●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We were eligible to remain an “emerging growth company” for five years from the date of the Company’s initial public offering, and as such, ceased being an “emerging growth company” as of Fiscal Year 2024. However, as described above the Company continues to be a “smaller reporting company.”

As a result of no longer qualifying for “emerging growth company” status, the Company’s independent auditors, commencing with their audit of the Company’s financial statements as of and for the years ended December 31, 2025 and 2024, are required by the Public Company Accounting Oversight Board (“PCAOB”) to include a description of Critical Audit Matters (“CAMs”) as a component of their audit opinion commencing with the audit of the Company’s financial statements for the year ended December 31, 2024.

A CAM is defined as any matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee, as a component of typical and customary matters required to be communicated to the audit committee each year and that:

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

For the years ended December 31, 2025 and 2024, the Company’s auditors have included descriptions of CAMs as described in their audit opinion under “Critical Audit Matters.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries, if any. All intercompany accounts and transactions have been eliminated in consolidation, if any. As of December 31, 2025, the Company had no wholly owned subsidiaries. Mobcrush Streaming, Inc. was dissolved effective May 14, 2025. InPvP, LLC was sold in May 2025, as described at Note 4.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles, stock-based compensation expense, accounting for business combinations and related contingent consideration, derecognition of assets, accounting for debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for debt modifications, exchanges and extinguishments, accounting for derivatives, including estimates and assumptions used to calculate the fair value of derivative instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgements.

Revenue Recognition

Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services and when the customer obtains control of the goods or services. In this regard, revenue is recognized when (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations; (ii) the entity can identify each party’s rights regarding the goods or services to be transferred; (iii) the entity can identify the payment terms for the goods or services to be transferred; (iv) the contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Transaction prices are based on the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, if any. The Company considers the explicit terms of the revenue contract, which are typically written and executed by the parties, the Company’s customary business practices, the nature, timing, and the amount of consideration promised by a customer in connection with determining the transaction price for the Company's revenue arrangements. Refunds and sales returns historically have not been material.

The Company generates revenue from brands and agencies by executing programs targeting U.S. audiences that include (i) mini-games and experiences within Roblox, Minecraft, and Fortnite, (ii) playable and rewarded video ads in mobile and immersive environments, (iii) in-game ads across mobile and PC, (iv) connected TV gaming applications and sponsorships, (v) custom integrations within games, (vi) interactive characters, and (vii) influencer content across social and digital video platforms. An additional emerging revenue source includes participation in revenue generated by select game properties.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction-by-transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the goods or services prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its media and advertising, publishing and content studio and direct to consumer revenue streams, except in situations where the Company utilizes a reseller partner with respect to media and advertising sales arrangements.

In the event a customer pays the Company consideration, or the Company has a right to an amount of consideration that is unconditional, prior to the Company’s transfer of a good or service to the customer, the Company reflects the contract as a contract liability when the payment is made or the payment is due, whichever is earlier. In the event the Company performs by transferring goods or services to a customer before the customer pays consideration or before payment is due, the Company reflects the contract as a contract asset, excluding any amounts reflected as a receivable.

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgements, assumptions and estimates may be required to determine each party’s rights regarding the goods or services to be transferred, each party’s performance obligations, whether performance obligations are satisfied at a point in time or over time, estimates of completion methodologies, the timing of satisfaction of performance obligations, whether we are a principal or agent in the arrangement and the appropriate period or periods in which, or during which, the completion of the earnings process and transfer of control occurs. Depending on the magnitude of specific revenue arrangements, if different judgements, assumptions and estimates are made regarding revenue arrangements in any specific period, the Company’s periodic financial results may be materially affected.

Media and Advertising

Media and advertising revenue primarily consists of direct and reseller sales of the Company’s on-platform media (including off-platform media) and analytics products, and influencer marketing campaign sales to third-party brands and agencies (hereinafter, “Brands”).

On Platform Media

On platform media revenue is generated from third party Brands advertising in-game on Roblox or other digital platforms, and prior to the Minehut Sale, on the Company’s Minehut Minecraft platform (Refer to Note 4, “Sale of Mineville” and “Sale of Minehut” below for information concerning the sale of the related digital properties in May 2025 and February 2024, respectively). Media assets include static billboards, video billboards, portals, 3D characters, Pop Ups and other media products. The Company works with Brands to determine the specific campaign media to deploy, target ad units and target demographics. The Company customizes the media advertising campaign and media products with applicable branding, images and design and place the media on the various digital platforms. Media is delivered via the Company’s Super Biz Roblox platform, the Roblox Immersive Ads platform, other platforms, and prior to the Minehut Sale, on the Company’s owned and operated Minehut platform. Media placement can be based on a cost per thousand, other cost per measure, or a flat fee. Media and advertising arrangements typically include contract terms for time periods ranging from one week to two or three months in length.

For on-platform media campaigns, the Company typically inserts media products on-platform (in-game) to deliver to the Brand a predetermined number of impressions identified in the underlying contract. The benefit accrues to the Brand at the time that the Company delivers the impression on the platform, and the media product is viewed or interacted with by the on-platform user. The performance obligation for on-platform media campaigns is each impression that is guaranteed or required to be delivered per the underlying contract. Each impression is considered a good or service that is distinct under the revenue standard, and the performance obligation under the Company’s on-platform media contracts is the delivery of a series of impressions. Each impression required to be delivered in the series that the Company promises to transfer to the Brand meets the criteria to be a performance obligation satisfied over time, due to the fact that (1) the Company’s performance does not create an asset with an alternative use to the Company, and (2) the Company has an enforceable right to payment for performance completed to date per the terms of the contract. Further, the same method is used to measure the Company’s progress toward complete satisfaction of the performance obligation to transfer each distinct impression, as in the transfer of the series of impressions to the customer, which is based on actual delivery of impressions. As such, the Company accounts for the specified series of impressions as a single performance obligation.

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

For influencer marketing campaigns that include multiple influencers, the customer can benefit from the influencer posts either on its own or together with other resources that are readily available to the customer. The Company’s influencer marketing campaigns for Brands (1) incorporate a significant service of integrating the goods or services with other goods or services promised in the contract (typically additional influencer posts) into a bundle of goods or services that represent the combined output that the customer has contracted for, and (2) the goods or services are interdependent in that each of the goods or services is affected by one or more of the other goods or services in the contract which combined, create an influencer marketing campaign to satisfy the Brand’s specific campaign objectives. The interdependency of the performance obligations is supported by an understanding of what a customer expects to receive as a final product with respect to an influencer marketing campaign, which is an integrated influencer marketing advertising campaign that the influencer posts create when they are combined into an overall integrated campaign.

Our customers receive and consume the benefits of each influencer’s post as the content is posted on the influencer’s respective social media outlet. In addition, the influencer marketing campaigns and videos created by influencers are highly customized advertising engagements, where Brand specific assets and collateral are created for the customer based on specific and customized specifications, and therefore, does not create an asset with an alternative use. Further, based on contract terms, the Company typically has an enforceable right to payment for performance to date during the term of the arrangement.

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

Publishing and Content Studio

Publishing and content studio revenue consists of revenue generated from immersive game development and custom game experiences within the Company’s owned and affiliate game worlds, and revenue generated in connection with the Company’s production, curation and distribution of entertainment content for the Company’s own network of digital channels and media and entertainment partner channels.

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

Custom integrations are highly customized advertising campaigns that are integrated into and run on existing affiliate Roblox gaming experiences. Custom integrations will often include the creation of highly customized and branded game integration elements to be integrated into the existing Roblox gaming experience to the customers specifications and other campaign-specific media or products. Prior to the Minehut Sale, the Company also created custom integrations on the digital property “Minehut” for Brands. Refer to Note 4, “Sale of Mineville” and “Sale of Minehut” below for information concerning the sale of the related digital properties in May 2025 and February 2024, respectively.

Our custom builds and custom integration (hereinafter, “Custom Programs”) campaign revenue arrangements typically include multiple promises and performance obligations, including requirements to design, create and launch a platform game, customize and enhance an existing game, deploy media products, and related performance measurement. Custom Programs offer a strategically integrated advertising campaign with multiple integrated components, and the Company provides a significant service of integrating the goods or services with other goods or services promised in the contract into a bundle of goods or services that represent the combined output or outputs that the customer has contracted for. As such, Custom Program revenue arrangements are combined into a single performance unit, as the Company’s performance does not create an asset with an alternative use to the entity and the Company typically has an enforceable right to payment for performance to date during the term of the arrangement.

We recognize revenues for Custom Programs based on input methods, that recognize revenue based upon estimates of progress toward complete satisfaction of the contract performance obligations, utilizing primarily costs or direct labor hours incurred to date to estimate progress towards completion.

Content Production

Content production revenue is generated in connection with the Company’s production, curation and distribution of entertainment content for the Company’s own network of digital channels and media and entertainment partner channels. The Company distributes three primary types of content for syndication and licensing, including (1) the Company’s own original programming content, (2) user generated content (“UGC”), including online gameplay and gameplay highlights, and (3) the creation of content for third parties utilizing the Company’s remote production and broadcast technology.

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

As a result, each one-off or monthly promise to provide content production services is a distinct good or service that the Company promises to transfer and are therefore performance obligations. In general, content production contracts do not meet the criteria for recognition of revenues over time as the customer typically does not simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs, the Company’s performance does not typically create or enhance an asset that the customer controls, and while the Company’s performance does not create an asset with an alternative use, the Company typically has a right to payment upon completion of each distinct performance obligation.

A performance obligation is satisfied at a point in time if none of the criteria for satisfying a performance obligation over time are met. For content production arrangements, the Company has a right to payment and the customer has control of the good or service at the time of completion and delivery of the one-off or monthly content production services in accordance with the terms of the underlying contract. As such, revenue is recognized at the time of completion of the one-off or monthly content production services.

Direct to Consumer

Direct to consumer revenue primarily consists of monthly digital subscription fees, and sales of in-game digital goods. Subscription revenue is recognized in the period the services are rendered. Payments are typically due from customers at the point of sale.

Refer to Note 4, “Sale of Mineville” and “Sale of Minehut” below for information concerning the sale of the related digital properties in May 2025 and February 2024, respectively.

InPvP Platform Generated Sales Transactions

Through a relationship with Microsoft, the owner of Minecraft, the Company operated a Minecraft server world for players playing the game on consoles and tablets. The Company was one of seven partner servers with Microsoft that, while “free to play,” monetize the players through in-game micro transactions. The Company generated in-game platform sales revenue from the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, leveraged the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue was generated when transactions were facilitated between Microsoft and the end user, either via in-game currency or cash.

InPvP revenues were generated from single transactions for various distinct digital goods sold to users in-game. Microsoft processed sales transactions and remitted the applicable revenue share to the Company pursuant to the terms of the Microsoft agreement.

Revenue for digital goods sold on the platform were recognized when Microsoft (our partner) collected the revenue and facilitates the transaction, including delivery of digital goods, on the platform. Revenue for such arrangements included all revenue generated, make goods, and refunds of all transactions managed via the platform by Microsoft. Payments were made to the Company monthly based on the sales revenue generated on the platform.

Revenues were comprised of the following for the years ended December 31:

	2025	2024
Media and advertising	$5,601,000	$6,696,000
Publishing and content studio	5,428,000	8,607,000
Direct to consumer	313,000	879,000
	$11,342,000	$16,182,000

For the fiscal years ended December 31, 2025 and 2024, 46% and 47% of revenues were recognized at a single point in time, and 54% and 53% of revenues were recognized over time, respectively.

Contract assets totaled $107,000 at December 31, 2025, and $372,000 at December 31, 2024, and are included in prepaids and other assets on the accompany balance sheets. Contract liabilities totaled $566,000 at December 31, 2025 and $50,000 at December 31, 2024. Revenue recognized during the year ended December 31, 2025 relating to contract liabilities as of December 31, 2024 totaled $50,000. Revenue recognized during the year ended December 31, 2024 relating to contract liabilities as of December 31, 2023 totaled $289,000.

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

Cost of Revenues

Cost of revenues includes direct costs incurred in connection with the satisfaction of performance obligations under the Company’s revenue arrangements, including internal and third-party engineering, creative, content, broadcast and other personnel, talent and influencers, internal and third-party game developers, third-party ad-platform, content capture and production services, direct marketing, cloud services, software, prizing, and revenue sharing fees.

Engineering, Technology and Development Costs

Components of the Company’s platform are available on a “free to use,” “always on basis,” and are utilized and offered as an audience acquisition tool, as a means of growing the Company’s audience, engagement, viewership, players and community. Engineering, technology and development related operating expense includes the costs described below, incurred in connection with the Company’s audience acquisition and viewership expansion activities. Engineering, technology and development related operating expense includes (i) allocated internal engineering personnel expense, including salaries, noncash stock compensation, taxes and benefits, (ii) third-party contract software development and engineering expense, (iii) internal use software cost amortization expense, and (iv) technology platform related cloud services, broadband and other platform expense, incurred in connection with the Company’s audience acquisition and viewership expansion activities, including tools and product offering development, testing, minor upgrades and features, free to use services, corporate information technology and general platform maintenance and support.

Cash and Cash Equivalents

The Company considers all highly-liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2025 and 2024, cash balances totaled $5,377,000 and $1,310,000, respectively. At December 31, 2025 and 2024 cash equivalent balances totaled $9,013,000 and $0, respectively. At December 31, 2025, cash equivalents were comprised solely of investments in highly-liquid U.S. treasury money market funds, valued based on quoted market prices, a Level 1 input.

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. At each balance sheet date, the Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable forecasts of future economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when they are determined to be uncollectible. As of December 31, 2025 and 2024, no allowance for expected credit losses was deemed necessary.

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

Certain liabilities are required, or elected, to be recorded at fair value on a recurring basis in accordance with applicable guidance. As described in the notes below, certain promissory notes, convertible notes, contingent consideration, warrant liabilities and contingent interest derivatives outstanding during the periods presented are recorded at fair value. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the periods presented.

Certain long-lived assets may be periodically required to be measured at fair value on a nonrecurring basis, including long-lived assets that are impaired. The fair value for other assets and liabilities such as cash, accounts receivable, other receivables, prepaid expense and other current assets, accounts payable and accrued expense, and contract liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated, and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Equity-linked instruments that are deemed to be freestanding instruments issued in conjunction with convertible debt, common stock or preferred stock are accounted for separately. For equity linked instruments classified as equity, the proceeds are allocated based on the relative fair values of the common stock or preferred stock and the equity-linked instrument following the guidance in Financial Accounting Standards Board (“FASB”) ASC Topic 505, “Equity” (when issued in conjunction with common stock), and ASC Topic 470, “Debt” (“ASC 470”) (when issued in conjunction with debt).

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

Acquisitions

Acquisition Method. Acquisitions that meet the definition of a business under FASB ASC Topic 805, “Business Combinations” (“ASC 805”), are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the statements of operations.

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

Contingent consideration that is paid to sellers that remain employed by the acquirer and linked to future services is generally considered compensation cost and recorded in the statements of operations in the post-combination period.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and significant decline in the Company’s stock price for a sustained period. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

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

Goodwill

The Company currently has one reporting unit. As of December 31, 2025 and 2024, goodwill totaled $1,864,000. There were no changes in the carrying amount of goodwill for the periods presented.

Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of the Company’s assets and liabilities, including goodwill, when performing the Company’s goodwill impairment tests. The Company operates in one reporting segment.

If a potential impairment exists, a calculation is performed to determine the fair value of existing goodwill. This calculation can be based on quoted market prices and / or valuation models, which consider the estimated future undiscounted cash flows resulting from the reporting unit, and a discount rate commensurate with the risks involved. Third-party appraised values may also be used in determining whether impairment potentially exists. In assessing goodwill impairment, significant judgment is required in connection with estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors that are used to determine the fair value of the Company’s reporting unit. If these estimates or related projections change in future periods, future goodwill impairment tests may result in charges to earnings.

When conducting the Company’s annual or interim goodwill impairment assessment, the Company has the option to initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. In evaluating whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, the Company considers the guidance set forth in ASC 350, which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances.

At December 31, 2025 and 2024, the Company bypassed the optional qualitative assessment and performed a quantitative goodwill impairment test. The Company utilizes an estimate of the market capitalization of the Company as of December 31, 2025 and 2024, a Level 1 input, based on the 30-day volume weighted average of the Company’s stock price immediately prior to December 31, 2025, to estimate the fair value of the Company’s single reporting unit. Based on the analysis, as of December 31, 2025 and 2024, the estimated fair value of the Company’s reporting unit totaled $29.0 million and $27.0 million, respectively, compared to a carrying value of the Company’s single reporting unit of approximately $17.5 million and $0.17 million, respectively. Based on the analysis, the fair value of the Company’s single reporting unit exceeded its carrying value as of December 31, 2025 and 2024, and therefore, the Company concluded that goodwill was not “more likely than not” impaired as of December 31, 2025 and 2024.

Stock-Based Compensation

Compensation expense for stock-based awards is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, typically on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. Compensation expense for awards with performance conditions that affect vesting is recorded only for those awards expected to vest or when the performance criteria are met. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of stock option and common stock purchase warrant awards is estimated on the date of grant utilizing the Black-Scholes-Merton option pricing model (“Black-Scholes”). The Company utilizes the simplified method for estimating the expected term for options granted to employees due to the lack of available or sufficient historical exercise data for the Company for the applicable options terms. The Company accounts for forfeitures of awards as they occur. Estimates of expected volatility of the underlying common stock for the expected term of the stock option used in the Black-Scholes option pricing model are determined by reference to historical volatilities of the Company’s common stock and historical volatilities of similar companies.

Grants of equity-based awards (including warrants) to non-employees in exchange for consulting or other services are accounted for using the grant date fair value of the equity instruments issued.

A condition affecting the exercisability or other pertinent factors used in determining the fair value of an award that is based on an entity achieving a specified share price constitutes a market condition pursuant to FASB ASC Topic 718, “Stock based Compensation” (“ASC 718”). A market condition is reflected in the grant-date fair value of an award, and therefore, a Monte Carlo simulation model is utilized to determine the estimated fair value of the equity-based award. Compensation cost is recognized for awards with a market condition, provided the requisite service period is satisfied, regardless of whether the market condition is ever satisfied.

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

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying balance sheets. For the years ended December 31, 2025 and 2024, financing costs charged against gross proceeds in connection with equity financings totaled $1,670,000 and $343,000, respectively. Deferred financing costs, included in prepaid expense and other current assets, at December 31, 2025 and 2024, totaled $888,000 and $64,000, respectively.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the balance sheets as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the statements of operations. For the years ended December 31, 2025 and 2024, debt financing costs expensed as incurred in connection with debt financings totaled $554,000 and $180,000, respectively.

Debt

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes and convertible notes issued, as described at Note 6, under the fair value option election pursuant to ASC 825, “Financial Instruments” (“ASC 825”), as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying statements of operations. With respect to the promissory notes described at Note 6, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying statements of operations.

The fair value of the promissory notes described at Note 6 was estimated based on a calculation of the present value of the related cash flows (i.e. payments of principal and interest based on contractual agreement terms) using a discount rate that reflected market rates and related credit risk (Level 3 inputs). The FVO was elected for the promissory notes described at Note 6 due to the short-term nature of the promissory notes and to provide relevant and timely information regarding the current market value of the debt, which is marked to market at each balance sheet date reflecting the effects of market fluctuations and other factors.

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interests rates or other variables, which are reflected in the statements of operations. Variations in any of these judgements and estimates could have a material impact on the Company’s financial results.

The Company may issue convertible debt instruments that include detachable common stock purchase warrants. The Company evaluates the terms of each instrument to determine the appropriate accounting treatment under ASC 825-10, “Fair Value Option,” ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company has elected the FVO for certain convertible debt instruments, as described at Note 6. Under the FVO, the entire debt instrument, including any embedded conversion feature, is initially recognized and subsequently measured at fair value, with changes in fair value recognized in earnings within other income (expense) in the statement of operations each reporting period. The fair value election eliminates the need to separately account for the embedded conversion feature under ASC 815-40.

Detachable warrants issued in connection with convertible debt are evaluated separately from the debt instrument. If the warrants meet the criteria for equity classification under ASC 815-40 (including the fixed-for-fixed equity scope exception and no cash-settlement provisions), the warrants are recorded in additional paid-in capital and are not subsequently remeasured. If the warrants do not meet the criteria for equity classification, they are accounted for as derivative liabilities at fair value with changes in fair value recognized in earnings. The classification equity-linked instruments is reassessed at each balance sheet date. If the classification changes as a result of events during the applicable period, the equity linked instrument shall be reclassified as of the date of the event that caused the reclassification. If an equity-linked instrument is reclassified from an asset or a liability to equity, gains or losses recorded to account for the equity-linked instrument at fair value during the period that the contract was classified as an asset or a liability are not reversed. The equity-linked instrument is marked to fair value immediately before the reclassification.

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

Debt Modifications and Extinguishments

Modifications to debt obligations are initially analyzed to determine whether the modification qualifies as a troubled debt restructuring (“TDR”). A modification is a troubled debt restructuring if both (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. In determining if a company is experiencing financial difficulties for a TDR, as contemplated by the applicable standard, several factors are considered including whether the Company is currently in payment default on any debt, if there is a high probability of future default without modification, bankruptcy considerations, or if there is substantial doubt about the Company’s ability to continue as a going concern. A lender is granting a concession when the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt. The recognition and measurement of the impact of a TDR on the financial statements depends on whether the future undiscounted cash flows specified by the new terms are greater (gain is recorded in the statements of operations for the difference) or less (no gain is recorded in the statements of operations for the difference) than the carrying value of the debt.

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

If the modification is not deemed to be substantially different, the modification is accounted for as an adjustment to the carrying amount of the debt, with a recalculated effective interest rate. If the modification is deemed to be substantially different, then the modification is accounted for as an extinguishment of the original debt and issuance of new debt, requiring the recognition of a gain or loss on the extinguishment in the statements of operations.

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

Debt or Other Liabilities Exchanged for Equity or Equity-Linked Instruments - Fair Value Option

The Company may settle or exchange debt instruments by issuing equity securities (i.e., common stock or preferred stock). Upon settlement or exchange of FVO-elected debt for the Company’s equity securities, the carrying amount of the debt immediately prior to settlement represents its fair value at the settlement date. Any difference between the fair value of the equity instruments (or other assets) issued and the carrying amount of the debt extinguished is recognized as a gain or loss in earnings within other income (expense) in the statements of operations at the time of the exchange. Equity instruments issued in settlement of debt are recorded in stockholders’ equity at their fair value on the settlement date. Any incremental direct costs associated with issuing equity securities are accounted for as a reduction to additional paid-in capital.

The exchange of a liability (for example a liability-classified common stock purchase warrant) for an equity-classified instrument (for example an equity classified common stock purchase warrant) is accounted for as an extinguishment of the liability and issuance of a new equity-linked instrument at fair value. Any difference between the fair value of the equity instruments issued and the carrying amount of the liability extinguished is recognized as a gain or loss in other income (expense) in the statements of operations, as described above.

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales, if any, are included in the statements of operations. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheets at fair value.

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. Commitment fees charged irrespective of drawdown activity are recognized as expense on a straight line basis over the commitment period and included in other income (expense) in the statements of operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents in highly rated money market funds. Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Year Ended December 31,
	2025			2024
Number of customers > 10% of revenues / percent of revenues	Two	/	22%	Two	/	20%

Revenue concentrations were comprised of the following revenue categories:

	Year Ended December 31,
	2025	2024
Advertising and sponsorships	10%	10%
Publishing and content studio	12%	10%
	22%	20%

	December 31, 2025			December 31, 2024
Number of customers > 10% of accounts receivable / percent of accounts receivable	Three	/	57%	Three	/	45%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	24%	Two	/	21%

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. During the periods presented, potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding preferred stock including related AIRs, convertible notes payable, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings.

A reconciliation of net loss to net loss attributable to common stockholders is as follows for the periods presented:

	Fiscal Year Ended December 31,
	2025	2024
Net loss	$(20,717,000)	$(16,635,000)
Deemed dividend on Series AA Preferred Stock – down round feature	(308,000)	-
Deemed dividend on exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock	7,685,000	-
Deemed dividend – Issuance of Series B Warrants	(6,296,000)	-
Preferred stock dividends paid or accrued– common stock	(291,000)	(4,386,000)
Net loss attributable to common stockholders - basic	$(19,927,000)	$(21,021,000)

	Fiscal Year Ended December 31,
Anti-dilutive shares excluded from diluted earnings per share calculation:	2025	2024
Preferred Stock, as converted basis	97,917	21,084
Options, warrants (employee and non-employee issued for services), restricted stock units	538,167	7,584
PIPE Warrants	1,666,667	-
Other warrants	1,215,084	-
AIRs	-	17,500
	3,517,835	46,168

The Company issued certain prefunded warrants with a nominal exercise price, as described in Note 7. Due to the fact that the holders of prefunded warrants to purchase Common Stock have the present ability to obtain common shares of the Company for little or effectively no additional consideration, the prefunded warrants are treated as common shares outstanding for purposes of basic and diluted earnings per share.

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

Preferred Stock Dividends

Dividends on preferred stock paid in another class of stock are recorded at the fair value of the shares issued as a charge to retained earnings. Dividends declared on preferred stock that are payable in the Company’s common shares are deducted from earnings available to common shareholders when computing earnings per share. Dividends on preferred stock that are due, but unpaid, are reflected in accrued liabilities in the balance sheet until paid.

Certain of the Company’s outstanding preferred stock contain a conversion price down round feature subject to a contractual floor pursuant to the underlying rights in the applicable certificate of designation. Upon the occurrence of a triggering event that results in a reduction of the conversion price for an equity-classified convertible preferred stock, the Company measures the value of the effect of the feature as the difference between the fair value of the financial instrument without the down round feature, with a conversion price corresponding to the currently stated conversion price of the issued instrument, and the fair value of the financial instrument without the down round feature with a conversion price corresponding to the reduced conversion price upon the down round feature being triggered. The value of the effect of a down round feature that is triggered is recognized as a charge to retained earnings and a reduction to income available to common stockholders in the computation of earnings per share. Refer to the statements of stockholders’ equity for total charges to accumulated deficit as a result of the triggering of down round features related to outstanding preferred stock for the periods presented.

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

On July 4, 2025, H.R.1 – 119th Congress (2025-2026) (“H.R.1”) was signed into law. H.R.1 introduces changes to United States tax policy, trade regulations, and federal spending priorities. Key provisions include the extension and modification of tax provisions from the 2017 Tax Cuts and Jobs Act, modification of certain energy-related tax credits and incentives, and timing of deductions related to certain domestic expenses. The enactment of H.R.1 did not have a material impact on the Company’s statements of operations, financial position or cash flows for the periods presented herein.

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

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements.

Accounting Standards Updates ("ASU") applicable to the Company that were recently adopted are summarized below.

ASU	Description	Date Adopted
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)

This ASU requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures.

The Company adopted this guidance on a prospective basis for annual periods beginning after December 15, 2024. Accordingly, the financial statements for prior periods have not been adjusted to reflect the adoption of this standard.

January 1, 2025

Recently Issued Accounting Pronouncements – Not yet adopted.

ASUs applicable to the Company that were recently issued are summarized below.

ASU	Description	Effective Date
Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11)

The amendments in this update are intended to enhance clarity and consistency in interim reporting disclosures. The update improves the navigability of interim reporting guidance, provides a comprehensive list of required disclosures, and includes a new disclosure principle for reporting material events occurring after the most recent annual period.

The Company is currently evaluating the effect of adoption of this update on the Company’s financial statements.

Fiscal years beginning after December 15, 2027, and interim periods within those fiscal years
Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (ASU 2024-04)

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

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

Fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03)

This ASU requires that an entity disaggregate relevant expense captions presented on the face of the income statement into natural expense categories within the footnotes of the financial statements. In addition, a separate disclosure of selling expense is required to be presented. The ASU is intended to allow stakeholders to better understand the components of an entity’s expenses.

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

Fiscal years beginning after December 15, 2026
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)

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

Fiscal years beginning after December 15, 2025, including interim periods within those fiscal years
Intangibles - Goodwill and Other – Internal - Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

This standard updates the recognition model for internal-use software by eliminating the project stage framework and requiring capitalization once projects are approved and completion is probable, and also clarifies related disclosure requirements.

Early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.

Fiscal years beginning after December 15, 2027, including interim periods within those years

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2025	2024

Computer hardware	$3,346,000	$3,346,000
Furniture and fixtures	356,000	356,000
	3,702,000	3,702,000
Less: accumulated depreciation and amortization	(3,694,000)	(3,678,000)
	$8,000	$24,000

Depreciation and amortization expense for property and equipment was $16,000 and $70,000 for the years ended December 31, 2025 and 2024, respectively.

4.	INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following as of December 31:

	2025	2024	Weighted Average Amortization Period (Years)

Partner and customer relationships	$7,239,000	$7,645,000	6.5
Capitalized software development costs	4,939,000	4,774,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	3,920,000	3,931,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	795,000	745,000	5.5
	20,229,000	20,431,000	5.0
Less: accumulated amortization	(18,444,000)	(16,361,000)
Intangible and other assets, net	$1,785,000	$4,070,000

Total amortization expense included in operating expense for the fiscal years ended December 31, 2025 and 2024 totaled $2,176,000 and $2,544,000, respectively.

Sale of Mineville

On May 19, 2025, the Company entered into a Membership Interest Purchase and Sale Agreement (the “Mineville Purchase Agreement”) with Mineville, LLC, a Delaware limited liability company (“Purchaser”), pursuant to which the Company agreed to sell, and Purchaser agreed to purchase, 100% of the membership interests (the “Interests”) of InPvP, LLC (“InPvP”). Prior to the consummation of the transactions (the “Mineville Closing”) contemplated by the Mineville Purchase Agreement (the “Mineville Sale”), InPvP was a wholly owned subsidiary of the Company that operated the Company’s Mineville digital property. The closing of the Mineville Sale occurred simultaneously with the execution of the Mineville Purchase Agreement. The Purchaser paid cash consideration totaling $350,000 at the Mineville Closing to acquire the Interests.

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

The net carrying value of Mineville assets sold totaled $350,000 as of May 19, 2025, which historically were included in intangible assets, net in the balance sheets, resulting in no gain or loss in connection with the Mineville Sale.

Sale of Minehut

On February 29, 2024, the Company sold its Minehut related assets (“Minehut Assets”) to GamerSafer, Inc. (“GamerSafer”), in a transaction approved by the Company’s Board of Directors (the “Board”). Pursuant to the Asset Purchase Agreement entered into by and between GamerSafer and the Company on February 26, 2024 (the “GS Agreement”), the Company received $1.0 million of purchase consideration (“Minehut Purchase Consideration”) for the Minehut Assets, which amount was paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement (the “Minehut Sale”). Other than with respect to the GS Agreement, there is no relationship between the Company or its affiliates with GamerSafer or its affiliates. The transaction allowed Super League to streamline its position in partnering with major brands to build, market, and operate 3D experiences across multiple immersive platforms, including open gaming powerhouses like Minecraft, and aligns with the Company’s cost improvement initiatives. Super League and GamerSafer maintain a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which is included in other income in the statement of operations for the year ended December 31, 2024. The Minehut Purchase Consideration in the GS Agreement was variable pursuant to the guidance set forth in FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, are recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the years ended December 31, 2025 and 2024, totaled $343,000 and $39,000, respectively. From the date of sale of the Minehut Assets through December 31, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $1,000,000.

The Company expects to record aggregate amortization expense for each of the five succeeding fiscal years as follows:

For the years ending December 31,
2026	$1,134,000
2027	448,000
2028	190,000
2029	13,000
2030	-
$1,785,000

Intangible asset amortization expense for the periods presented was included in the following operating expense line items:

	Fiscal Year Ended December 31,
	2025	2024
Sales, marketing and advertising	$666,000	$773,000
Engineering, technology and development	997,000	1,070,000
General and administrative	513,000	701,000
Total amortization expense	$2,176,000	$2,544,000

5.	ACQUISITIONS

Acquisition of Melon, Inc. – Contingent Consideration

On May 4, 2023 (“Melon Acquisition Date”), Super League entered into an Asset Purchase Agreement (the “Melon Purchase Agreement”) with Melon, Inc., a Delaware corporation (“Melon”), pursuant to which the Company acquired substantially all of the assets of Melon (the “Melon Assets”) (the “Melon Acquisition”).

Contingent consideration related to the Melon Acquisition was recorded as a liability in the accompanying balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the Company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The fair value of the Melon Contingent Consideration on the respective valuation dates through to the end of fiscal year 2024 final earn out period was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included risk-free interest rates ranging from 4.04 % to 5.35%, volatility rates ranging from 70% to 85%, and discount rate of 30%.

The change in fair value, which is included in contingent consideration expense in the statements of operations for the applicable periods presented was comprised of the following:

	2025	2024
Beginning balance	$138,000	$538,000
Change in fair value (3)	(14,000)	(148,000)
Current period accrued contingent consideration	-	(130,000)
Contingent consideration payments (2)	(124,000)	(122,000)
Accrued contingent consideration (1)	$-	$138,000

(1)	As of December 31, 2024, the accrual for the Melon Second Earn Out Period included 75 shares of common stock valued at $297.60, the closing price of the Company’s common stock as of December 31, 2024.
(2)

During the year ended December 31, 2025, the Company paid Melon Accrued Contingent Consideration related to the Melon Second Earn Out Period, comprised of $116,000 of cash and 75 shares of the Company’s common stock valued at $8,000. During the year ended December 31, 2024, the Company paid accrued Melon Contingent Consideration related to the Melon First Earn Out Period, comprised of $32,000 of cash payments and payment of 151 shares of the Company’s common stock valued at $90,000 on the date of issuance.

(3)	Reflected in the statements of operations for the applicable period.

Acquisition of Super Biz – Contingent Consideration

On October 4, 2021 (“Super Biz Closing Date”), the Company entered into an Asset Purchase Agreement (the “Super Biz Purchase Agreement”) with Super Biz Co. and the founders of Super Biz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Super Biz (the “Super Biz Assets”), and (ii) the personal goodwill of the Founders regarding Super Biz’s business (the “Super Biz Acquisition”).

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

The Super Biz Contingent Consideration was accounted for as post-combination services and expensed in the period that payment of any amounts of contingent consideration is determined to be probable and reasonably estimable. Contingent consideration is recorded as a liability in the accompanying balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the Company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

As described below, in August 2024 the accrued Super Biz Contingent Consideration, comprised solely of the cash portion of the continent consideration for the final earn out period, was converted into an unsecured promissory note. The net change in fair market value related to accrued Super Biz Contingent Consideration for the years ended December 31, 2025 and 2024 totaled $0 and $9,000, respectively. Payments related to accrued Super Biz Consideration for the years ended December 31, 2025 and 2024 totaled $0 and $38,000 (64 shares of Common Stock), respectively.

Issuance of Promissory Note. In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the accrued contingent consideration outstanding related to the final earn out period, with a principal amount totaling $1,765,000 (the “Super Biz Note”).

Interest accrued on the outstanding principal at the rate of 8.5% per annum, and accrued until the earlier of (i) repayment of the Super Biz Note in full, or (ii) the Maturity Date; provided, however, during the existence of an event of default, as defined in the Super Biz Note, interest would accrue on all outstanding principal at the contractual default rate, as defined in the Super Biz Note. Super Biz Note related interest expense for the years ended December 31, 2025 and 2024 totaled $36,000 and $64,000, respectively.

Restricted Common Stock Issuance. In addition, in connection with the August 2024 issuance of the Super Biz Note, the Company issued 547 shares of the Company’s common stock to the Founders in January 2025.

The issuance of the Super Biz Note in exchange for the related accrued contingent consideration balance was accounted for as an extinguishment of the original liability due to the fact that the present value of the cash flows under the terms of Super Biz Note was determined to be at least 10 percent different from the present value of the remaining cash flows under the terms of the original obligation. As a result, a loss on extinguishment totaling $336,000 was recorded in the statements of operations for the year ended December 31, 204, primarily comprised of the fair value of the 547 shares of restricted stock (based on closing price of the Company’s common stock on the date of issuance of the Super Biz Note) issued, as described above.

On June 13, 2025, the Company entered into (a) Amendment No. 1 to Super Biz Note (the “Drozdov Amendment”), originally issued on August 1, 2024, to Sam Drozdov (“Drozdov”)(the “Drozdov Note”); (b) Amendment No. 1 to Super Biz Note (the “Khakshoor Amendment”), originally issued on August 1, 2024, to Ben Khakshoor (“Khakshoor”) (the “Khakshoor Note”); and (c) Amendment No. 1 to Super Biz Note (the “Firepit Amendment”, and collectively with the Drozdov Amendment and the Khakshoor Amendment, the “Super Biz Note Amendments”), originally issued on August 1, 2024, to Firepit Partners Co. (f/k/a Bloxbiz Co.) (“Firepit”, and collectively with Drozdov and Khakshoor, the “Super Biz Lenders”) (the “Firepit Note”, and collectively with the Drozdov Note and the Khakshoor Note, the “Super Biz Amended Notes”).

Pursuant to the Super Biz Note Amendments, (a) the maturity date for each of the Super Biz Amended Notes was extended to August 1, 2025 (the “Amended Maturity Date”); and (b) beginning on June 1, 2025, through the Amended Maturity Date, the interest rate on each of the Super Biz Amended Notes was increased to 20%. As consideration for entering into the Super Biz Note Amendments, the Company agreed to pay (x) two payments of $18,750 to each of Drozdov and Khakshoor; and (y) two payments of $12,500 to Firepit (collectively, the “Consideration Payments”). The first Consideration Payment was paid on June 15, 2025.

The June 13, 2025 modification of the Super Biz Note was accounted for as a modification as the lender did not grant any concessions and the debt terms were not determined to be “substantially different” from the original debt, as described at Note 2.

On July 8, 2025, the Company entered into exchange agreements with (i) Khakshoor, pursuant to which the Company and Khakshoor agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Khakshoor, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Khakshoor will be issued 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Khakshoor Agreement”); (ii) Drozdov, pursuant to which the Company and Drozdov agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Drozdov, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $711,361, Drozdov would be granted 711,361 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Drozdov Agreement”); and (iii) Firepit, pursuant to which the Company and Firepit agreed that in exchange for the surrender and forgiveness of that certain promissory note issued to Firepit, dated August 1, 2024, and amended on June 13, 2025, with the principal and interest thereon being equal to $474,242, Firepit would be granted 474,242 shares of the Company’s Series AAAA Jr. Convertible Preferred Stock (the “Firepit Agreement”, and collectively with the Khakshoor Agreement and Drozdov Agreement, the “SB Exchange Agreements”).

The July 8, 2025 exchange of the Super Biz Amended Notes for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the related promissory notes, resulting in a loss on extinguishment of liability of $161,000, included in the statement of operations for the year ended December 31, 2025.

6.	DEBT

Promissory Notes Accounted for at Fair Value

Agile I

On November 8, 2024 (the “Agile I Effective Date”), the Company entered into a loan agreement with Agile Capital Funding, LLC, as collateral agent (“Agile”) (the “Agile I Loan Agreement”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $1.85 million (the “Agile I Note”). Pursuant to the Agile I Loan Agreement, (i) the Agile I Note matured 28 weeks from the Agile I Effective Date; (ii) carried an aggregate total interest payment of approximately $0.78 million (the “Applicable Rate”), and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile I Loan Agreement), interest accrued at a fixed per annum rate equal to the Applicable Rate plus five percent, or 42%. The Company was required to repay all the obligations due under the Agile I Loan Agreement and the Agile I Note in 28 equal payments of $93,821 with the first payment being made to Agile on November 14, 2024, and every seven days thereafter until the Maturity Date. The proceeds received from the Agile I Note were used to fund general working capital needs.

Pursuant to the Agile I Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Agile I Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engaged in the management of the Company without prior notice to Agile, (c) a change in control of the Company or otherwise approve the liquidation or dissolution of the Company or its Subsidiary (collectively, a “Change in Business, Management, or Ownership”), or (d) the Term Loan is accelerated upon the occurrence of an Event of Default, the Company would be required to immediately pay to Agile an amount equal to the sum of (i) all outstanding principal of the Agile I Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts. The Company was allowed to make a full or partial prepayment of any or all of the obligations arising under the Agile I Loan Agreement and the Agile I Note, provided the Company would be obligated to pay a contractual prepayment fee.

The Agile I Loan Agreement imposed various restrictions on the activities of the Company, including, subject to certain exceptions set forth in the Agile I Loan Agreement, a prohibition on (i) creating, incurring, assuming, or being liable for any indebtedness, or allow the Subsidiary to do so (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); (ii) any Change in Business, Management, or Ownership; (iii) fundamental changes to the Company or its subsidiaries (including certain consolidations, mergers and sales/transfers of assets outside the ordinary course of business, and limitations on the ability of the Company and its Subsidiary to grant liens upon their property or assets); (iv) pay any dividends (other than dividends payable solely in capital stock) or make any distribution or payment in respect of or redeem, retire or purchase any capital stock; (v) enter into certain transactions with the Company’s affiliates; (vi) make or permit any payment on any debt that is subordinate to the obligations under the Agile I Loan Agreement and the Agile I Note (expressly excluding up to $3,000,000 of unsecured loans through one or more third parties); and (vi) other than in the ordinary course of business, entering into any material agreement, or terminating or materially amending a material agreement.

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

In connection with entering into the Agile I Loan Agreement, the Company was required to pay an administrative fee of $92,500 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile I Note and expensed in “other income (expense)” in the statements of operations.

On February 10, 2025, in connection with entering into the Agile II Loan Agreement as described below, the Company paid the remaining balance of the Agile I Note, including interest for the remaining term, totaling $1.5 million.

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile Lending, LLC (collectively, “Agile”), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement, (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carried an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest would accrue at a fixed per annum rate equal to the applicable rate plus five percent, or 42%. The Company was required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs.

Pursuant to the Agile II Loan Agreement, upon the occurrence of certain events, including (a) a change in the Company’s business other than the business engaged in by the Company on the Aigle II Effective Date, (b) cause or permit, voluntarily or involuntarily, any Key Person to cease being actively engagement in the management of the Company without prior notice to Agile, (c) a change in control of the Company (expressly excluding pending transactions) or otherwise approve the liquidation or dissolution of the Company (collectively, a “Change in Business, Management, or Ownership”), or (d) the RP Note is accelerated upon the occurrence of an Event of Default, the Company would be required to immediately pay to Agile an amount equal to the sum of (i) all outstanding principal of the Agile II Note plus accrued and unpaid interest thereon through the prepayment date, (ii) a fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date (the “Prepayment Fee”), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts. The Company was allowed to make a full or partial prepayment (and receive a discount thereon if repaid in full within sixty days of note issuance) of any or all of the obligations arising under the Agile II Loan Agreement and the Agile II Note, provided the Company shall be obligated to pay the Prepayment Fee.

The Agile II Loan Agreement imposed various restrictions on the activities of the Company consistent with the Agile I Loan Agreement described above under the heading “Agile I.”

As security for the full and prompt payment and performance of any obligations arising under the Agile II Loan Agreement and the Agile II Note, the Company granted to Agile a continuing first priority security interest in all the assets of the Company; provided, however, the filing of a financing statement and/or the taking of any action required to perfect Agile’s security interest in the collateral may only occur upon an event of default. The Agile II Loan Agreement also provided for standard Events of Default, customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default.

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other income (expense)” in the statements of operations. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

On July 10, 2025, the Company entered into an exchange agreement (the “Agile Exchange Agreement”) with Agile, pursuant to which the Company and Agile agreed that in exchange for the surrender and forgiveness of the Agile II Note, dated February 7, 2025, with the remaining amount of principal and interest thereunder being $1,331,250, Agile received (a) 3,678 shares of common stock (the “Agile Exchange Shares”), (b) pre-funded warrants to purchase 14,419 shares of common stock (the “Agile Pre-Funded Warrants”, and collectively with the Agile Exchange Shares, the “Agile Exchange Securities”), with the Agile Exchange Securities valued at a price of $68.04, such amount above the Nasdaq Minimum Price, and (c) four equal cash payments of $25,000 to Agile, totaling $100,000.

The July 10, 2025 exchange of the balance of the Agile II Note for shares of the Company’s Common Stock was accounted for as an extinguishment of the Agile II Note, resulting in the derecognition of the related liability and the recording of the fair value of the equity securities and other assets exchanged on the date of settlement. The Agile II Note was accounted for under the FVO, and therefore, the carrying amount of the Agile II Note immediately prior to settlement represented its fair value at the settlement date. The fair value of the common stock and cash payments exceeded the fair value of the Agile II Note on the date of the exchange resulting in a loss on extinguishment of a liability totaling $256,000, which is included in other income (expense) in the statements of operations.

1800 Diagonal Lending I

On March 26, 2025 (the “Diagonal Effective Date”), the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assignees (“Diagonal”) entered into a Securities Purchase Agreement (the “Diagonal Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal Note”) in the principal amount of $300,000 (the “Diagonal Principal”), for which the Diagonal Note, among other things, (a) matured on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrued interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued (the “Diagonal Issuance Date”) until the principal and interest became due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) began to accrue interest on the Diagonal Issuance Date but would not be payable until the Diagonal Note became payable, and (d) interest accrued at a rate of 22% per annum for any amount of principal or interest which was not paid as required under the Diagonal Note, or during an Event of Default.

Pursuant to the Diagonal Note, Diagonal had the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal Effective Date and ending on the earlier of (a) the Diagonal Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal Note into fully paid and non-assessable shares of common stock at a price equal to 75% multiplied by the Market Price (as defined below) (the “Conversion Price”). For purposes of the Diagonal Note (x) the “Market Price” means the lowest Trading Price for the Company’s common stock during the 10 trading ending on the latest complete trading day prior to the Diagonal Conversion Date; (y) the “Trading Price” means the closing price (or bid, if applicable) of the Company’s common stock as listed (or quoted, as applicable) on the principal securities exchange or trading market where it is listed or traded; and (z) the “Diagonal Conversion Date” means the date specified in the applicable notice of conversion, delivered to the Company by Diagonal in accordance with the Diagonal Note.

Pursuant to the Diagonal Note, the following events, among other things, constituted an Event of Default: (i) failure to pay principal and interest when due; (ii) the Company fails to issue shares of common stock upon exercise of Diagonal’s conversion rights under the Diagonal Note; (iii) the Company’s breach of any material covenant or other material term or condition in the Diagonal note or the Diagonal Agreement, and such breach continues for a period of 20 business days after written notice from Diagonal; (iv) any breach of the representations and warranties set forth in both the Diagonal Agreement and the Diagonal Note; (v) the Company institutes any assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business; (vi) the Company institutes, or any proceeding is instated against the Company, relating to any bankruptcy, insolvency, reorganization, or liquidation proceedings; (vii) the Company fails to maintain the listing of its common stock on Nasdaq or on the Over The Counter boards or an equivalent exchange; (viii) the Company failing to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or ceases to be subject to the reporting requirements of the Exchange Act; (ix) the Company institutes any dissolution, liquidation, or winding up of the Company or any substantial portion of its business; (x) the restatement of any financial statements filed by the Company with the Securities and Exchange Commission (“SEC”), if the result of such restatement would have constituted a material adverse effect on the rights of Diagonal; (xi) the Company proposes to replace its transfer agent and fails to provide a fully executed irrevocable transfer agent instructions signed by the successor transfer agent; and (xii) a breach or default by the Company of any covenant or other term or condition contained in any other agreement by the Company, after the passage of all applicable notice and cure or grace periods (each individually an “Event of Default”, and collectively, “Events of Default”).

Upon the occurrence and during the continuation of any Event of Default, the Diagonal Note would become immediately due and payable, and the Company would pay to Diagonal an amount equal to the Default Amount (as defined below), multiplied by two. For other Events of Default, the Diagonal Note would become immediately due and payable in an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Diagonal Note, plus (b) accrued and unpaid interest on the unpaid principal amount of the Diagonal Note to the date of payment, plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and/or (b), plus (d) any amounts owed to Diagonal pursuant to the Diagonal Note (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (b), (c) and (d) shall collectively be known as the “Default Amount”) and all other amounts payable under the Diagonal Note would immediately become due and payable, together with all costs, including, without limitation, legal fees and expenses, of collection, and Diagonal would be entitled to exercise all other rights and remedies available at law or in equity.

The Diagonal Note further contained provisions that (a) limited Diagonal’s beneficial ownership upon conversion of the Diagonal Note to a maximum of 4.99% of the Company’s issued and outstanding common stock; (b) prohibited the Company from entering selling, leasing or otherwise disposing of any significant portion of its assets outside the ordinary course of business; and (c) adjusted the Conversion Price (and number of shares deliverable upon conversion) upon (i) the event of merger, consolidation, or similar transactions, and (ii) the Company declaring or making any distribution of assets to holders of its common stock as a dividend, stock repurchase, return of capital, or otherwise. The Diagonal Agreement also provided for customary provisions, including, without limitation, representations, warranties, covenants, conditions to closing, indemnification, waiver of jury trial, and exercise of remedies upon a breach of the Diagonal Agreement.

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operation for the year ended December 31, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the year ended December 31, 2025, Diagonal converted an aggregate principal and interest amount under the Diagonal Note of $320,000 into shares of the Company’s Common Stock at an average price of $28.44 per share, resulting in the issuance of 11,334 shares of Common Stock to Diagonal. As of December 31, 2025, the Diagonal Note was fully extinguished.

1800 Diagonal Lending II

On May 12, 2025 (the “Diagonal II Effective Date”), the Company and Diagonal entered into a Securities Purchase Agreement (the “Diagonal II Agreement”), pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal II Note”) in the principal amount of $145,200 (the “Diagonal II Principal”), for which the Diagonal II Note, among other things, (a) matured on February 15, 2026 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal II Maturity Date”), (b) accrued interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal II Note was issued (the “Diagonal II Issuance Date”) until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest began to accrue on the Diagonal II Issuance Date but would not be payable until the Diagonal II Note became payable, and (d) interest would accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal II Note, or during an Event of Default.

Pursuant to the Diagonal II Note, Diagonal had the right, from time to time, and at any time, during the period beginning on the date which is 180 days from the Diagonal II Effective Date and ending on the earlier of (a) the Diagonal II Maturity Date, or (b) the date of payment of the Default Amount, each in respect of the remaining outstanding amount of the Diagonal II Note into fully paid and non-assessable shares of common stock at a price equal to 75% multiplied by the Market Price (as defined below) (the “Conversion Price”). For purposes of the Diagonal II Note (x) the “Market Price” means the lowest Trading Price for the Company’s common stock during the 10 trading ending on the latest complete trading day prior to the Diagonal II Conversion Date; (y) the “Trading Price” means the closing price (or bid, if applicable) of the Company’s common stock as listed (or quoted, as applicable) on the principal securities exchange or trading market where it is listed or traded; and (z) the “Diagonal II Conversion Date” means the date specified in the applicable notice of conversion, delivered to the Company by Diagonal in accordance with the Diagonal II Note.

Pursuant to the Diagonal II Note, the following events, among other things, constituted an Event of Default: (i) failure to pay principal and interest when due; (ii) the Company fails to issue shares of common stock upon exercise of Diagonal’s conversion rights under the Diagonal II Note; (iii) the Company’s breach of any material covenant or other material term or condition in the Diagonal II Note or the Diagonal II Agreement, and such breach continues for a period of 20 business days after written notice from Diagonal; (iv) any breach of the representations and warranties set forth in both the Diagonal II Agreement and the Diagonal II Note; (v) the Company institutes any assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for it or for a substantial part of its property or business; (vi) the Company institutes, or any proceeding is instated against the Company, relating to any bankruptcy, insolvency, reorganization, or liquidation proceedings; (vii) the Company fails to maintain the listing of its common stock on Nasdaq or on the Over The Counter boards or an equivalent exchange; (viii) the Company failing to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or ceases to be subject to the reporting requirements of the Exchange Act; (ix) the Company institutes any dissolution, liquidation, or winding up of the Company or any substantial portion of its business; (x) the restatement of any financial statements filed by the Company with the SEC, if the result of such restatement would have constituted a material adverse effect on the rights of Diagonal; (xi) the Company proposes to replace its transfer agent and fails to provide a fully executed irrevocable transfer agent instructions signed by the successor transfer agent; and (xii) a breach or default by the Company of any covenant or other term or condition contained in any other agreement by the Company, after the passage of all applicable notice and cure or grace periods (each individually an “Event of Default”, and collectively, “Events of Default”).

Upon the occurrence and during the continuation of any Event of Default that is enumerated in Section 3.2 of the Diagonal II Note, the Diagonal II Note would become immediately due and payable, and the Company would pay to Diagonal an amount equal to the Default Amount (as defined below), multiplied by two. For other Events of Default not enumerated in Section 3.2 of the Diagonal II Note, the Diagonal II Note would become immediately due and payable in an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Diagonal II Note, plus (b) accrued and unpaid interest on the unpaid principal amount of the Diagonal II Note to the date of payment, plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and/or (b), plus (d) any amounts owed to Diagonal pursuant to Sections 1.3 and 1.4(g) of the Diagonal II Note (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (b), (c) and (d) shall collectively be known as the “Default Amount”) and all other amounts payable under the Diagonal II Note would immediately become due and payable, together with all costs, including, without limitation, legal fees and expenses, of collection, and Diagonal shall be entitled to exercise all other rights and remedies available at law or in equity.

Pursuant to the Diagonal II Note, Diagonal was prohibited from converting any portion of the Diagonal II Note that, if such conversion was effectuated, would cause the Company to issue to the Lender shares of the Company’s common stock in excess of 19.99% of the issued and outstanding shares of common stock immediately prior to the issuance of the Diagonal II Note.

The Diagonal II Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of $125,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statement of operations for the year ended December 31, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the year December 31, 2025, Diagonal converted an aggregate principal and interest amount under the Diagonal II Note of $157,000 into shares of the Company’s Common Stock at an average price of $9.72 per share, resulting in the issuance of 13,084 shares of Common Stock to Diagonal. As of December 31, 2025, the Diagonal II Note was fully extinguished.

Belleau Note Purchase Agreement

On March 28, 2025 (the “Belleau Effective Date”), the Company entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). Each of the Belleau Notes (x) matured on the date that was 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrued interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”). The Company used the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes.

The Belleau Interest that accrued on each respective Belleau Note was payable on each respective Belleau Maturity Date in the form of restricted shares of the Company’s common stock equal to 20% of the Belleau Principal, calculated at a price per share of $168.00. In the event of a prepayment of any Belleau Note by the Company, the Belleau Interest would be payable in full at the time of such prepayment.

The Belleau Note also provided for (i) standard events of default, including (a) any default in the payment of the Belleau Principal or Belleau Interest on their respective due dates, (b) the occurrence of a Bankruptcy Event (as defined in the Belleau Note), or (c) the Company commits any material breach or default of any material provision of the Belleau Note, if not cured within 20 days following the written notice from Belleau specifying in reasonable detail such breach or default (sections (a) through (c), the “Belleau Events of Default”); and (ii) customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Upon the occurrence of an Event of Default, the Belleau Note would bear interest at the default interest rate of 20% per annum, payable in cash, and upon Belleau’s written notice to the Company, all payments of Belleau Principal and Belleau Interest would become immediately due and payable.

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

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement (the “Belleau Exchange Agreement”), pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 83,334 shares of Common Stock, valued at $12.00 per share, simultaneous with the close of the October 2025 PIPE (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 10,417 shares of Common Stock, in form similar to the PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

The exchange of the remaining balance of the Belleau Note for common stock and common stock purchase warrants, as described above, was accounted for as an exchange of debt for equity, resulting in a loss on exchange totaling $1,871,000, reflected in other income (expense) in the statement of operations for the year ended December 31, 2025. The Belleau Note was accounted for under the FVO, and therefore, the carrying amount of the Belleau Note immediately prior to the exchange represented its fair value at the exchange date. The fair value of the Belleau Warrants was estimated utilizing Black-Scholes, with inputs including term of 2 years, stock price of $31.20, volatility of 93% and risk-free interest rate of 3.45%.

Related Party Promissory Note

On November 19, 2024 (the “RP Effective Date”), the Company entered into a Note Purchase Agreement (the “RP Purchase Agreement”) with a non-employee member of the Board (the “Purchaser”). Pursuant to the RP Purchase Agreement, the Company issued to the Purchaser an Unsecured Promissory Note (the “RP Note”) in the amount of $1,500,000 (the “RP Principal”), for which the RP Note (i) matured on the date that was 12 months from the RP Effective Date (the “RP Maturity Date”), (ii) may be pre-paid at any time by the Company without penalty, and (iii) accrued interest on the RP Principal at a rate of 40% simple interest per annum (the “RP Interest”). The RP Interest was payable on the RP Maturity Date. In the event of a prepayment of the RP Note by the Company, the RP Interest would be pro-rated for the period the RP Note is outstanding. The Company utilized the proceeds for working capital and general corporate purposes.

The RP Note also provided for (i) standard events of default, including (a) any default in the payment of the RP Principal or RP Interest on their respective due dates, (b) the occurrence of a Bankruptcy Event (as defined in the RP Note), or (c) the Company commits any material breach or default of any material provision of the RP Note, if not cured within 20 days following the written notice from the Purchaser specifying in reasonable detail such breach or default (sections (a) through (c), the “Events of Default”); and (ii) customary provisions, including representations, warranties and covenants, indemnification, waiver of jury trial, arbitration, and the exercise of remedies upon a breach or default. Upon the occurrence of an Event of Default, the RP Note would bear interest at the default interest rate of 45% per annum, and upon Purchaser’s written notice to the Company, all payments of RP Principal and RP Interest would become immediately due and payable.

On June 13, 2025, the Company entered into an amendment to the RP Note (the “RP Amendment”). Pursuant to the Amendment, (a) the maturity date of the RP Note was extended to November 19, 2026; (b) beginning on November 19, 2025, interest no longer accrued on the remaining Principal outstanding; and (c) the Company agreed to make monthly payments of $175,000, with such payments to start on November 19, 2025, and continue thereafter for twelve months, at which time the RP Note would be paid in full.

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

The July 7, 2025 exchange of the balance of the RP Note for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the RP Note, resulting in the derecognition of the related liability and the recording of the fair value of the Series AAAA Jr. Preferred Stock exchanged on the date of settlement. The RP Note was accounted for under the FVO, and therefore, the carrying amount of the RP Note immediately prior to settlement represented its fair value at the settlement date, resulting in a loss on extinguishment totaling $26,000. The $378,000 of accrued cash payments were included as a component of the change in fair value of the RP Note for the year ended December 31, 2025, which is included in other income (expense) in the statement of operations.

Yield Point Convertible Note

On July 10, 2025, the Company and Yield Point NY, LLC (the “Yield Point”) entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,494,382 in 8% Senior Secured Convertible Notes, maturing eighteen (18) months after the issue date, with original issue discount of 11%, convertible into shares of the Company’s common stock at a conversion price of $81.78 per share, and if not converted then amortized over the final twelve (12) months concluding on the maturity date (“YP Notes”), and (ii) common stock purchase warrants to purchase 54,998 shares of common stock at an exercise price of $64.33 per share (the “Original YP Warrant”) (the “Offering”) (the YP Purchase Agreement”). The Company received $4,000,000 in gross proceeds from the Offering. The Company used the proceeds from the sale of the YP Notes for working capital and general corporate purposes.

The Purchase Agreement contained customary covenants on the Company’s part that are typical for transactions of this type, as well as the following additional covenants: (i) for as long as the YP Notes remain outstanding, the Company agreed not to effect or enter into an Equity Line of Credit or agreement to effect any issuance by the Company or any of its subsidiaries involving a variable rate transaction; (ii) the Company agreed to offer to Yield Point, for so long as any amount in excess of $1,500,000 remains outstanding on the YP Note, the opportunity to participate in an amount equal to 25% in any subsequent securities offerings by the Company; (iii) the Company agreed to hold a stockholder meeting within 90 days of the date of the Agreement at which the Company will solicit the stockholders’ affirmative vote for approval of the anti-dilution provisions described in the transaction documents in accordance with the applicable law and rules and regulations of the Nasdaq. The YP Purchase Agreement obligated the Company to indemnify Yield Point and various related parties for certain losses including those resulting from (i) any misrepresentation or breach of any representation or warranty made by the Company, (ii) any breach of any obligation of the Company, and (iii) certain claims by third parties.

The YP Notes were senior secured obligations of the Company and were secured by certain personal property of the Company, pursuant to a security agreement. Unless earlier converted, the YP Notes would mature in January 2027. The YP Notes bore interest at a rate of 8% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The YP Notes, including interest accrued thereon, were convertible at any time until a convertible note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $81.78 per share, subject to adjustment as set forth therein. The YP Notes had a beneficial ownership limitation such that none of Yield Point have the right to convert any portion of their YP Notes if Yield Point (together with its affiliates or any other persons acting together as a group with Yield Point) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such YP Notes, or, upon 61 days’ prior written notice to the Company, 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon conversion of such YP Notes. Commencing on the six-month anniversary of the date of the issuance of the YP Note, and on the same date every month thereafter, the Company would make 12 equal amortization payments, with each payment being equal to one-twelfth of the initial principal amount, plus all accrued but unpaid interest.

The YP Notes also contained certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption, related party transactions and entry into any equity line of credit agreement or variable rate transactions. The YP Notes also contained standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the YP Notes, existence of a default or event of default under any of the Transaction Documents (as defined in the YP Notes), the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgements against the Company.

The Original YP Warrant entitled the holders to purchase 54,998 shares of common stock, respectively. The Original YP Warrant was exercisable immediately and had a term of four years. The Original YP Warrant had an exercise price of $64.33 per share, subject to adjustment as set forth therein.

The terms of each of the YP Notes and the Original YP Warrant provided for anti-dilution protection for issuances of common stock at a price per share less than the price equal to the conversion price or exercise price, as applicable, subject to approval by the Company’s stockholders.

In connection with the YP Purchase Agreement, the Company and Yield Point entered into the PIPE Registration Rights Agreement, pursuant to which the Company agreed to register the Underlying Shares on the Registration Statement, to be filed with the SEC within 30 days after the date of the issuance of the YP Notes and Original YP Warrant and to cause the Registration Statement to be declared effective under the Securities Act no later than 90 days after the date of the Purchase Agreement.

The Company also entered into a Security Agreement (the “YP Security Agreement”) with Yield Point and such holders of the YP Notes as may be issued in the future (together with Yield Point, the “Secured Parties”). Pursuant to the YP Security Agreement, the Secured Parties were granted a security interest in certain of the Company’s personal property to secure the payment and performance of all of the Company’s obligations under the YP Notes, Original YP Warrant, Purchase Agreement, Registration Rights Agreement and Security Agreement.

On September 30, 2025, the Company and Yield Point, entered into Amendment No. 1 to the YP Note (the “YP Note Amendment”), originally issued on July 10, 2025, pursuant to that certain YP Purchase Agreement, dated therewith. Pursuant to the YP Note Amendment, (i) the “Conversion Price” was amended to $71.40, subject to adjustment as set forth in the YP Note; and (ii) the “Floor Price” was amended to $14.28. All other terms and conditions of the YP Note remain in full force and effect.

The initial fair value of the Original YP Warrant, totaling $1,935,000, was classified as a liability in the balance sheets, and remeasured at fair value at each balance date. The change in fair value of the Original YP Warrant for the year ended December 31, 2025 totaled $1,070,000 which is reflected in other income (expense) in the statements of operations. The fair value of the Original YP Warrant was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.88%; and expected life range of 3.83-4.0 years. The fair value of the conversion feature embedded in the YP Note was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions: expected volatility of 40%; risk free interest rate range of 3.66% - 3.97%; and expected life range of 1.30-1.53 years. In conjunction with the Company’s October 2025 shareholder meeting, shareholders approved the issuance of the shares underlying the Original YP Warrant as required by Nasdaq Listing Rule 5635(d). As such, the fair value of the Original YP Warrant on the approval date totaling $1,679,000 was reclassified to equity.

Effective October 22, 2025, the Company and Yield Point entered into an exchange agreement (the “YP Exchange Agreement”), pursuant to which the Company and Yield Point would, on a date no earlier than ten (10) business days after the effectiveness of the YP Exchange Agreement, exchange up to 100% of unconverted and unpaid principal and interest under the YP Note, for (i) that number of shares of the Company’s Series C Preferred Stock; (ii) common stock purchase warrants to purchase 166,667 shares of Common Stock, on terms substantially similar to the PIPE Warrants, at an initial exercise price of $12.00 per share subject to adjustment as set forth therein (the “YP Exchange Warrant”); and (iii) the cancellation of all remaining common stock purchase warrants previously issued to Yield Point in connection with the sale to Yield Point of the YP Note, dated July 10, 2025 (“YP Note Exchange”).

In addition, during the 10-day period from the effective date of the YP Exchange Agreement, Yield Point converted $1,953,000 of the outstanding principal balance under the YP Note, resulting in the issuance of 136,834 shares of common stock to Yield Point upon conversion, and the Company repaid in cash and additional $1,500,000 of outstanding principal on the YP Note. As a result, the remaining balance under the YP Note as of the YP Note Exchange date was $1,153,000.

The exchange of the remaining balance of the YP Note for Series C Preferred stock, as described above, was accounted for as an exchange of debt for equity, resulting in a loss on exchange totaling $196,000, reflected in other income (expense) in the statement of operations for the year ended December 31, 2025. The exchange of the Original YP Warrant for the YP Exchange Warrant, as described above, was accounted for as a modification of the Original YP Warrant, resulting in a loss on extinguishment totaling $1,459,000 reflected in other income (expense) in the statement of operations for the year ended December 31, 2025.

The fair value of the Original YP Warrant and the YP Exchange Warrant, on the date of the exchange was estimated utilizing Black-Scholes, with inputs including, Term of 4 years, stock price of $14.04, volatility of ranging from 40% to 103% and risk-free interest rate of 3.58%.

Debt Accounted for Under the Fair Value Option

The Agile I Note, Agile II Note, Diagonal I Note, Diagonal II Note, Belleau Note, RP Note and the YP Note were accounted for at fair value as described in Note 2, and measured using Level 3 inputs.

	YP Note	Agile I Note	Agile II Note	Belleau Note	Diagonal I Note	Diagonal II Note	RP Note

Gross Proceeds	$4,494,000	$1,850,000	$2,500,000	$1,250,000	$300,000	$145,000	$1,500,000
Proceeds net of original issue discount	4,000,000	-	-	-	286,000	132,000	-
Fair Value at issuance date	2,065,000	2,132,000	3,205,000	1,019,000	247,000	123,000	1,343,000
Fair Value allocated to Original YP Warrant liability	1,935,000	-	-	-	-	-	-
Difference between proceeds and fair value at issuance (2)	N/A	282,000	705,000	(231,000)	(39,000)	(9,000)	(157,000)
Note balance – December 31, 2024	-	1,454,000	-	-	-	-	1,500,000
Fair value – December 31, 2024	-	1,679,000	-	-	-	-	1,438,000
Note balance – December 31, 2025	-	-	-	-	-	-	-
Fair value – December 31, 2025	-	-	-	-	-	-	-
Conversion to equity / payments on notes payable during the year ended December 31, 2025	4,607,000	1,898,000	2,846,000	1,306,000	320,000	157,000	1,474,000
Interest paid during the year ended December 31, 2025	-	563,000	656,000	-	-	-	-
Change in fair value - year ended December 31, 2025(2)	2,542,000	(178,000)	67,000	56,000	72,000	25,000	35,000
Debt issue and extinguishment costs (1)	570,000	180,000	125,000	-	7,000	7,000	-
Interest Rate / Discount rate	8%/NA	42%/42%	42%/42%	20%/42%	10%/42%	10%/42%	40%/42%

(1)

Debt issue costs incurred in connection with the YP Note included legal fees and advisor fees. Debt issue costs incurred in connection with the Agile Loan included administrative fee of $92,500 to the collateral agent and advisor fees. Debt issuance costs are reflected in “other income (expense)” in the statements of operations.

(2)	Reflected in interest expense in the statements of operations.

Accounts Receivable Financing Facility

Super League Enterprise, Inc. and certain of its subsidiaries (collectively with the Company, the “Borrowers”), entered into a Financing and Security Agreement (the “SLR Agreement”) with SLR Digital Finance, LLC (“Lender”), effective December 17, 2023 (the “Facility Effective Date”). Pursuant to the SLR Agreement, Lender may, from time to time and in its sole discretion, make certain cash advances to the Company (each an “Advance”, and collectively, “Advances”), against the face amounts of certain uncollected accounts receivable of the Borrowers on an account-by-account basis (each, a “Financed Account”, and collectively, the “Accounts”), at a rate of 85% multiplied by the face value of such Account (the “Advance Rate”), less any reserved funds and any other amounts due to Lender from Borrowers, up to a maximum aggregate Advance amount of $4,000,000 (the “Maximum Amount”)(collectively, the “AR Facility”). Upon receipt of any Advance, Borrowers assigned all of its rights in such receivables and all proceeds thereof. The proceeds received from the Facility will be used to fund general working capital needs. On June 10, 2025, the AR Facility was terminated.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight-line basis over the term of the AR Facility and included in other income (expense) in the statements of operations.

Total amounts advanced and repaid under the AR Facility for the applicable periods presented are reflected in financing activities in the statements of cash flows. Interest expense for the years ended December 31, 2025 and 2024 totaled $10,000 and $63,000, respectively. Commitment fee expense for the years ended December 31, 2025 and 2024 totaled $40,000 and $40,000, respectively.

7.	STOCKHOLDERS’ EQUITY AND EQUITY-LINKED INSTRUMENTS

General

Each holder of common stock is entitled to one vote for each share of common stock held at all meetings of stockholders.

The Company’s initial certificate of incorporation authorized 5,000,000 shares of preferred stock, par value $0.001 per share. In October 2016, the Board and a majority of the holders of the Company’s common stock approved an amendment and restatement of the certificate of incorporation which, in part, eliminated the authorized preferred stock (“First Amended and Restated Charter”). In August 2018, the Board approved a second amendment and restatement of the Company’s amended and restated certificate of incorporation (the “Second Amended and Restated Charter”) to, in part, increase the Company’s authorized capital to a total of 110.0 million shares, including 10.0 million shares of newly created preferred stock, par value $0.001 per share (“Preferred Stock”), remove the deemed liquidation provision, as such term is defined in the First Amended and Restated Charter, authorize the Board to fix the designation and number of each series of Preferred Stock, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock. The Second Amended and Restated Charter was approved by a majority of the Company’s stockholders in September 2018, and was filed with the State of Delaware in November 2018.

On May 30, 2023, the Company filed an amendment to its Second Amended and Restated Charter (“2023 Amendment”), increasing the number of authorized shares of common stock from 100,000,000 to 400,000,000. The Company’s Board approved the amendment on March 17, 2023, and the Company obtained the approval of the 2023 Amendment by written consent of its stockholders holding greater than 50% of the voting securities of the Company on April 5, 2023.

On October 20, 2025, the Company filed the Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc. (the “Third Amended Certificate”). The Third Amended Certificate amended the Company’s Second Amended and Restated Charter to (i) increase the number of authorized shares of Common Stock from 400,000,000 to 750,000,000; and (ii) to allow the vote of the holders of the Company’s preferred stock to amend their respective preferred stock certificates of designations, without requiring the approval of the holders of all voting securities of the Company. The Third Amended Certificate was also restated to include all amendments to the prior charters made pursuant to Certificates of Amendment after the filing of the Second Amended and Restated Charter. As of December 31, 2025, 3,517,835 shares of Common Stock were reserved for future issuance pursuant to outstanding unvested RSUs and stock options under the Company’s 2025 Plan, common stock purchase warrants and convertible preferred stock outstanding, as disclosed at Note 2.

Reverse Stock Splits

On January 16, 2026, the Company filed an amendment to the Company’s Third Amended Certificate, to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 1-for-12 (the “2026 Reverse Split”) (the “2026 Amendment”). The 2026 Amendment became effective on January 23, 2026. As a result of the 2026 Reverse Split, every 12 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock. The 2026 Reverse Split was approved by the Company’s Board on January 2, 2026, and approved by the stockholders of the Company on June 9, 2025.

On June 17, 2025, the Company filed a certificate of amendment (the “June 2025 Amendment”) to its Second Amended and Restated Certificate of Incorporation, which became effective as of June 23, 2025, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-40 (the “2025 Reverse Split”). As a result of the 2025 Reverse Split, every 40 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock. The 2025 Reverse Split was approved by the Company’s Board on June 2, 2025, and approved by the stockholders of the Company on June 9, 2025.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the 2026 Reverse Split (and all other reverse splits described herein) for all periods presented.

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

Common Stock

Common Stock Issuances - Fiscal Year Ended December 31, 2025

October 2025 PIPE Transaction

On October 22, 2025, October 24, 2025 and October 27, 2025, the Company entered into Securities Purchase Agreements (the “PIPE Purchase Agreements”) with certain accredited investors (the “Purchasers”), relating to the Company’s offering of an aggregate of (a) 332,084 shares (the “PIPE Shares”) of the Company’s Common Stock, at a price per share equal to $12.00 and (b) Pre-Funded Warrants to purchase 1,334,584 shares of Common Stock (the “PIPE Pre-Funded Warrants”) at a price per PIPE Pre-Funded Warrant equal to same price as that for PIPE Shares minus $0.00001, and the remaining exercise price of each PIPE Pre-Funded Warrant will equal $0.00001 per share, for gross proceeds to the Company of approximately $20,000,000, before deducting offering costs and expenses (“October 2025 PIPE”). For each one PIPE Share or PIPE Pre-Funded Warrant purchased in the Offering, each Purchaser also received Common Stock Purchase Warrants (“PIPE Warrants”), to purchase one share of Common Stock (“PIPE Warrant Shares”), with an exercise price of $144.00 per share. The PIPE Shares, PIPE Pre-Funded Warrants and PIPE Warrants sold in the Offering are sometimes hereafter referred to as, the “PIPE Securities.” The October 2025 PIPE, which was comprised of three separate closings, had a final close date of October 27, 2025. The Company intends to use the proceeds from the Offering for repayment of existing indebtedness totaling $1.5 million, implementation of a new corporate strategy, general corporate purposes and working capital. In connection with the consummation of the October 2025 PIPE, as described below, the Company issued additional warrants to purchase an aggregate of 766,667 shares of common stock to certain designees of the Lead Investor (as defined in the PIPE Placement Agreement) (“PIPE Lead Warrants”), as approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders.

Under the PIPE Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant that, upon giving effect to such exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the PIPE Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of PIPE Pre-Funded Warrants will be entitled to receive, upon exercise of the PIPE Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the PIPE Pre-Funded Warrants immediately prior to the fundamental transaction. As of December 31, 2025, PIPE Pre-Funded Warrants to purchase 1,187,500 shares of Common Stock were outstanding.

The Company and the Purchasers also executed a registration rights agreement (the “PIPE RRA”), pursuant to which the Company agreed to file a registration statement covering the resale of the PIPE Shares, the shares of Common Stock underlying the Pre-Funded Warrants (the “PFW Shares”), and the PIPE Warrant Shares within thirty (30) days following the date of the issuance of the PIPE Securities, and to cause the PIPE RRA to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), no later than 90 days after the date on which the Purchase Agreements were entered. The related registration statement was declared effective on December 12, 2025.

The PIPE Warrants entitle the holders to purchase that number of shares of Common Stock equal to the number of shares of Common Stock (or PIPE Pre-Funded Warrants) purchased in the Offering. The PIPE Warrants are exercisable immediately upon issuance, expire five years from the date of issuance, and have an initial exercise price of $12.00 (the “Initial Exercise Price”), subject to adjustment in the event of any Warrant Dilutive Issuance (as defined below), or any stock splits, stock dividends, recapitalizations, and similar events (the Initial Exercise Price as adjusted from time to time pursuant to the terms of the PIPE Warrant is referred to as, the “Exercise Price”).

The anti-dilution adjustments to the Exercise Price set forth that if the Company sells any shares of Common Stock or any securities of the Company that would entitle the holder thereof to acquire at any time Common Stock, for effective consideration per share (the “New Issuance Price”) less than a price equal to the Exercise Price in effect immediately prior to such sale (the foregoing a “Warrant Dilutive Issuance”), then simultaneously with the consummation (or, if earlier, the announcement) of such Warrant Dilutive Issuance, the Exercise Price then in effect shall be reduced to an amount equal to the higher of (i) the New Issuance Price or (ii) the Warrant Floor Price (as defined below), provided, however, that no Exempt Issuance (as defined in the PIPE Warrants) shall be considered a Warrant Dilutive Issuance. The “Warrant Floor Price” means $6.84, such amount representing 20% of the Nasdaq Minimum Price of $34.20 on the date the Purchase Agreements were executed (the “PIPE Purchase Date”) (which price shall be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction).

The PIPE Warrants also contain a call feature, whereby, after the Company has registered the PIPE Warrant Shares on an effective registration statement filed with the SEC, the Company has the option, but not the obligation, and in the Company’s sole and absolute discretion, to purchase the PIPE Warrant from the Holder at a price of $0.001 per share of Common Stock underlying the PIPE Warrant (the “Call Option”), in the event the closing price of the Company’s Common Stock, as listed on the Nasdaq Capital Market, is at or above $36.00 per share for 20 consecutive trading days (the “Call Trigger”). The Company’s right to exercise the Call Option will begin on the day immediately following the Call Trigger until the day that is thirty (30) calendar days thereafter, by way of delivery of a notice to exercise the Call Option to the holders of the PIPE Warrants.

On October 22, 2025, the Company and Aegis Capital Corp. (“Aegis”), entered into a Placement Agency Agreement (the “PIPE Placement Agreement”), pursuant to which Aegis acted as the Company’s exclusive placement agent in connection with the October 2025 PIPE. Pursuant to the PIPE Placement Agreement, the placement commission will be (I) (a) 2.0% for investments made by the Lead Investor (as defined in the PIPE Placement Agreement), and (b) 9.0% for all PIPE Securities placed by Aegis, excluding Lead Investor; (II) if investments placed by Aegis equal $5 million or more, the Company will pay Aegis an additional fee of $125,000; (III) Aegis will also receive a fee of 9.0% of the proceeds from the cash exercise of any warrants purchased by investors, excluding the Lead Investor, in each case payable on exercise; and (IV) as additional compensation for Aegis’s services, the Company shall issue to Aegis or its designees at the consummation of the October 2025 PIPE, warrants (the “PIPE Placement Agent Warrants”) to purchase that number of shares of Common Stock equal to 5.0% of the aggregate number of PIPE Shares and PIPE Pre-Funded Warrants sold in the Placement other than to the Lead Investor. The Placement Agent Warrants will be exercisable at any time beginning and from time to time, in whole or in part, during the five (5) years commencing on the commencement of sales in the Placement, at a price per share equal to 100.0% of the offering price per share of the PIPE Securities sold in the October 2025 PIPE and such Placement Agent Warrants shall be exercisable on a cash basis or cashless basis.

The Company allocated the proceeds between the PIPE Securities based on the relative fair values of the PIPE Securities in accordance with ASC 505, “Equity.” The fair value of the common stock was based on the Company’s closing stock price on the respective closing dates, ranging from $22.20 per share to $31.20 per share.

The October 2025 PIPE proceeds, and related offering costs were allocated to the PIPE Securities issued as follows:

	Allocated	Allocated
	Proceeds	Offering Costs
PIPE Shares - Common stock	$2,126,000	$146,000
PIPE Pre-Funded Warrants	9,415,000	646,000
PIPE Warrants	8,459,000	580,000
Total gross proceeds	$20,000,000	$1,372,000

The amount allocated to the PIPE Shares was recorded in Common Stock (par value) and Additional Paid-In Capital in the accompanying balance sheet as of December 31, 2025. The amounts allocated to the PIPE Pre-Funded warrants and PIPE Warrants were recorded in additional paid-in capital as the PIPE Warrants and PIPE Pre-Funded Warrants are equity-classified.

Offering costs, including placement agent fees, legal fees and accountant related expenses were recorded as a reduction to additional paid-in capital in proportion to the allocation of proceeds between the equity instruments issued, as summarized above.

Additional financing costs incurred in connection with the October 2025 PIPE, included the issuance of the following additional common stock purchase warrants.

	Warrants	Fair Value	Classification
PIPE Lead Warrants	766,667	$17,408,000	Equity / Additional-paid-in capital
PIPE Placement Agent Warrants	41,667	857,000	Equity / Additional-paid-in capital

The fair value of the PIPE Warrants, PIPE Pre-Funded Warrants, PIPE Lead Warrants and PIPE Placement Agent Warrants was estimated using a Black-Scholes option pricing model with the following assumptions:

Expected volatility	93%	-	100%
Risk–free interest rate	3.45%	-	3.50%
Dividend yield			-%
Expected life of warrants (years)	2	-	3

May 2025 Equity Financings

On May 30, 2025, the Company entered into a securities purchase agreement (the “May III Purchase Agreement”) with certain investors, which provided for the sale and issuance by the Company in a registered direct offering (the “May III Offering”) of an aggregate of (i) 6,646 shares of the Company’s common stock, at a purchase price of $57.60 per share (the “May III Shares”), and (ii) pre-funded warrants to purchase up to 4,987 shares of common stock at a purchase price of $57.48 per pre-funded warrant (the “May III Pre-Funded Warrants” and, together with the May III Shares, the “May III Securities”), which represents the per share price for the May III Shares less the exercise price of $0.00001 per share. The May III Offering closed on June 2, 2025. The aggregate gross proceeds to the Company from the May III Offering were approximately $670,000, before deducting placement agent commissions and other estimated offering expenses. The Company utilized the net proceeds of the May III Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

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

On May 29, 2025, the Company entered into an underwriting agreement (the “May II Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), relating to the Company’s public offering (the “May II Offering”) of 8,681 shares (the “May II Shares”) of its common stock. Pursuant to the May II Underwriting Agreement, the Company also granted the Underwriter a 45-day option (“May II Option”) to purchase an additional 869 shares of common stock (the “May II Option Securities”, and together with the Shares, the “May II Securities”). On May 30, 2025, the Company issued the May II Shares and closed the May II Offering at a public price of $57.60 per share, for net proceeds to the Company of approximately $380,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company utilized the net proceeds of the May II Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness. On May 29, 2025, the Underwriter delivered notice to the Company that it elected to exercise the May II Option with respect to an aggregate of 869 May II Option Securities. The closing of the sale of the May II Option Shares occurred on May 30, 2025.

On May 9, 2025, the Company entered into an underwriting agreement (the “May I Underwriting Agreement”) with the Underwriter, relating to the Company’s public offering (the “May I Offering”) of 10,662 shares (the “May I Shares”) of its common stock, par value $0.001 per share. Pursuant to the May I Underwriting Agreement, the Company also granted the Underwriters a 45-day option (“May I Option”) to purchase an additional 1,600 shares of common stock (the “May I Option Securities”, and together with the Shares, the “May I Securities”). On May 12, 2025, the Company issued the firm May I Securities and closed the May I Offering at a public price of $81.60 per share, for net proceeds to the Company of approximately $700,400 after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. On May 14, 2025, the Underwriter partially exercised its May I Option and purchased an additional 1,287 shares of common stock at a price of $81.60 per share, before deducting underwriting discounts. The issuance by the Company of the May I Option Securities resulted in total gross proceeds of approximately $104,999, before deducting underwriting discounts, commissions, and other offering expenses payable by the Company. The Company utilized the net proceeds of the May I Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

Common Stock Issuances - Fiscal Year Ended December 31, 2024

On October 24, 2024, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with a certain accredited investor for the registered direct offering of an aggregate of 2,368 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $422.40 per Share (the “Registered Direct Offering”). The Registered Direct Offering closed on October 25, 2024, resulting in gross proceeds to the Company of approximately $1.0 million.

Other

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

In consideration for Yield Point’s execution and delivery of, and performance under the YP Equity Purchase Agreement, on the Execution Date, the Company issued pre-funded warrants to purchase common stock (the “YP Pre-Funded Warrant”) to Yield Point in a form acceptable to Yield Point in its sole discretion and having an exercise price per share of $0.001 (the “Commitment Stock”) having a value of $600,000 based on closing price of the common stock on July 9, 2025. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or the Company’s submission of a Put Notice to Yield Point and irrespective of any termination of the YP Equity Purchase Agreement. The fair value of the Commitment Stock was recorded in Deferred Financing costs included in prepaids and other assets in the Company balance sheet as of December 31, 2025.

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

Hudson Equity Line of Credit

On February 14, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company had the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Hudson Total Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “Hudson ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Purchase Agreement, the Company issued to Hudson 625 shares of common stock, valued at $159,000, following the execution of the Hudson Equity Purchase Agreement (the “Hudson Commitment Shares”).

From and after the initial satisfaction of the conditions to the Company’s right to commence sales to Hudson under the Hudson Equity Purchase Agreement (such event, the “Hudson Commencement,” and the date of initial satisfaction of all such conditions, the “Hudson Commencement Date”), the Company was able to direct Hudson to purchase shares of common stock at a purchase price per share equal to the lesser of (i) 92% of the closing price of the Company’s common stock, as listed on Nasdaq, on the trading day immediately preceding the respective Put Date (the “Hudson Initial Purchase Price”), or (ii) 92% of the lowest closing price of the Company’s common stock, as listed on Nasdaq, on any trading day during the period beginning on the Put Date (as defined in the Hudson Purchase Agreement) and continuing through the date that is three trading days immediately following the Clearing Date (as defined in the Hudson Purchase Agreement) associated with the applicable Hudson Put Notice (such three trading day period is the “Hudson Valuation Period”, and the price is the “Hudson Market Price”), on such date on which the Hudson Purchase Price is calculated in accordance with the terms of the Hudson Equity Purchase Agreement. The Company controlled the timing and amount of any such sales of common stock to Hudson.

During the year ended December 31, 2025, the Company sold 1,494 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $163.20, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Preferred Stock

Filing of Certificates of Designation of Preferences, Rights and Limitations of Convertible Preferred Stock – For the Year Ended December 31, 2025

Series AAAA Junior Preferred Stock. On July 11, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations (“COD”) of the Series AAAA Jr. Preferred Stock (the “AAAA Jr. COD”), designating 3,775,047 shares of Series AAAA Jr. Convertible Preferred Stock (the “AAAA Jr. Preferred Stock”) in connection with the entry into the SB Exchange Agreements.

Each share of AAAA Jr. Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations and primary market limitations as set forth in each AAAA Jr. COD, into such number of shares of the Common Stock, equal to the number of AAAA Jr. Preferred Stock to be converted, multiplied by the stated value of $1.00, divided by the conversion price in effect at the time of the conversion (the initial conversion price is equal to the Nasdaq Minimum Price, plus $0.01, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). Holders of the AAAA Jr. Preferred Stock will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, payable in the form of that number of shares of Common Stock equal to 60% of the shares of Common Stock underlying the AAAA Jr. Preferred Stock upon issuance, provided that the holder holds at least 1% of the AAAA Jr. Preferred Stock on January 1, 2026. In addition, subject to the beneficial ownership and primary market limitations, holders of AAAA Jr. Preferred Stock will be entitled to receive dividends equal, on an as-if-converted to shares of Common Stock basis, and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of Common Stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations). Subject to certain limitations as more specifically set forth in the AAAA Jr. COD, the holders of Series AAAA Jr. Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class, on an as-converted basis.

Series B Preferred Stock. On September 12, 2025, the Company filed the COD of the Series B Convertible Preferred Stock (the “Series B COD”), designating 16,426 shares of Series B Preferred Stock (the “Series B Preferred Stock”) in connection with the entry into the 2025 AB Exchange Agreements, as described below.

Each share of Series B Preferred Stock is convertible (i) at the sole discretion of the Company at any time, (ii) mandatorily on February 11, 2026, and/or (iii) at the option of the holder, each conversion method being subject to certain beneficial ownership limitations and primary market limitations as set forth in the Series B COD, into such number of shares of the Common Stock, equal to the number of Preferred Stock to be converted, multiplied by the stated value of $1,000, divided by the conversion price in effect at the time of the conversion (the initial conversion price equal to $84.00, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). Holders of Series B Preferred will be entitled to receive dividends, subject to the beneficial ownership and primary market limitations, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of Common Stock to which such holder is entitled would result in such holder exceeding the beneficial ownership and primary market limitations, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the beneficial ownership and primary market limitations shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the beneficial ownership and primary market limitations. Subject to certain limitations as more specifically set forth in the Series B COD, the holders of Series B Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class, on an as-converted basis.

The Series B Preferred Stock, with respect to distributions of assets and rights upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding-up of the Company rank senior to the Common Stock, the Series AA Preferred, the Series AAA Preferred, and Series AAA Jr. Preferred, but junior to any future series of Preferred Stock issued by the Company.

Series C Preferred Stock. On October 22, 2025, the Company filed the COD of the Series C Senior Convertible Preferred Stock (the “Series C COD”), designating 4,700 shares of Series C Senior Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”), in connection with the YP Exchange Agreement (as defined above). Pursuant to the Series C COD, the Series C Preferred Stock, among other terms: (i) ranks, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior to all classes of Common Stock and each other class or series of equity security of the Company which is not expressly senior or on parity with the Series C Preferred Stock ; (ii) the Series C Preferred Stock shall remain outstanding until the Series C Preferred Stock is converted into Common Stock either optionally by the holder or automatically pursuant to its terms described below, and will automatically be converted into Common Stock on the eighteen-month anniversary of effectiveness of the registration statement relating to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock ; (iii) the shares of Series C Preferred Stock when converted, subject to certain beneficial ownership limitations, into shares of the Company’s Common Stock, will have a conversion price of $12.00, with a stated value of $1,000; and (iv) subject to certain limitations set forth in the Series C COD, the holders of Series C Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock as a single class, on an as-converted basis.

The Series C COD includes a beneficial ownership limitation such that a holder thereof does not have the right to convert any portion of the Series C Preferred if such holder (together with its affiliates or any other persons acting together as a group with such holder) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon conversion of such Series C Preferred, or, upon 61 days’ prior written notice to the Company, 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon conversion of such shares of Series C Preferred.

Fiscal Year 2024 and Prior Filings of Certificate of Designation of Preferences, Rights and Limitations of Convertible Preferred Stock – General

Certificates of Designation. In connection with each of the fiscal year 2024 and prior Preferred Stock Offerings in the table below, the Company filed CODs for each series with the State of Delaware. Use of net proceeds included working capital, general corporate purposes, and certain indebtedness (Series A Preferred only), including sales and marketing activities and product development.

Conversion Feature. Each share of preferred stock is convertible into such number of shares of the Company’s common stock equal to the number of preferred shares to be converted, multiplied by the applicable stated value, divided by the conversion price in effect at the time of the conversion, subject to adjustment in the event of stock splits, stock dividends, certain fundamental transactions and future issuances of equity securities, as described herein. The conversion price is equal to the “Minimum Price,” as defined in NASDAQ Rule 5635(d)(1), on the Preferred Stock Offering closing date.

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

Liquidation Preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of preferred stock (together with any Parity Securities (as defined in the respective Certificates of Designations) will be entitled to first receive distributions out of the Company’s assets in an amount per share equal to the preferred stock applicable stated value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock (after the payment to any senior security, if any).

Registration Rights. The Company and Yield Point in the Preferred Stock Offerings (including the Exchange) also executed separate registration rights agreements, pursuant to which the Company filed applicable registration statements on Form S-3.

The following additional terms vary across the applicable series of Convertible Preferred Stock as follows:

Term	Series AAA and AAA Junior Preferred	Series AA Preferred	Series A Preferred
Voting Rights – Certain Indebtedness Holders shall vote as a separate class with respect to incurring:

Any indebtedness for borrowed money of any kind outside of certain loans not to exceed $5,000,000 and accounts payable in the ordinary course of business, or entering into any agreement with respect to the foregoing.

		Any indebtedness for borrowed money of any kind outside of accounts payable in the ordinary course of business, or entering into any agreement with respect to the foregoing.	Any indebtedness for borrowed money of any kind in excess of $5 million, or entering into any agreement with respect to the foregoing.
Additional Investment Rights (“AIRs”)	All AIRs outstanding were canceled in connection with the 2025 AB Exchange Agreements.	All AIRs outstanding were canceled in connection with the 2025 AB Exchange Agreements.	Not applicable
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

For as long as Series AA Preferred Stock remains outstanding and subject to certain carveouts as described in the Series AA Certificates of Designations, (i) if the Company conducts an offering at a price per share less than the then current conversion price (the “Future Offering Price”) consisting of common stock, convertible or derivative instruments, and undertaken in an arms-length third party transaction, then in such event the conversion price of the Series AA Preferred Stock shall be adjusted to the greater of (a) the Future Offering Price and (b) the Conversion Price Floor (“ Series AA Down Round Feature”); and (ii) if as of the 24-month anniversary date of April 19, 2023, the VWAP for the five trading days immediately prior to such 24-month anniversary date is below the then current conversion price, the holder will receive a corresponding adjustment to the then conversion price, such adjustment not to exceed the Conversion Price Floor.

Not applicable

Convertible Preferred Stock

On the dates set forth in the table below, the Company entered into subscription agreements with accredited investors in connection with the sale of newly designated Series of Convertible Preferred Stock, each series having a $0.001 per share par value and a $1,000 per share purchase price (except for Series AAAA Jr. Preferred Stock and Series C Preferred Stock which have a stated value of $1.00 per share), hereinafter collectively referred to as “Convertible Preferred Stock, and the individual offerings of preferred stock referred to by the combination of “Series” and the specific letter designation of each series (i.e., “Series A Preferred Stock Offering” refers to the Series A preferred stock offering, and “Series A Preferred Stock” refers to Series A convertible preferred stock), and each series of Convertible Preferred Stock issued, collectively referred to as “Preferred Stock Offerings,” as follows (rounded to the nearest thousands, except preferred share and conversion price data):

		Preferred Stock				Proceeds			Conversion Shares – Common Stock			Other
Series Designation	Closing Date	Conversion Prices (2)(3)(4)(7)	Shares Purchased/ Exchange (6)	Conversions /Exchanges	Outstanding- December 31, 2025	Gross Proceeds	Fees	Net Proceeds	Original	Conversions /Exchanges (5)	December 31, 2025	Placement Agent Warrants (1)
A	November 22, 2022	$5,956.80	5,359	(5,359)	-	$5,359,000	$697,000	$4,662,000	1,000	(1,000)	-	-
A-2	November 28, 2022	$6,379.20	1,297	(1,297)	-	1,297,000	169,000	1,128,000	-	-	-	-
A-3	November 30, 2022	$6,436.80	1,733	(1,733)	-	1,733,000	225,000	1,508,000	-	-	-	-
A-4	December 22, 2022	$3,648.00	1,934	(1,934)	-	1,934,000	251,000	1,683,000	1,000	(1,000)	-	-
A-5	January 31, 2023	$5,323.20	2,299	(2,299)	-	2,299,000	299,000	2,000,000	-	-	-	-
AA	April 19, 2023	$4,526.40/$907.20	7,680	(7,630)	50	7,680,000	966,000	6,714,000	9,000	(8,000)	1,000	-
AA-2	April 20, 2023	$5,006.40/$1,003.20	1,500	(1,500)	-	1,500,000	130,000	1,370,000	2,000	(2,000)	-	-
AA-3	April 28, 2023	$4,560.00/$912.00	1,025	(1,025)	-	1,025,000	133,000	892,000	1,000	(1,000)	-	-
AA-4	May 5, 2023	$4,454.40/$892.80	1,026	(1,026)	-	1,026,000	133,000	893,000	1,000	(1,000)	-	-
AA-5	May 26, 2023	$5,088.00/$1,017.60	550	(550)	-	550,000	72,000	478,000	1,000	(1,000)	-	-
AAA	November 30, 2023	$801.60/$240.96	9,388	(9,388)	-	5,377,000	645,000	4,732,000	39,000	(39,000)	-	2,000
AAA-2	December 22, 2023	$820.80/$246.24	5,334	(5,314)	20	2,978,000	357,000	2,621,000	7,000	(7,000)	-	1,000
AAA-Junior	June 26, 2024	$600.00/$180.00	1,210	(1,210)	-	1,210,000	145,000	1,065,000	7,000	(7,000)	-	-
AAA-Junior-2	July 10, 2024	$600.00/$180.00	551	(551)	-	551,000	66,000	485,000	3,000	(3,000)	-	-
AAA-Junior-3	September 20, 2024	$600.00/$180.00	697	(697)	-	697,000	84,000	613,000	4,000	(4,000)	-	-
AAA-Junior-4	September 30, 2024	$600.00/$180.00	399	(399)	-	399,000	48,000	351,000	2,000	(2,000)	-	-
AAAA-Junior (8)	July 14, 2025	$58.92	3,394,964	(3,297,551)	97,413	-	-	-	58,000	(56,000)	2,000	-
B (9)	September 29, 2025	$84.00	16,321	(16,321)	-	-	-	-	194,000	(194,000)	-	-
C (10)	November 6, 2025	$12.00	1,153	-	1,153		-		96,000	-	96,000
			3,454,420	(3,355,784)	98,636	$35,615,000	$4,420,000	$31,195,000	426,000	(327,000)	99,000	3,000

(1)

Pursuant to the terms of the Placement Agent Agreements, the Company agreed to issue to the Placement Agent, following the final closing under the individual Preferred Stock Offerings (effective as of the respective individual series closing dates), five-year warrants to purchase 14.5% of the shares of common stock issuable upon conversion of the respective series of Convertible Preferred Stock sold in the respective Preferred Stock Offering, at an exercise price equal to the applicable Preferred Stock Offering conversion price. See below for placement agent warrants exchanged in connection with the Exchange.

(2)

The Conversion price for Series AA Preferred Stock outstanding as of August 23, 2023, totaling 10,706 shares of Series AA Preferred Stock, was adjusted to $1,248.00 as a result of the Series AA Down Round Feature described below.

(3)

The Conversion prices for the Series AA Preferred Stock outstanding as of November 30, 2023, totaling 7,322 shares of Series AA Preferred Stock, were adjusted to the conversion prices shown in the table above, as a result of the Series AA Down Round Feature described below.

(4)	The triggering of the Down Round Feature for the Series AA Preferred Stock, occurring in August 2023, resulted in a deemed dividend totaling $6,446,000, which was charged to retained earnings.
(5)	As adjusted to reflect reduction in conversion prices as a result of the Series AA Down Round Feature, described below.
(6)	Series AAA and Series AAA-2 totals include 4,011 and 2,356 preferred shares, respectively, issued in connection with the Series Exchange Agreements described below.
(7)

In July 2025, the conversion prices for the AAA Preferred and the AAA Junior Preferred were adjusted pursuant to the applicable Down Round Feature. The conversion prices for AAA, AAA-2, AAA Junior, AAA Junior-2, AAA Junior-3 and AAA Junior-4 Preferred stock outstanding were adjusted to the conversion prices shown in the table above on the applicable date that the Down Round Feature was triggered (“July 2025 Down Round”). The July 2025 Down Round resulted in a deemed dividend totaling $308,000, which was charged to accumulated deficit in the December 31, 2025 balance sheet.

(8)	Series AAAA Junior Preferred Stock was issued in exchange for certain outstanding debt, as described at Note 5.
(9)	Series B Preferred Stock was issued in exchange for certain preferred stock outstanding, as described below.
(10)	Series C Preferred Stock was issued in conjunction with the YP Note Exchange described at Note 6.

Placement Agent Fees. The Company sold and/or exchanged the shares of preferred stock pursuant to placement agency agreements (the “Placement Agency Agreements”) with Aegis Capital Corporation, a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Placement Agent”) for each series of the Preferred Stock Offerings and the Exchange (as described below). Pursuant to the terms of the Placement Agency Agreements, in connection with the Preferred Stock Offerings and the Exchange, the Company paid the Placement Agent an aggregate cash fee and non-accountable expense allowance as described in the table above by series, and have or will issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase common stock at the amounts and conversion prices disclosed in the table above. With respect to shares of Series AAA Preferred Stock issued in connection with the Exchange, the Placement Agent exchanged previously issued placement agent warrants to purchase 185 shares of common stock of the Company that were issued in connection with the Series A and Series AA Preferred Stock offerings, at exercise prices ranging from $3,648.00 to $6,436.80 per share, for new placement agent warrants to purchase a total of 724 shares of common stock at an exercise price of $803.52 per share and 417 shares of common stock at an exercise price of $820.80 per share.

Exchange of Series AA, AAA and AAA Junior Preferred Stock for Series B Preferred Stock

On September 12, 2025, the Company entered into an Amended & Restated Exchange Agreement, Consent and Waiver (the “2025 AB Exchange Agreements”) with certain holders (the “2025 Exchange Preferred Stockholders”) of the Company’s Series AA, AAA and AAA Junior Preferred Stock, par value $0.001 per share (“2025 Exchanged Preferred Stock”), pursuant to which the Company and the 2025 Exchange Preferred Stockholders agreed that in exchange for the shares of 2025 Exchanged Preferred Stock held by the 2025 Exchange Preferred Stockholders, the 2025 Exchange Preferred Stockholders were granted shares of the Company’s newly issued Series B Preferred Stock, par value $0.001 per share (“2025 Exchange”). Up to an aggregate of 16,426 shares of Series B Preferred stock is issuable pursuant to the 2025 AB Exchange Agreements.

In connection with the issuance of the Series B Preferred Stock, the 2025 Exchange Preferred Stockholders, among other things, (i) agreed to terminate their additional investment rights, or AIRs, granted to them in their respective subscription agreements; (ii) waived any issuances by the Company of securities below the respective prior conversion price floors prior to the Exchange; (iii) waived any incurrence of indebtedness by the Company prior to the Exchange; (iv) agreed, for a period of six months following the date of the Exchange Agreements, to attend any annual or special meeting of the Company’s stockholders and vote their shares in accordance with management’s recommendation; and (v) provided a general release of the Company from any obligations that may exist under the terms of the Preferred Stock.

The 2025 Exchange was accounted for as an extinguishment of the 2025 Exchanged Preferred Stock, and therefore the difference between the fair value of the new / modified preferred stock and the carrying value of the original preferred stock, totaling 7,685,000, was recognized as a decrease to accumulated deficit and a decrease in additional-paid-in capital in the balance sheet, as a deemed dividend.

On October 20, 2025, the Company issued certain common stock purchase warrants to purchase an aggregate of 194,422 shares of Common Stock (the “Series B Warrants”) to the holders of shares of the Company’s Series B Preferred Stock (the “Series B Holders”) (“Series B Preferred Modification”). Each Series B Warrant has an exercise price per share equal to $12.00 (the “Series B Exercise Price”). The Series B Warrants will be available for exercise only upon the first trading day following the one year anniversary of the Company’s issuance of the Series B Warrants, unless prior written approval is received from the Company during such one-year period, as may be required by the applicable rules and regulations of the Nasdaq Capital Market (the “Warrant Stockholder Approval” and the first trading day following the one year anniversary of the Company’s receipt of Warrant Stockholder Approval being, the “Series B Warrant Initial Exercise Date”).

Each Series B Warrant offered will become exercisable beginning on the Series B Warrant Initial Exercise Date at the Series B Exercise Price, and will expire on the date that is one year from the Series B Warrant Initial Exercise Date, subject to the right to exercise during such one-year period with the prior written approval of the Company; provided that holders of the Series B Warrants will have the right to exercise their Series B Warrants during the time beginning on date the Company receives the Warrant Stockholder Approval and the Series B Warrant Initial Exercise Date in the event of a change of Control or other fundamental change (each as defined in the Series B Warrant).

The Series B Preferred Modification was accounted for as an extinguishment of the Series B Preferred Stock outstanding, and therefore the difference between the fair value of the new / modified preferred stock and the carrying value of the original preferred stock, totaling $6,296,000, was recognized as an increase to accumulated deficit and an increase in additional paid-in capital in the balance sheet, as a deemed dividend.

Direct costs incurred in connection with the Series B Preferred Modification included the issuance of 29,167 common stock purchase warrants to the placement agent, with terms and conditions identical to PIPE Warrants, with a fair value of $945,000, which are recorded as a reduction to additional paid-in capital in the accompanying balance sheet as of December 31, 2025.

Exchange of Series A and AA for Series AAA Preferred Stock

In November and December 2023, in connection with the closing of the Series AAA Preferred rounds, the Company entered into certain Series A Exchange Agreements (the “Series A Agreements”) and Series AA Exchange Agreements (the “Series AA Agreements”, and collectively with the Series A Agreements, the “Series Exchange Agreements”), with certain holders (the “Holders”) of the Company’s Series A Preferred Stock, and Series AA Preferred Stock, pursuant to which the Holders exchanged an aggregate of 6,367 shares of Series A Preferred and/or Series AA Preferred, for an aggregate of 6,367 shares of Series AAA Preferred (the “Exchange”). The Exchange closed concurrently with the closing of the Series AAA Preferred Stock Offerings.

Common Stock Purchase Warrants – Liability Classified

Series AAA Junior-3 and Series AAA Junior-4 Warrants. The Series AAA Junior-3 and Series AAA Junior-4 subscription agreements entered into in September 2024, included the sale of an aggregate of 1,096 units (the “Units”), each Unit consisting of (i) one share of newly designated Series AAA-3 Junior Convertible Preferred Stock or Series AAA-4 Junior Convertible Preferred Stock, as reflected in the table above, and (ii) a warrant to purchase three shares of the Company’s common stock (the “September 2024 Series AAA Junior Investor Warrants”), at a purchase price of $1,000 per Unit, for aggregate gross proceeds to the Company of approximately $1,096,000.

The Investor Warrants are exercisable at $480.00 per share at the option of the holder, subject to adjustment, are exercisable immediately upon issuance and expire three years from the respective issue dates of the Units, subject to certain beneficial ownership limitations. The Investor Warrants contain customary adjustments in the event of stock splits, stock dividends and other corporate events, and contain price-based anti-dilution protections. Any price-based anti-dilution adjustments were conditioned on, and subject to, stockholder approval, which was received on June 9, 2025.

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

As a result of the Buy-In Provision, the ability to deliver shares upon exercise of the Investor Warrants in some circumstances may not be generally within the control of the Company as contemplated by the accounting standards, and thus, a partial cash settlement may be required outside of the Company’s control. As such, the September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the balance sheets and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Refer to the table below.

Placement Agent Warrants. The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange), described above, include provisions that are triggered in the event of the occurrence of a Fundamental Transaction, as defined in the underlying warrant agreement, which contemplates the potential for certain transactions that result in a third-party acquiring more than 50% of the outstanding shares of common stock of the Company for cash or other assets. Given the existence of multiple classes of voting stock for the Company, as described above, the Fundamental Transaction provisions in the warrant agreements could result in a 50% or more change in ownership of outstanding common stock, without a 50% change in voting interests. As such, the Placement Agent Warrants are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the balance sheets and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Refer to the table below.

The fair value and change in the fair value of the warrant liabilities related to the September 2024 Series AAA Junior Investor Warrants and the Placement Agent Warrants, measured using Level 3 inputs, and the related income statement impact was comprised of the following for the applicable periods presented, as of December 31:

	2025	2024
Series AAA Junior-3 and Series AAA Junior-4 Warrants:
Beginning balance	$348,000	$-
Initial fair value of warrant liability – grant date (1)	-	346,000
Change in fair value	(346,000)	2,000
Subtotal - Fair value of warrant liability - Series AAA Junior -3 and Series AAA Junior – 4 Warrants	$2,000	$348,000

Placement Agent Warrants:
Beginning balance	$587,000	$1,571,000
Initial fair value of warrant liability – grant date (1)	-	133,000
Change in fair value	(581,000)	(1,117,000)
Subtotal - Fair value of warrant liability – Placement Agent Warrants	$6,000	$587,000
Total fair value of warrant liability (2)	$8,000	$935,000

(1)	Estimated fair value on the respective dates of issuance.
(2)	Refer to Note 6 for information regarding the Original YP Warrant issued in connection with the YP Note.

The fair value of the warrants described above was estimated using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the applicable dates:

	December 31, 2025			December 31, 2024

Expected volatility	153%	-	160%		101%
Risk–free interest rate	3.47%	-	3.64%	4.27%	-	4.38%
Expected life of options (in years)	1.70	-	3.73	2.71	-	4.74

Preferred Stock Dividends

The Company paid or accrued common stock dividends on outstanding preferred stock for the periods presented as follows:

Fiscal Year Ended December 31, 2025:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-5	February 4, 2025	5	$1,000
Series AA	April 28, 2025	530	89,000
Series AA-3	May 1, 2025	6	1,000
Series AA-4	May 21, 2025	113	9,000
Series AA-5	May 30, 2025	10	1,000
Series AAA / AAA-2	October 24, 2025	7,407	190,000
		8,071	$291,000

Fiscal Year Ended December 31, 2024:

Series Designation	Date	Dividend Shares	Fair Value Shares Issued (1)
Series A-2	November 28, 2024	120	$1,000
Series A-3	November 30, 2024	253	2,000
Series A-4	December 22, 2024	483	3,000
Series A-5	January 31, 2024	181	4,000
Series AA	April 19, 2024	39,690	661,000
	July 23, 2024	13,239	216,000
Series AA-3	April 29, 2024	3,430	60,000
	July 23, 2024	3,211	52,000
Series AA-4	May 6, 2024	4,625	77,000
	July 23, 2024	135	2,000
Series AA-5	May 30, 2024	4,324	65,000
	July 23, 2024	3,931	64,000
Series AAA	July 23, 2024	36,003	587,000
	December 16, 2024	61,880	415,000
Series AAA-2	July 23, 2024	40,858	666,000
	December 22, 2024	29,708	195,000
Series AAA-Junior	July 26, 2024	16,134	273,000
	August 26, 2024	16,134	240,000
	September 24, 2024	16,134	126,000
Series AAA-Junior - 2	August 9, 2024	7,347	97,000
	September 9, 2024	7,347	100,000
	October 10, 2024	7,347	90,000
Series AAA-Junior - 3	October 23, 2024	9,294	105,000
	November 19, 2024	9,294	76,000
	December 19, 2024	9,294	68,000
Series AAA-Junior - 4	October 30, 2024	5,320	65,000
	November 29, 2024	5,320	36,000
	December 30, 2024	5,320	40,000
		356,356	$4,386,000

(1)	Fair valued based on the closing price of the Company’s common stock on the respective common stock dividend payment date.

Dividend Acceleration

In connection with the 2025 AB Exchange Agreements, remaining Series AAA and AAA-2 Preferred Stock dividends totaling 7,407 shares of Common Stock, originally payable in November and December 2025, were accelerated as of the date of the exchange. The fair value of the accelerated dividends totaled $190,000, based on the closing price of the Company’s common stock on October 24, 2025, the date of issuance, which is reflected as a charge to accumulated deficit as of December 31, 2025.

In June 2024, certain existing holders of Series A, AA and AAA Preferred Stock executed Series AAA Junior Preferred Stock Offering related dividend acceleration agreements (“June 2024 Dividend Acceleration Agreements”) pursuant to which, in exchange for participation in the Series AAA Junior Preferred Stock Offering at or above a predefined threshold, all applicable remaining common stock dividends related to their existing Series A, AA and / or AAA Preferred Stock holdings were accelerated. A total of 1,923 shares of common stock dividends were paid in July 2024 pursuant to the June 2024 Dividend Acceleration Agreements, with a fair value of $729,000, based on the closing price of the Company’s common stock on the date of issuance, which was reflected as a charge to accumulated deficit.

Modifications to Series AA Additional Investment Rights

In June 2024, certain holders of Series AA Preferred Stock with outstanding Additional Investment Rights arising from the Series AA Preferred Stock Offering (“Series AA AIRs”), in exchange for certain Series AAA Junior Preferred Stock Offering related approvals, received (i) a six (6) month extension of the exercise period of such Series AA AIRs; and (ii) an adjustment to the conversion prices for such Series AA AIRs, to the existing conversion price floors for each respective subseries of Series AA Preferred Stock, as described in the table above. In addition, a three-month extension to the term of the Additional Investment Rights issued to holders of Series AAA Preferred Stock (“Series AAA AIRs”) (the issuance of such Series AAA AIRs being subject to approval of stockholders), such that the Series AAA AIRs shall expire 21-months from the final closing of Series AAA Preferred Stock Offering.

The Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included a $412.80 implied common stock price, conversion prices ranging from $905.28 to $6,360.00 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 5.13% to 5.36%, terms ranging from 0.42 years to 0.92 years and volatility assumptions ranging from 79% to 91%.

In connection with the modification to the Series AA AIRs described above, Series AA AIRs with initial underlying common shares totaling 1,340, were modified as described above, resulting in an incremental increase in fair value totaling $294,000 which was charged to additional paid-in capital as a Series AAA Junior Preferred Stock Offering financing costs in June 2024. As a result of the reduction of the Series AA AIRs conversion price, total common shares underlying the modified Series AA AIRs increased to 6,699 shares.

All AIRs outstanding were canceled in connection with the 2025 AB Exchange Agreements.

8.	STOCK-BASED INCENTIVE PLANS

The Super League 2014 Stock Option and Incentive Plan (the “2014 Plan”) was approved by the Board and the stockholders of Super League in October 2014. The 2014 Plan was subsequently amended as further described below. The 2014 Plan allows grants of stock options, stock awards and performance shares with respect to common stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The 2014 Plan provides for both the direct award and sale of shares of common stock and for the grant of options to purchase shares of common stock. Options granted under the 2014 Plan include non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

Approval of the 2025 Omnibus Equity Incentive Plan

On June 9, 2025, the stockholders of the Company approved the 2025 Omnibus Stock Incentive Plan (the “2025 Plan”) which (i) reserves thereunder 6,250 shares for issuance in the form of restricted stock units (“RSUs”) and stock option grants (“Option Grants”), among other derivative securities, and (ii) provides for the integration of one hundred percent (100%) of the reserved shares available under the Company’s existing 2014 Plan including (a) all shares of common stock reserved and unaffiliated with any issued and outstanding restricted stock units and stock option grants under the 2014 Plan totaling 309 shares, (b) all shares of common stock relating to unvested restricted stock units under the 2014 Plan totaling 267 shares, and (c) all shares of common stock relating to issued and outstanding stock option grants totaling 703. In connection with the adoption of the 2025 Plan, the Board also approved the cancellation of all issued and outstanding stock options under the 2014 Plan (2014 Plan Canceled Awards”).

The Board administers the 2025 Plan and determines which eligible individuals are to receive option grants or stock issuances under the 2025 Plan, the times when the grants or issuances are to be made, the number of shares of common stock subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of common stock of the Company on the date of grant. Options generally begin to be exercisable one month after grant and typically expire 10 years after grant. Stock options and restricted shares generally vest on a straight-line basis over four years (generally representing the requisite service period). The 2025 Plan terminates automatically on June 9, 2035. The 2025 Plan provides for the following programs:

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

The initial reserve under the 2014 Plan was 2,431 shares of common stock, which reserve was subsequently increased to 4,167 shares upon stockholders’ approval in May 2016. In July 2017, the Company amended and restated the 2014 Plan to increase the number of shares of common stock reserved thereunder from 4,167 shares to 6,250 shares. In October 2018, the Company amended and restated the 2014 Plan to increase the number of shares of common stock reserved thereunder from 6,250 shares to 7,639 shares. In July 2020, the Company’s shareholders approved an amendment to the 2014 Plan to increase the number of shares authorized for issuance from 7,639 to 10,764. In May 2021, the Company’s shareholders approved an amendment to the 2014 Plan to increase the number of shares authorized for issuance from 10,764 to 20,834. In June 2022, the Company’s shareholders approved an amendment to the 2014 Plan to increase the number of shares authorized for issuance from 20,834 to 26,042 shares. In September 2023, the Company’s shareholders approved an amendment to the 2014 Plan to increase the number of shares authorized for issuance from 26,042 to 62,500 shares. In June 2025, the Company’s shareholders approved the 2025 Plan reserving 6,250 shares for issuance under the 2025 Plan. In October 2025, the Company’s shareholders approved an amendment to the 2025 Plan to increase the number of shares authorized for issuance from 6,250 to 580,667 shares. As of December 31, 2025, 53,000 shares remained available for issuance under the 2025 Plan. All 2025 Plan share reserve and other share amounts reflected herein have been retroactively adjusted to reflect the effect of the 2026 Reverse Split for all periods presented.

Super League issues new shares of common stock upon the exercise of stock options, the grant of restricted stock, or the delivery of shares pursuant to vested restricted stock units. The compensation committee of the Board may amend or modify the 2025 Plan at any time, subject to any required approval by the stockholders of the Company, pursuant to the terms therein. In the event that any outstanding option or other right for any reason expires or is canceled or otherwise terminated, the shares allocable to the unexercised portion of such option or other right is returned and available for the purposes of this Plan.

Stock Options

The fair value of stock options granted was estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following weighted-average assumptions for the years ended December 31:

	2025	2024
Expected volatility	132.7%	98%
Risk–free interest rate	3.65%	4.08%
Dividend yield	-%	-%
Expected life of options (in years)	5.53	6.02

The expected volatility assumption for purposes of determining the fair value of stock options for the periods presented was estimated based on reference to the historical stock price volatility of the Company and a representative peer group for the applicable estimated term.

A summary of stock option activity for the year ended December 31, 2025 is as follows:

		Weighted-Average
	Options (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2024	1,000	$7,533.48		$-
Granted	82,000	12.60		-
Exercised	-	-		-
Expired	-	-		-
Canceled / forfeited	(3,000)	1,854.96		-
Outstanding at December 31, 2025	80,000	$12.36	9.89	$-
Vested and exercisable at December 31, 2025	1,000	$40.56	9.89	$-

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $11.04 and $12.36, respectively. The aggregate fair value of stock options that vested during the years ended December 31, 2025 and 2024 was $64,000 and $418,000, respectively. As of December 31, 2025, the total unrecognized compensation expense related to non-vested stock option awards was $939,000, which is expected to be recognized over a weighted-average term of approximately 2.0 years.

Restricted Stock Units

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2025:

	2025 Plan / 2014 Plan Activity		Outside of the 2025 and 2014 Plans Activity		Totals
	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)	Restricted Stock Units (#)	Weighted Average Grant Date Fair Value ($)

At December 31, 2024	1,000	$2,113.32	-	$1,881.60	1,000	$2,006.04
Granted	448,000	$10.92	42,000	28.44	490,000	12.48
Vested	(9,000)	$66.60	(26,000)	44.40	(35,000)	49.92
Canceled	(1,000)	$725.64	-	8,910.72	(1,000)	1,031.04
At December 31, 2025	439,000	$10.68	16,000	$20.76	455,000	$10.92

As of December 31, 2025, the total unrecognized compensation expense related to non-vested restricted stock units was $4,535,000 which will be recognized over a weighted-average term of approximately 2.0 years.

In December 2025, the Company issued 79,112 performance stock units (“2025 PSUs”) to certain employees under the 2025 Plan, which commence vesting in one-eighth (1/8th) increments, on a quarterly basis in arrears, only upon satisfaction of the following vesting conditions during the three-year period ending on December 31, 2028: (i) 29,334 of the 2025 PSUs will commence vesting on the date that the Company’s stock price closes at $36.00 per share or above for twenty or more trading days; and (ii) 49,778 of the 2025 PSUs will commence vesting on the date that the Company’s stock price closes at $60.00 per share or above for twenty or more trading days. Noncash stock compensation expense related to the 2025 PSUs totaled $44,000 for the year ended December 31, 2025. As of December 31, 2025, total unrecognized compensation expense related to the 2025 PSUs totaled $604,000, which is being recognized over and implied service period of approximately one year.

During the years ended December 31, 2025 and 2024, the Company issued 39,750 and 53,334, respectively, restricted stock units (included in the table above) to nonemployees for services (“Nonemployee RSUs”). The weighted average grant date fair value of the Nonemployee RSUs granted during the years ended December 31, 2025 and 2024 was $19.44 and $10.08, respectively. Compensation expense for Nonemployee RSUs for the years ended December 31, 2025 and 2024 totaled $988,000 and $256,000, respectively. As of December 31, 2025, the total unrecognized compensation expense related to Nonemployee RSUs was $233,000.

Warrants Issued to Employees and Nonemployees for Services

A summary of employee and nonemployee warrant activity (outside of the 2014 and 2025 Plan) for the year ended December 31, 2025 is as follows:

		Weighted-Average
	Warrants (#)	Exercise Price Per Share ($)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2024	-	$-	-	$-
Granted	3,000	18.54	-	-
Expired	-	-	-	-
Outstanding at December 31, 2025	3,000	$124.20	2.03	$-
Vested and exercisable as of December 31, 2025	2,000	$171.48	1.95	$-

The weighted-average grant date fair value of warrants granted during the year ended December 31, 2025 was $15.12. The aggregate fair value of Warrants that vested during the years ended December 31, 2025 and 2024 was $34,000 and $0, respectively. As of December 31, 2025, the total unrecognized compensation expense related to non-vested Warrants was $7,000.

Noncash Stock Compensation Expense

Noncash stock-based compensation expense was comprised of the following as of December 31:

	2025	2024
Stock options	$571,000	$411,000
Warrants	38,000	-
Restricted stock units	1,702,000	878,000
Total noncash stock compensation expense	$2,311,000	$1,289,000

Noncash stock-based compensation expense was included in the following financial statement line items as of December 31:

	2025	2024
Sales, marketing and advertising	$460,000	$488,000
Engineering, technology and development	22,000	30,000
General and administrative	1,829,000	771,000
Total noncash stock compensation expense	$2,311,000	$1,289,000

Modifications to Equity-Based Awards

Concurrent with the cancellation of the 2014 Plan Canceled Awards the Board approved the issuance of 7,367 equity awards under the 2025 Plan, comprised of 3,342 stock options and 4,025 RSUs to employees (40 participants) with the following general terms: 1) exercise price of $60.96 per share for stock options, 2) shares of common stock associated with all RSUs valued at $60.96 per share, the closing price of the Company’s common stock on the grant date, and 3) RSU and Option grants to vest at the rate of 1/24th per month in arrears (“2025 Exchanged Awards”).

Unrecognized compensation expense related to the awards cancelled under the 2014 Plan totaled $443,000 which is being recognized prospectively over the remaining modified service period of 2 years. Total incremental compensation cost related to the 2025 Exchanged Awards totaled $323,000, $177,000 of which related to vested awards as of the modification date and was recognized as expense immediately in the statement of operations for the year ended December 31, 2025, and $146,000 related to unvested awards which is being recognized prospectively over the remaining modified service period of 2 years.

9.	INCOME TAXES

The components of loss before benefit from (provision for) income taxes consisted of the following for the years ended December 31:

	2025	2024
United States	$(20,726,000)	$(16,474,000)
Foreign	-	-
Loss from operations before income taxes	$(20,726,000)	$(16,474,000)

The Company’s (benefit from) provision for income taxes consisted of the following for the years ended December 31:

	2025	2024
Current:
Federal taxes	$-	$-
State taxes	5,000	-
Foreign taxes	-	-
Total current	$5,000	$-

Deferred:
Federal taxes	$6,000	$50,000
State taxes	(20,000)	111,000
Foreign taxes	-	-
Total deferred	(14,000)	161,000

Net (benefit from) provision for income taxes	$(9,000)	$161,000

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31:

	2025	2024
Deferred tax assets:
Net operating loss and credits	$43,800,000	$40,819,000
Intangibles – definite lived	2,469,000	2,791,000
Stock compensation	662,000	1,856,000
Accrued liabilities	156,000	171,000
State taxes	1,000	3,000
Capitalized research and development costs	1,763,000	2,923,000
Total deferred tax assets	48,851,000	48,563,000

Valuation allowance	(48,968,000)	(48,351,000)

Deferred tax liabilities:
Fixed assets	(30,000)	(35,000)
Intangibles – indefinite lived	-	(338,000)
Total deferred tax liabilities	(30,000)	(373,000)
Total net deferred tax assets (liabilities), net of valuation allowance	$(147,000)	$(161,000)

A reconciliation of the federal statutory income tax rate and the effective income tax rate for the year ended December 31, 2025 is as follows:

	2025
	Amount	Percentage
Statutory federal– tax rate - (benefit) expense	$(4,352,000)	-21%
State tax, net	30,000	%
Change in valuation allowance	2,028,000	-10%
Nontaxable or nondeductible items:
Material Nondeductible items – change in fair value of warrant liability	-	-
Other items under 5% each	1,519,000	7%
Prior year true-up	766,000	4%
(Provision) benefit for income taxes	$(9,000)	-%

The rate reconciliation for the year ended December 31, 2025 has been adjusted to be presented in compliance with the guidance under ASU 2023-09. The Company adopted this guidance on a prospective basis.

As previously reported, prior to the adoption of ASU No. 2023-09, a reconciliation of the federal statutory income tax rate and the effective income tax rate for the year ended December 31, 2024 is as follows:

	2024

Statutory federal– tax rate - (benefit) expense	21%
State tax, net	7%
Non-deductible permanent items	(1	) %
Change in tax rate	3%
Foreign taxes	-%
Other	3%
Valuation allowance	(34)%
	(1)%

For the years ended December 31, 2025 and 2024, the Company recorded full valuation allowances against its domestic net deferred tax assets due to uncertainty regarding future realizability pursuant to guidance set forth in the FASB ASC Topic No. 740, “Income Taxes.” In future periods, if the Company determines it will more likely than not be able to realize these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is made.

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are as follows: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards. In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss position as of the end of December 31, 2025. After a review of the four sources of taxable income (as described above) and after consideration of the Company’s continuing cumulative loss position as of December 31, 2025, the Company has recorded a full valuation allowance on its deferred tax assets as presented in the table above. The change in the valuation allowance for the years ended December 31, 2025 and 2024 totaled $614,000 and $5,496,000, respectively.

At December 31, 2025, the Company had U.S. federal, state income tax, and foreign net operating loss carryforwards of approximately $163.8 million, $150.9 million, and $0, respectively. Of the federal net operating losses, $24.5 million will expire from 2034 to 2037, and $139.3 million will carry over indefinitely. Federal net operating loss carryforwards generated in 2018 or after do not expire, however, they can only be used to offset 80% of taxable income in a given year. Of the state net operating losses, $149.3 million will expire from 2034 to 2043, and $1.6 million will carry over indefinitely.

The state and local income taxes which comprise the majority of the state and local income taxes, net of federal effect category are: (1) California, (2) New York, (3) New York City, (4) Texas, and (5) Florida.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company will recognize interest and penalties related to tax uncertainties as income tax expense. There were no uncertain tax positions as of December 31, 2025.

The Company is subject to taxation in the United States, and various state and local jurisdictions where the Company conducts business. As of December 31, 2025, the Company had no outstanding tax audits. Currently there are no audits in process or pending from Federal, state or foreign tax authorities. Federal and state income tax returns are subject to examination for a period of three to four years after filing.

For the years ended December 31, 2025 and 2024, respectively, there were no cash amounts paid for income taxes.

On July 4, 2025, H.R.1 – 119th Congress (2025-2026) (“H.R.1”) was signed into law. H.R.1 introduces changes to United States tax policy, trade regulations, and federal spending priorities. The main impacts of H.R.1 for the Company are the ability to deduct domestic Sec. 174 R&D costs for tax years 2025 forward, 100% bonus depreciation, and changes to 163(j) interest limitations to remove depreciation and amortization expense from adjusted taxable income.  These changes do not have a material impact on the Company’s taxable position.  The Company is electing under H.R.1 to continue to amortize Sec. 174 costs capitalized in 2022-2024 through the remaining lives of the assets instead of taking a one-time deduction in 2025 for all unamortized amounts.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2025, the Company maintained approximately 200 square feet of office space which is leased on an annual basis at a rate of approximately $3,000 per month.

Rent expense for the years ended December 31, 2025 and 2024 was approximately $58,000 and $141,000, respectively, and is included in general and administrative expense in the accompanying statements of operations. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Pending or Threatened Claims

The Company may periodically be involved in legal proceedings and regulatory matters arising in the ordinary course of business, including contractual disputes, employment-related matters, and other commercial legal matters. Legal fees and other defense costs incurred in connection with such matters are recorded in operating expenses as incurred in the period incurred, within general and administrative expenses in the statements of operations. Reimbursements from insurance carriers, if any, related to legal defense costs are recognized when recovery is considered probable and reasonably estimable. Insurance recoveries, when recognized, are recorded separately from the related legal expense and are not offset against legal costs in the statements of operations.

Existing Pending or Threatened Claims

Global Leisure Partners, LLC, and Blackwatch Advisors, LLC vs. Super League Enterprise, Inc. On January 26, 2026, a complaint was filed against the Company in the United States District Court for the Southern District of New York by Global Leisure Partners, LLC and Blackwatch Advisors, LLC (the “Plaintiff”). Formal service of process on the complaint occurred on February 12, 2026. The complaint alleges, among other things, breach of contract and related claims arising from the Company’s completion of a series of financing transactions during the fiscal year. The Plaintiff seeks unspecified damages, together with interest, attorneys’ fees and other relief.

The Company believes the claims are wholly without merit and intends to vigorously defend the action. Based on the Company’s assessment of the facts currently known, and after consultation with outside legal counsel, the Company believes that the likelihood of a material loss is remote. Accordingly, no liability has been recorded in the accompanying financial statements as of December 31, 2025. Litigation is inherently uncertain, and while the Company believes the claims lack merit, an unfavorable outcome could occur. However, at this time, the Company does not see the need to, nor can it reasonably estimate any possible loss or range of loss associated with this matter.

Settlement of Pending or Threatened Claims

Pioneer Capital Anstalt. In May 2024, the Company settled a dispute concerning the interpretation of certain financial terms contained within the Series AA and Series AA-2 Preferred Stock certificates of designation filed in connection with the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer Settlement”). Pioneer Capital Anstalt (“Pioneer”) filed a complaint in the United States District Court for the Southern District of New York seeking monetary damages and specific performance concerning the interpretation and calculation of certain financial terms applicable to Pioneer’s additional investment rights agreements acquired in connection with Pioneer’s participation in the Series AA and Series AA-2 Preferred Stock Offerings (“Pioneer AA AIRs”) (“Pioneer Action”). In order to avoid further expense, costs, and time to litigate the action, the Parties resolved the dispute, resulting in the modification of the conversion price and conversion floor price applicable to the Pioneer AA AIRs from prices ranging from $113.16 to $156.48, down to prices ranging from $22.63 to $31.30, and the extension of the exercise term for the Pioneer AA AIRs for a period of six (6) months. The modifications to the Pioneer AIRs resulted in an incremental increase in fair value totaling $213,000 which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the year ended December 31, 2024. As a result of the reduction of the Pioneer AA AIRs conversion price, total common shares underlying the modified Pioneer AA AIRs increased from 777 to 3,882 shares.

In addition, in connection with the settlement, the Company issued to Pioneer 1,146 shares of restricted common stock valued at $516,000 on the dates of issuance, which was included as a noncash legal settlement charge in general and administrative expense in the statement of operations for the year ended December 31, 2024. In connection with the Pioneer Settlement, Pioneer filed a notice of dismissal regarding the Action.

The Company utilized an option pricing model, employing the back solve method for purposes of determining the implied common stock value of the Company for input into a Black Scholes option pricing model to determine the fair value of the Pioneer AA AIRs immediately before and after the modifications described above, using Level 3 inputs. Weighted average assumptions utilized in the Black Scholes option pricing model included a $10.32 implied common stock price, conversion prices ranging from $22.63 to $156.48 (based on the applicable original and modified preferred stock conversion prices), risk free interest rates ranging from 5.13% to 5.36%, terms ranging from .52 years to 1.02 years and volatility assumptions ranging from 80% to 93%.

Other

As described above, the Note Holders made a series of investments in the Company during the period commencing January 2021 and culminating in the issuance of the Notes, which were paid in full in the first quarter of 2023. During the fourth quarter of 2023, the Note Holders made certain claims arising from an interpretation of certain rights that the Note Holders had pursuant to the terms of SPA. On March 12, 2024, the Company and the Note Holders (the “Parties”) executed a Mutual General Release and Settlement Agreement (the “Note Holder Settlement Agreement”) settling all claims between the Parties with respect to the SPA. In consideration for the Note Holder Settlement Agreement, the Company agreed to issue the Parties an aggregate amount of 41,667 shares of common stock (the “Settlement Payment”). The Company accrued the fair value of the Settlement Payment as of December 31, 2023 (based on the closing price of the Company’s common stock on December 31, 2023) resulting in a settlement expense of $760,000 which was included in general and administrative expense in the statement of operations for the year ended December 31, 2023. The Company issued the 41,667 shares of common stock on March 19, 2024, which were valued at $22.20 per share (the closing price of the Company’s common stock on March 19, 2024), or $924,000, resulting in additional noncash settlement expense of $164,000, which was included in general and administrative expense in the statement of operations for the year ended December 31, 2024.

Related Party Transactions

Note Purchase Agreement. On November 19, 2024, the Company entered into a note purchase agreement with a non-employee member of the Board, as described at Note 6.

Consulting Agreement. In May 2018, the Company entered into a consulting agreement with a member of the Board, pursuant to which the board member provides the Company with strategic advice and planning services for which he receives a cash payment of $7,500 per month from the Company. The consulting agreement had an initial term ending December 31, 2019, and was extended for successive one-year periods upon mutual agreement of the board member and the Company through to fiscal year 2024. The term of the consulting agreement ended effective December 31, 2024. Total consulting expense under the agreement totaled $90,000 for the year ended December 31, 2024.

11.	SEGMENT REPORTING

The Company utilizes the management approach to identify the Company’s operating segments, based on information reported internally to the Chief Operating Decision Maker (“CODM”) to make resource allocation and performance assessment decisions. The Company’s CODM is the Company’s Chief Executive Officer.

An operating segment of a public entity has all the following characteristics: (1) it engages in business activities from which it may earn revenue and incur expense; (2) its operating results are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance; and (3) its discrete financial information is available. Based on the applicable criteria under the standard, the components of the Company’s operations are its (1) media and advertising component, including its publishing and content studio component; and (2) the Company’s direct-to-consumer component. A reportable segment is an identified operating segment that also exceeds the quantitative thresholds described in the applicable standard.

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

The chief operating decision maker assesses performance, establishes management compensation and decides how to allocate resources for the single reporting segment, primarily by monitoring actual results versus the annual plan, based on total revenues, net operating income (loss) and net income (loss) as reported in the statements of operations. The CODM does not evaluate segment performance using entity level balance sheet information.

The significant expenses reviewed by the CODM are cost of revenue; selling, marketing and advertising expense; engineering, technology and development expense; and general and administrative expense, as presented in the statements of operations, including noncash amortization and noncash stock compensation expense included in the expense categories. Selling, marketing and advertising expense, engineering, technology and development expense, and general and administrative expense include noncash amortization expense and noncash stock compensation expense, which is disclosed in Note 2 and Note 3, respectively. Other segment items consist of contingent consideration, loss on intangible asset disposal, impairment of intangible assets, interest expense, changes in the fair value of derivative instruments and other income (expense) items, as presented in the statements of operations.

12.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the financial statements and disclosures through March 31, 2026, the date the financial statements were available to be issued, and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

Acquisition of Let’s Bounce, Inc.

In January 2026 the Company acquired Let’s Bounce, Inc. (“Bounce”), a marketing technology company focused on enabling scalable, measurable brand engagement inside gaming and UGC environments. The total purchase price for Bounce, which was structured as an asset acquisition, was $200,000, payable as follows: (a) $75,000 at closing; (b) $25,000 on the three-month anniversary of closing; and (c) $100,000 on the six-month anniversary of closing. In addition, pursuant to the terms and subject to the conditions of the asset purchase agreement, up to $325,000 is contingently payable in connection with the achievement of certain net revenue milestones for the Bounce assets acquired during the year ended December 31, 2026. The Bounce acquisition provides the Company with an existing pipeline of opportunities, enabling more efficient in-game marketing programs, the addition of turnkey loyalty solutions to drive advertiser outcomes, and a roadmap to more automated campaign measurement.

Reverse Stock Split

On January 16, 2026, the Company filed an amendment to the Company’s Third Amended Certificate, to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 1-for-12 (the “2026 Reverse Split”) (the “2026 Amendment”). The 2026 Amendment became effective on January 23, 2026. As a result of the 2026 Reverse Split, every 12 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock.

All references to common stock, warrants to purchase common stock, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements have been retroactively adjusted to reflect the effect of the 2026 Reverse Split (and all other reverse splits described herein) for all periods presented.

Entry into Asset Purchase Agreement – Misfits Ads Business

On March 16, 2026, the Company, entered into an Asset Purchase Agreement (the “Misfits Purchase Agreement”) with Esports Now, LLC (“Misfits”), pursuant to which Misfits has agreed to sell certain assets strictly constituting the Misfits Ads Business (the “Misfits Purchased Assets”) to the Company, and the Company has agreed to assume certain liabilities related to the Misfits Purchased Assets (the “Misfits Transaction”).

As consideration for the Misfits Purchased Assets, the Company has agreed to pay to Misfits the following guaranteed consideration for the Misfits Purchased Assets: (A) at the consummation of the transactions contemplated by the Agreement (the “Misfits Closing”): (i) a cash payment in the amount of $1.5 million (the “Misfits Closing Cash Consideration”), (ii) 71,490 shares of common stock (the “Misfits Closing Shares”), (iii) a pre-funded common stock purchase warrant to purchase 456,631 shares of common stock (the “Misfits Pre-Funded Warrant”, and the shares issuable upon exercise of the Misfits Pre-Funded Warrant, the “Misfits PFW Shares”), and (iv) a common stock purchase warrant to purchase 528,121 shares of common stock, with an exercise price of $18.00 (the “Misfits Warrant”, and the shares issuable upon exercise of the Misfits Warrant, the “Misfits Warrant Shares”)(the Misfits Closing Shares, the Misfits PFW Shares, and the Misfits Warrant Shares are collectively, the “Misfits Closing Share Consideration”); and (B) on the one-year anniversary of the Misfits Closing, a cash payment in the amount of $300,000 (the “Delayed Cash Payment”).

Pursuant to the terms and subject to the conditions of the Purchase Agreement, up to an aggregate of (i) $1.2 million in cash (the “Misfits Earnout Cash”), and (ii) 105,571 shares of common stock, or, upon the election of Misfits, Misfits Pre-Funded Warrants to purchase 105,571 shares of common stock (the “Earnout Shares”, and collectively with the Misfits Earnout Cash, the “Misfits Earnout Consideration”). The Misfits Earnout Consideration will be payable to Misfits in connection with: (x) the achievement of certain gross profit milestones for the period beginning on the Misfits Closing until the date that is one (1) year from the date of the Misfits Closing; and (xi) the Company’s market capitalization as of the one and two year anniversary of the date of Misfits Closing.

The Purchase Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. Misfits and the Company have, among other things as set forth in the Purchase Agreement, agreed to take all necessary action such that, as soon as reasonably practicable after the Misfits Closing, the Company will cause a vacant seat on the Company’s Board of Directors to be filled by appointment by a designee of Misfits; provided, that such designee must be qualified to serve on a public company’s board of directors and meet the requirements of an “independent director” pursuant to the rules and regulations of Nasdaq.

The obligations of the Company and Misfits to consummate the Misfits Transaction are subject to certain closing conditions, including, but not limited to, (i) the receipt of the approval by the affirmative vote of a majority of the voting power of the Company’s shares present in person or represented by proxy at a stockholder meeting, to be held by the Company in order to approve the issuance of the Misfits Closing Share Consideration and, if earned, the Earnout Shares, as required by Nasdaq Listing Rule 5635(a), (ii) receipt of any necessary regulatory approvals, (iii) receipt of all necessary consents to the assignment of certain contracts from Misfits to the Company that make up a part of the Misfits Purchased Assets, and (iv) the execution and delivery of the Registration Rights Agreement (as more specifically set forth below).

The Purchase Agreement contains: (i) representations, warranties and covenants of the Company and Misfits that are customary for a transaction of this nature, including among others, covenants by Misfits regarding the validity of certain material contracts entered into between Misfits and third-parties being assigned to the Company, title to the Misfits Purchased Assets, the condition and sufficiency of the Misfits Purchased Assets, Misfit’s ownership and rights to its intellectual property, and the investment representations of Misfits; and (ii) customary indemnification provisions whereby Misfits will indemnify the Company for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of Misfits and certain other matters, subject to certain caps and thresholds.

Upon issuance of the Misfits Warrant at the Misfits Closing, the Misfits Warrant will entitle the holders to purchase that number of shares of Common Stock equal to the number of shares of Common Stock (or Misfits Pre-Funded Warrants) issued at the Misfits Closing as Misfits Closing Shares and shares underlying the Misfits Pre-Funded Warrant. The Misfits Warrants are exercisable immediately upon issuance, expire two years from the date of issuance, and have an initial exercise price of $18.00 (the “Initial Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events.

The Misfits Warrants also contain a call feature, whereby, after the Company has registered the Misfits Warrant Shares on an effective registration statement filed with the SEC, the Company has the option, but not the obligation, and in the Company’s sole and absolute discretion, to purchase the Misfits Warrant from the Holder at a price of $0.001 per share of Common Stock underlying the Misfits Warrant (the “Call Option”), in the event the closing price of the Company’s Common Stock, as listed on the Nasdaq Capital Market, is at or above $18.00 per share for 20 consecutive trading days (the “Call Trigger”). The Company’s right to exercise the Call Option will begin on the day immediately following the Call Trigger until the day that is thirty (30) calendar days thereafter, by way of delivery of a notice to exercise the Call Option to the holders of the Misfits Warrants.

Upon issuance of the Misfits Pre-Funded Warrant at the Misfits Closing, the exercise price per underlying share of common stock will be $0.001. Pursuant to the Misfits Pre-Funded Warrant, a holder will not be entitled to exercise any portion of any Misfits Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of Common Stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Misfits Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of Misfits Pre-Funded Warrants will be entitled to receive, upon exercise of the Misfits Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Misfits Pre-Funded Warrants immediately prior to the fundamental transaction.

At the closing of the Misfits Transaction, the Company and Misfits will enter into a registration rights agreement pursuant to which, among other matters, Misfits will be granted certain customary mandatory registration rights with respect to the Misfits Closing Shares, the Misfits Warrant Shares, and the Misfits PFW Shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LEAGUE ENTERPRISE, INC.

Date: March 31, 2026	By:	/s/ Matt Edelman
Matt Edelman
President and Chief Executive Officer (Principal Executive Officer)

SUPER LEAGUE ENTERPRISE, INC.

Date: March 31, 2026	By:	/s/ Clayton Haynes
Clayton Haynes
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matt Edelman	Chief Executive Officer, President	March 31, 2026
Matt Edelman	and Chair of the Board
(Principal Executive Officer)

/s/ Clayton Haynes	Chief Financial Officer	March 31, 2026
Clayton Haynes	(Principal Financial and Accounting Officer)

/s/ Ann Hand	Director	March 31, 2026
Ann Hand

/s/ Kristin Patrick	Director	March 31, 2026
Kristin Patrick

/s/ Mark Jung	Director	March 31, 2026
Mark Jung

/s/ Bant Breen	Director	March 31, 2026
Bant Breen

/s/ Hunter Williams	Director	March 31, 2026
Hunter Williams

/s/ Marti Frucci	Director	March 31, 2026
Marti Frucci