Form 10-K/A
period 2025-12-31
Super League Enterprise, Inc.
filed 2026-04-30
CIK 1621672

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

Company: (213) 421-1920

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

As of April 27, 2026, there were 1,467,848 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

Auditor Firm PCAOB ID: 100

Auditor Name: WithumSmith+Brown, PC

Auditor Location: Whippany, New Jersey

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Super League Enterprise, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

TABLE OF CONTENTS

		Page No.

PART III

10.	Directors, Executive Officers and Corporate Governance	1
11.	Executive Compensation	10
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
13.	Certain Relationships and Related Transactions, and Director Independence	19
14.	Principal Accounting Fees and Services	20

PART IV
		22
15.	Exhibits and Financial Statement Schedules

SIGNATURES

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies are set forth below Our executive officers are appointed by the Board and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with the Company. There are no family relationships among any of our directors or executive officers.

Name	Position	Age

Matthew Edelman	Chief Executive Officer, President and Chair of Board	56
Clayton Haynes	Chief Financial Officer	55
Bant Breen	Independent Director	55
Marti Frucci	Independent Director	57
Ann Hand	Non-Executive, Non-Independent Director	56
Mark Jung	Independent Director	64
Kristin Patrick	Independent Director	55
Hunter Williams	Independent Director	33

Matt Edelman

Chief Executive Officer, President and Chair of Board

Mr. Edelman serves as Chairman, Chief Executive Officer, and President, with responsibility for the company’s strategy, capital allocation, operations, and long-term growth. Mr. Edelman was appointed President in January 2023 and Chief Executive Officer in April 2025, after serving as Chief Commercial Officer since July 2017. Mr. Edelman was also appointed as a member of the Board of Directors in October 2025, and as Chairman in January 2026. Mr. Edelman architected a comprehensive corporate restructuring, strengthening the company’s balance sheet and raising more than $26 million in six months, culminating in a $20 million private placement in October 2025. Prior to his appointment as Chief Executive Officer, Mr. Edelman drove more than 20x revenue growth, led multiple M&A transactions, oversaw hundreds of brand partnerships, supported the company’s successful NASDAQ IPO, and helped establish Super League as a defining force in the emerging category of playable media. A strategic and entrepreneurial leader, Matt’s career spans media, gaming, content, and emerging technology, with a consistent focus on long-term value creation. He has founded and operated ventures across digital marketing, the consumer internet, content production, social commerce, and generative AI. Prior to joining Super League, Mr. Edelman served as the Head of Digital Operations and Marketing Solutions at WME-IMG (now Endeavor), where he built and scaled Endeavor’s digital operations and marketing solutions division, directing global digital initiatives across WME-IMG’s portfolio of more than 350 live events worldwide and establishing the digital practice for the company’s experiential agency. Earlier in his career, he helped launch Marvel Studios and Marvel.com, contributing to the early development of what became one of the most successful entertainment franchises in history. Matt has served as an advisor and consultant to numerous brands and media companies, including Nike, Marvel, MTV, Sony Pictures, 20th Century Fox, Primedia and TV Guide. He currently sits on the Board of the Global Entertainment Marketing Academy, the Board of the Epilepsy Foundation Los Angeles as Vice President, is co-founder (with his wife) of the Hope for Healing Initiative, and is a member of the Western Regional Scholarship Advisory Committee for the Jackie Robinson Foundation. Mr. Edelman earned a Bachelor of Arts in Politics from Princeton University.

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

Bant Breen

Independent Director

Mr. Breen has served as a director on our Board since April 2025 and is the Founder, and current Chairman and Chief Executive Officer of Qnary, a global technology and solutions leader in digital reputation growth solutions for professionals and brands, founded in 2011. Mr. Breen is also the host of The UNCAGED Show, a webcast/podcast that celebrates thought leadership from today's top business leaders. Prior to founding and serving as Chairman and CEO of Qnary, Mr. Breen served from January 2006 to November 2011 in numerous executive roles at Interpublic Group (NYSE: IPG) (“IPG”), including Chief Executive Officer of IPG’s Reprise Media Worldwide, a global search and social media agency, as President of IPG’s Initial Worldwide, as President of IPG’s The Futures Marketing Group, as founder of Ansible, IPG's Mobile Marketing Agency, and as EVP, Global Director of Digital Communications, of IPG’s Universal McCann. Before joining IPS, Mr. Breen was the Founder and President of BB Dentsu, a strategic marketing and communications consultancy affiliated with Dentsu Inc., and Mr. Breen led global digital advertising activities for Leo Burnett Worldwide. Mr. Breen served on the board of directors of Harte Hanks Inc (Nasdaq: HHS) during 2018 and 2019. Mr. Been received a B.A. from Duke University, North Carolina, an M.A. and B.A. from the University of Cambridge, Trinity College, Cambridge, England, and is an Adjunct Professor in Media and Marketing at Blanquerna-Ramon Llull University, Barcelona, Spain.

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

Marti Frucci

Independent Director

Ms. Frucci has served as a director on our Board since January 2026 and is the founder and Managing Partner of Momentum Ventures Advisory. Ms. Frucci is a highly experienced investment banking professional who has completed over $20 billion in transactions over the past 30+ years across a broad range of TMT sectors. She began her career with bulge bracket banks (Bankers Trust now Deutsche Bank, Lazard, and DLJ now UBS), where she worked on M&A, high yield offerings, IPO’s, private placements, restructurings and share repurchases for large public and private corporations. Ms. Frucci then took her skillset to a series of specialized investment banking boutiques where she could collaborate more directly with the founders of companies who were still running their businesses, with the focus narrowed to M&A and private placements. In 2015 Ms. Frucci established Momentum Ventures Advisory in order to provide bulge bracket quality advisory services to smaller companies that desire experienced professional guidance but cannot justify the cost structure that even a boutique must follow, as well as larger companies for which a traditional bank is not needed or suitable to the circumstances. She continues to work across a myriad of sectors, from digital media to marketing services to SaaS companies, for both public and private companies, and across all geographies. Ms. Frucci served in the Presidential Advance Office of The White House for President Reagan and ran the Award Ceremonies department for the 1984 L.A. Olympics. Ms. Frucci holds a BS and an MBA from Columbia University.

We believe Ms. Frucci provides a layer of richness and unique perspective, and her vast deal and sector experience has resulted in invaluable relationships. Ms. Frucci’s serves as Chair of the audit committee and as a member of the compensation committee.

Ann Hand

Non-Executive, Non-Independent Director

Ms. Hand served as our Chief Executive Officer and Chair of the Board from June 2015 to March 31, 2025, as our President from June 2015 to January 13, 2023, and served as Executive Chair from April 1, 2025 to January 2026. Over the past 20 years, Ms. Hand has served as a market-facing executive with a track record in brand creation and turn-around with notable delivery at the intersection of social impact with consumer trends and technology to create bold offers, drive consumer preference and deliver bottom line results. Prior to joining the Company, from 2009 to 2015, Ms. Hand served as Chief Executive Officer and as a director of Project Frog, a venture-backed firm with a mission to democratize healthy, inspired buildings that are better, faster, greener, and more affordable than traditional construction. From 1998 through 2008, Ms. Hand served in various senior executive positions with BP plc, including Senior Vice President, Global Brand Marketing & Innovation from 2005 to 2008, during which time she led many award-winning integrated marketing campaigns and oversaw the entire brand portfolio of B2C and B2B brands, including BP, Castrol, Arco, am/pm and Aral. Additionally, she served as Chief Executive, Global Liquefied Gas Business Unit with full P&L accountability across 15 countries and 3,000 staff, covering operations, logistics, sales and marketing with over $3 billion in annual revenue. Ms. Hand was recognized by Goldman Sachs - “100 Most Intriguing Entrepreneurs” in 2014, by Fortune - “Top 10 Most Powerful Women Entrepreneurs” in 2013, and Fast Company – “100 Most Creative People” in 2011. Ms. Hand earned a Bachelor of Arts in Economics from DePauw University, an MBA from Northwestern’s Kellogg School of Management, and completed executive education at Cambridge, Harvard and Stanford Universities.

Ms. Hand’s extensive background in corporate leadership and her practical experience in brand creation and turn-arounds directly align with the Company’s focus and ideally position her to make substantial contributions to the Board.

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

As we continue to expand the visibility of our brand, we believe Ms. Patrick will provide instrumental input on our marketing efforts and will assist the Board and management with initiating marketing programs to enable us to meet our short-term and long-term growth objectives. Ms. Patrick also serves as a member of the Board’s Compensation Committee and the Nominating and Governance Committee.

Hunter Williams

Independent Director

Mr. Williams has served on our Board since December 2025 and is an accomplished digital asset strategist and entrepreneur with deep expertise in blockchain technology, token economics, and decentralized finance, coupled with a foundation in compliance and legal operations. With a decade of experience advising high-growth Web3 companies and architecting token strategies that have achieved billion-dollar fully diluted valuations, he has founded and led multiple ventures across blockchain acceleration, digital-asset ecosystem development, and frontier-technology commercialization. Earlier in his career, Hunter worked in legal and compliance automation at National Instruments, supporting enterprise-level governance, risk, and operational efficiency initiatives. He currently leads strategic direction and partnerships across several blockchain and emerging-technology companies, bringing a unique combination of regulatory fluency, operational rigor, and innovative digital-asset leadership to the Super League Board of Directors. Mr. Williams received a bachelor’s degree in business management from Texas Tech University.

Mr. Williams will bring significant strategic insights, operational experience, key industry relationships and deep acumen in the blockchain and digital asset sectors.

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

Our Amended and Restated Certificate of Incorporation, as amended (our “Charter”) classifies our Board of Directors into three classes with staggered three-year terms, designated as follows:

●	Class I, comprised of two directors, Kristin Patrick and Brant Been (with terms expiring at our 2027 annual meeting of stockholders);

●	Class II, comprised of three directors, Matthew Edelman, Marti Frucci and Hunter Williams (with terms expiring at our 2028 annual meeting of stockholders); and

●	Class III, comprised of two directors, Ann Hand and Mark Jung (with terms expiring at our 2026 annual meeting of stockholders, to be held later this year).

Name	Position	Board Class	Current Term Expires

Matthew Edelman	Chair of Board	II	2028
Bant Breen (1)(3)	Independent Director	I	2027
Marti Frucci (1)(2)	Independent Director	II	2028
Ann Hand (2)(3)	Non-Executive, Non-Independent Director	III	2026
Mark Jung (1)	Independent Director	III	2026
Kristin Patrick (2)(3)	Independent Director	I	2027
Hunter Williams	Independent Director	II	2028

(1) Member of our Audit Committee.

(2) Member of our Compensation Committee.

(3) Member of our Nominating and Corporate Governance Committee.

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

Audit Committee

Our Audit Committee is currently comprised of Marti Frucci, who serves as the Audit Committee Chair, Bant Breen and Mark Jung. Ms. Frucci, Mr. Breen and Mr. Jung are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee met four times during each of the years ended December 31, 2025 and 2024, respectively. Pursuant to its charter, the Audit Committee’s responsibilities include, among other things:

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

Our Board has affirmatively determined that all members of our Audit Committee meet the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Stock Market. Our Board has determined that Marti Frucci qualifies as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq Stock Market rules and regulations. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market.

Compensation Committee

Our Compensation Committee is currently comprised of Ann Hand, who serves as the Compensation Committee Chair, Kristin Patrick and Marti Frucci. Ms. Patrick and Ms. Frucci are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Compensation Committee’s main function is to assist our Board in the discharge of its responsibilities related to the compensation of our executive officers. The Compensation Committee met: (i) ten times during the year ended December 31, 2025; and (ii) seven times, and on three occasions approved resolutions via written consent during the year ended December 31, 2024. Pursuant to its charter, the Compensation Committee is primarily responsible for, among other things:

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

Nominating and Governance Committee

Our Nominating and Governance Committee is currently comprised of Bant Breen, who serves as the Nominating and Governance Committee Chair, Ann Hand and Kristin Patrick. Mr. Breen and Ms. Patrick are independent directors as determined in accordance with the rules of the Nasdaq Stock Market. The Nominating and Governance Committee met five times and four times during the years ended December 31, 2025 and 2024, respectively. Pursuant to its charter, the Nominating and Governance Committee is primarily responsible for, among other things:

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

Board Qualifications and Experience

Our Nominating and Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, will consider many factors, including the following:

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

Compensation Committee Interlocks and Insider Participation

At no time have any of the members of our Compensation Committee been one of our officers or employees other than Ms. Hand, as further described below. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any other entity that has one or more executive officers on our Board of Directors or Compensation Committee.

Ms. Hand, the chair of our Compensation Committee, is a non-independent, non-executive director. The Board has determined that Ms. Hand’s service on the Compensation Committee is in the best interests of the Company and its shareholders despite not being "independent." Specifically, Ms. Hand is not an officer or employee of the Company, nor a family member of an officer or employee, but does not meet the independence criteria due to her prior role as an executive officer of the Company.

Given Ms. Hand’s experience of more than 30 years and her deep understanding of our company's business model, the Board believes her insights are invaluable to the function of the Compensation Committee. In accordance with Nasdaq Listing Rule 5605, Ms. Hand will not serve on the Compensation Committee for more than two years and will not serve as the Audit Committee Chair.

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

Mr. Edelman currently serves in the roles of Chief Executive Officer and Chair of the Board. Mr. Edelman is responsible for setting the strategic direction of the Company and the day-to-day leadership and operation of the Company, sets the agenda for the Board meetings and presides over Board meetings. Mr. Edelman possesses in-depth knowledge of the issues, opportunities and risks facing us, as well as our business and our industry. Mr. Edelman is best positioned to fulfill the Executive Chair’s responsibility to develop meeting agendas that focus the Board’s time and attention on critical matters and to facilitate constructive dialogue among Board members on strategic issues.

In addition to Mr. Edelman’s leadership, the Board maintains effective independent oversight through a number of governance practices, including open and direct communication with management, input on meeting agendas, and regular executive sessions. Non-management directors meet in executive session at least quarterly. The chairman of each of the Board's committees (Audit, Compensation, and Nominating & Corporate Governance) rotate as the presiding director for these sessions, typically alternating based on the topic of discussion.

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

2450 Colorado Avenue, Suite 100E

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

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended December 31, 2025, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Director Independence

Our Board has determined that the following five of our seven directors qualify as independent directors, as determined in accordance with the Listing Rule 5605 of the Nasdaq Stock Market: Messrs. Breen, Jung and Williams, and Mses. Frucci and Patrick. Nasdaq Listing Rule 5605 includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of such director’s family members have engaged in various types of business dealings with us. In addition, as required by Nasdaq Stock Market listing rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in fulfilling the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We are a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to our “named executive officers,” who are those individuals serving as our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers at December 31, 2025, the end of the last completed fiscal year (the “Named Executive Officers”).

We have identified Matt Edelman, Clayton Haynes and Ann Hand as our Named Executive Officers for the year ended December 31, 2025. Our Named Executive Officers for our fiscal year ending December 31, 2026 are subject to change, as we may hire or appoint new executive officers.

For the fiscal years ended December 31, 2025 and 2024, compensation for our Named Executive Officers was as follows:

Name and principal position	Year	Salary ($)	Bonus ($)		Other	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)

Matt Edelman	2025	$351,000		$(2)		$1,875,000	$52,000	$2,278,000
Chief Executive Officer, President and Chair(2)	2024	$330,000	$-	(3)	-	$-	$-	$330,000

Clayton Haynes	2025	$300,000		$(2)		$930,000	$-	$1,230,000
Chief Financial Officer	2024	$310,000	$-	(3)	-	$-	$-	$310,000

Ann Hand	2025	$402,000		$(2)		$44,000	$36,000	$482,000
Former Chief Executive Officer, Former Executive Chair (3)	2024	$425,000	$-	(3)	-	$-	$-	$425,000

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

The applicable amounts included in the table above do not represent the actual value, if any, that may be realized by the Named Executive Officers.

(2)	Mr. Edelman has served as the Company’s President since January 2023, as the Company’s Chief Executive Officer effective April 1, 2025, and was appointed as Chair of the Board on January 2, 2026.

(3)	Ms. Hand served as the Company’s Chief Executive Officer and Chair of the Board from June 2015 to March 31, 2025, and served as Executive Chair from April 1, 2025 to January 2026.

Elements of Compensation

Our executive compensation program consisted of the following components of compensation during the years ended December 31, 2025 and 2024:

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

For the years ended December 31, 2025 and 2024, no bonus compensation was earned in connection with the applicable Annual Executive Bonus Program approved by the Compensation Committee, as a result of not achieving applicable pre-determined milestones for fiscal year 2025 and 2024.

Equity Incentive Awards

We believe that to attract and retain management, key employees and non-management directors, the compensation paid to these persons should include, in addition to base salary, annual equity incentives. Our Compensation Committee determines the amount and terms of equity-based compensation granted to each individual. In determining whether to grant certain equity awards to our executive officers, the Compensation Committee assesses the level of the executive officer’s achievement of meeting individual goals, as well as the executive officer’s contribution towards goals of the Company. All equity awards issued to our Named Executive Officers, if any, were issued under our 2025 Omnibus Equity Incentive Plan, as amended (the “2025 Plan”).

Employment Agreements and Potential Payments upon Termination or Change of Control

Matt Edelman

Effective January 1, 2026 (the “Edelman Effective Date”), the Company entered into a new executive employment agreement with Matthew Edelman in the continued capacities of President and Chief Executive Officer of the Company (the “Edelman Agreement”). Mr. Edelman, who has served as a Class II member of the Board since our 2025 annual meeting of stockholders held on October 20, 2025. Mr. Edelman was also appointed as Chairman of the Board effective January 2, 2026. The Edelman Agreement replaces a prior employment agreement expiring December 31, 2025. Pursuant to the Edelman Agreement, Mr. Edelman will (i) serve as Chief Executive Officer and President of the Company for a period of three years beginning on the Edelman Effective Date; (ii) receive an annual salary of $400,000, subject to an annual cost of living adjustment and an annual increase at the discretion of the Board; and (iii) receive (a) a restricted stock unit grant consisting of 1,756,250 shares (146,355 shares following the 1-for-12 reverse stock split in January 2026 “Reverse Split”) of Common Stock, which shall vest in full on December 19, 2027; (b) a restricted stock unit performance grant ("PSU") consisting of 176,000 shares (14,667 shares post-Reverse Split) of Common Stock, which shall vest quarterly in 1/8th increments upon the Company’s Common Stock closing at $3.00 or more for twenty consecutive trading days; and (c) a restricted stock unit performance grant consisting of 298,667 shares (24,889 shares post-Reverse Split) of Common Stock, which shall vest quarterly in 1/8th increments upon the Company’s Common Stock closing at $5.00 or more for twenty consecutive trading days. Each of the restricted stock grants are subject to additional vesting accelerations and conditions, upon termination for cause or without cause, and upon resignations, as further described in the Edelman Agreement. Additionally, pursuant to the Edelman Agreement, Mr. Edelman will (i) participate in the Company’s health insurance plan offered to its employees; (ii) participate in the Company’s 401(k) Plan; and (iii) receive reimbursement for all reasonable business expenses.

In the event the Company terminates Mr. Edelman without Cause, or Mr. Edelman resigns for Good Reason (each as defined in the agreement), Mr. Edelman will be entitled to a cash payment equal to 18 months of the annual salary amount from the date of such termination. In the event the Company terminates Mr. Edelman for Cause, or, Mr. Edelman resigns without Good Reason, Mr. Edelman shall only be entitled to salary and benefits accrued prior to such date, provided that Mr. Edelman shall retain the right for 90 days from the date of such termination or resignation to exercise any Awards which are vested as of such date. In the event of a Change-In-Control (as defined in the agreement), the vesting of all Awards granted to Mr. Edelman shall accelerate, and all such Awards shall be considered fully vested immediately prior to such Change-In-Control.

Clayton Haynes

On January 1, 2026, the Company entered in an Employment Agreement (the “Haynes Agreement”) dated January 1, 2026 (the “Haynes Effective Date”) with Clayton Haynes, Chief Financial Officer and Secretary of the Company, replacing a prior agreement expiring December 31, 2025. Pursuant to the Haynes Agreement, Mr. Haynes (i) will serve as Chief Financial Officer and Secretary of the Company for a period of three years beginning on the Haynes Effective Date; (ii) will receive an annual salary of $340,000, subject to an annual cost of living adjustment and an annual increase at the discretion of the Board; and (iii) will receive (a) a restricted stock unit grant consisting of 887,500 shares (73,959 shares post-Reverse Split) of Common Stock, which shall vest quarterly in 1/8th increments beginning March 18, 2026 and becoming fully vested on December 19, 2027; (b) a restricted stock unit performance grant consisting of 88,000 shares (7,334 shares post-Reverse Split) of Common Stock, which shall vest quarterly in 1/8th increments upon the Company’s Common Stock closing at $3.00 or more for twenty consecutive trading days; and (c) a restricted stock unit performance grant consisting of 149,333 shares (12,445 shares post-Reverse Split) of Common Stock, which shall vest quarterly in 1/8th increments upon the Company’s Common Stock closing at $5.00 or more for twenty consecutive trading days. Each of the restricted stock grants are subject to additional vesting accelerations and conditions, upon termination for cause or without cause, and upon resignations, as further described in the Haynes Agreement. Additionally, pursuant to the Haynes Agreement, Mr. Haynes will (i) participate in the Company’s health insurance plan offered to its employees; (ii) participate in the Company’s 401(k) Plan; and (iii) receive reimbursement for all reasonable business expenses.

In the event: (i) the Company terminates Mr. Haynes without Cause, or Mr. Haynes resigns for Good Reason, Mr. Haynes will be entitled to a cash payment equal to twelve months of the annual salary amount from the date of such termination; or (ii) the Company terminates Mr. Haynes for Cause, or, Mr. Haynes resigns without Good Reason, Mr. Haynes shall be only be entitled to salary and benefits accrued prior to such date, provided that Mr. Haynes shall retain the right for 90 days from the date of such termination or resignation to exercise any Awards which are vested as of such date.

Employment Agreements with Former Named Executive Officers

Ann Hand

On January 5, 2022, we entered into an employment agreement with Ms. Hand, which provides that Ms. Hand shall continue to serve as our Chief Executive Officer, President and Chair of the Board. The employment agreement with Ms. Hand provided for a base annual salary of $425,000, which amount may be increased annually, at the sole discretion of the Board.  As additional compensation, Ms. Hand was issued a grant of 45,000 performance stock units (“PSUs”) (the “Hand PSUs”), with equal increments of 20% of the Hand PSUs vesting upon the 60-day volume weighted average price of the Company’s Common Stock (the “60-Day VWAP”) reaching (A) $16.00 per share, (B) $20.00 per share, (C) $24.00 per share, (D) $28.00 per share, and (E) $32.00 per share. Ms. Hand has been granted the Hand PSUs in lieu of participating in the equity-grant component of the Company’s annual executive compensation plan during the Hand Initial Term. On April 1, 2025, Ms. Hand and the Company entered into addendum number one (the “Hand Addendum”) to the Hand employment agreement. The Hand Addendum provided for the following: (i) Ms. Hand will serve as Executive Chair for a term beginning on the April 1, 2025 and concluding on December 31, 2025 (the “Term”); (ii) will receive a grant of an option to purchase seven hundred thousand (700,000) shares of Common Stock with an exercise price of $0.245, vesting in full on December 31, 2025, subject to acceleration upon a change of control of a majority of the capital stock of the Company; and (iii) retain an annual salary of $425,000.

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

On January 2, 2026, Ms. Hand resigned as Executive Chair. Pursuant to the terms of Ms. Hand’s employment agreement, Ms. Hand received a consulting agreement on January 2, 2026 for a period concluding on December 31, 2026 with a monthly fee of $4,000. Ms. Hand served as the Company’s Executive Chair from April 1, 2025 to January 2026, as Chief Executive Officer and Chairman from June 2015 until March 31, 2025, and as President from June 2015 until January 13, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses outstanding equity awards held by each of the Named Executive Officers as of December 31, 2025:

		Option/Warrant Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options/ warrants (#) Exercisable		Number of securities underlying unexercised options/ warrants (#) Unexercisable		Option/ warrant Exercise price($)	Option/ warrant expiration date	Number of shares or units of stock that have not vested(#)		Market value of shares or units of stock that have not vested(#)

Matt Edelman	6/11/2025	261	(3)	782	(3)	$5.08	6/9/2035
	12/3/2025							146,355		$1,073,069
	12/3/2025							39,556		$290,022

Clayton Haynes	12/3/2025							729	(2)	$5,346
	12/3/2025							73,229		$536,917
	12/3/2025							19,779		$145,010

Ann Hand	6/11/2025	209	(1)	-		$5.08	6/9/2035
	11/28/2025	521		-		$0.91	11/26/2035

(1)

On June 9, 2025, the stockholders of the Company approved the 2025 Omnibus Stock Incentive Plan (the “2025 Plan”) which (i) reserves thereunder shares for issuance in the form of restricted stock units (“RSUs”) and stock option grants (“Option Grants”), among other derivative securities, and (ii) provides for the integration of one hundred percent (100%) of the reserved shares available under the Company’s existing 2014 Plan including (a) all shares of common stock reserved and unaffiliated with any issued and outstanding restricted stock units and stock option grants under the 2014 Plan, (b) all shares of common stock relating to unvested restricted stock units under the 2014 Plan, and (c) all shares of common stock relating to issued and outstanding stock option grants, as described below. In connection with the adoption of the 2025 Plan, the Board also approved the cancellation of all issued and outstanding stock options under the 2014 Plan (2014 Plan Cancelation”).

Effective June 11, 2025, in connection with the 2014 Plan Cancelation, Ms. Hand cancelled certain stock options and performance stock units with original grant dates of April 29, 2023 and September 7, 2023, respectively, previously granted to Ms. Hand under the 2014 Plan, pursuant to a Board approved exchange. In exchange for the cancelled equity awards, Ms. Hand was granted 729 RSUs which vested in full on December 31, 2025 and 209 options to purchase shares of the Company’s common stock under the 2025 Plan which vested in full on December 31, 2025. The options granted to Ms. Hand on November 11, 2025 vested in full on December 31, 2025.

(2)

Effective June 11, 2025, in connection with the 2014 Plan Cancelation, Mr. Haynes cancelled certain stock options and performance stock units with original grant dates of April 29, 2023 and September 7, 2023, respectively, previously granted to Mr. Haynes under the 2014 Plan, pursuant to a Board approved exchange. In exchange for the cancelled equity awards, on December 3, 2025, Mr. Haynes was granted 729 RSUs under the 2025 Plan which vest quarterly in 1/8th increments beginning March 18, 2026 and becoming fully vested on December 19, 2027.

On December 3, 2025, Mr. Haynes was granted 73,229 RSUs which vest quarterly in 1/8th increments beginning March 18, 2026 and becoming fully vested on December 19, 2027. On December 3, 2025, Mr. Haynes was also granted PSUs as described above under, “Employment Agreements and Potential Payments upon Termination or Change of Control – Clayton Haynes.”

(3)

Effective June 11, 2025, in connection with the 2014 Plan Cancelation, Mr. Edelman cancelled certain stock options and performance stock units with original grant dates of April 29, 2023 and September 7, 2023, respectively, previously granted to Mr. Edelman under the 2014 Plan, pursuant to a Board approved exchange. In exchange for the cancelled equity awards Mr. Edelman was granted, under the 2025 Plan, 1,042 RSUs which vest monthly in 1/24th increments beginning July 11, 2025 and becoming fully vested on June 11, 2027, and 520 RSUs which vest monthly in 1/24th increments beginning July 11, 2025 and becoming fully vested on June 11, 2027.

On December 3, 2025, Mr. Edelman was granted 146,355 RSUs which vest in full on December 19, 2027. On December 3, 2025, Mr. Edelman was granted PSUs as described above under, “Employment Agreements and Potential Payments upon Termination or Change of Control – Matt Edelman.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2025 Plan	83,000	$12.36	53,000
Equity compensation plans not approved by security holders	3,000	24.14	-
Total	86,000	$-	53,000

Stock Option and Incentive Plan

2025 Omnibus Equity Incentive Plan

The 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) was approved by the Board of Directors on April 8, 2025 and by stockholders on June 9, 2025. The 2025 Plan initially reserved thereunder 6,250 shares for issuance in the form of restricted stock units (“RSUs”) and stock option grants (“Option Grants”), among other derivative securities, and provides for the integration of one hundred percent (100%) of the reserved shares available under the Company’s existing 2014 Plan including (a) all shares of common stock reserved and unaffiliated with any issued and outstanding restricted stock units and stock option grants under the 2014 Plan totaling 309 shares, (b) all shares of common stock relating to unvested restricted stock units under the 2014 Plan totaling 267 shares, and (c) all shares of common stock relating to issued and outstanding stock option grants totaling 703. In connection with the adoption of the 2025 Plan, the Board also approved the cancellation of all issued and outstanding stock options under the 2014 Plan (“2014 Plan Canceled Awards”).

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

Amended and Restated 2014 Stock Option and Incentive Plan

The Super League 2014 Stock Option and Incentive Plan (the “2014 Plan”) was approved by the Board of Directors and the stockholders of Super League in October 2014. The 2014 Plan was subsequently amended in May 2015, May 2016, July 2017, October 2018, May 2020, April 2021, June 2022 and September 2023. The 2014 Plan allowed grants of stock options, stock awards and performance shares with respect to Common Stock of the Company to eligible individuals, which generally includes directors, officers, employees, advisors and consultants. The 2014 Plan provides for both the direct award and sale of shares of Common Stock and for the grant of options to purchase shares of Common Stock. Options granted under the 2014 Plan included non-statutory options as well as incentive options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

Option grants to employees, executive officers and non-employee directors are made by the Compensation Committee under the 2025 Plan from time to time, as determined by the Compensation Committee.  We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Non-Executive Director Compensation

On January 31, 2019, and as amended on August 13, 2019, effective July 1, 2019, our Board adopted a director compensation plan for our non-employee directors, the details of which are presented in the table below. We do not provide deferred compensation or retirement plans for non-employee directors.

Schedule of Director Fees

Compensation Element	Cash (1)		Equity (2)
Annual Retainer	$25,000	(3)	$60,000	(4)
Audit Committee Chair	$15,000		$-
Compensation Committee Chair	$10,000		$-
Nominating and Governance Committee Chair	$5,000		$-
Audit Committee Member	$5,000		$-
Compensation Committee Member	$3,500		$-
Nominating and Governance Committee Chair	$1,000		$-

(1)	Cash compensation is payable in equal installments on a quarterly basis; provided, however, that no monthly cash retainer will be paid after any termination of service.

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

2025 Summary Table of Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a non-employee director during the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Other Compensation ($)	Total ($)

Bant Breen	23,750	112,000		135,750
Marti Frucci(3)	-	-		-
Mark Jung	51,250	109,000		160,250
Kristin Patrick	28,500	109,000		137,500
Hunter Williams	1,442	52,000		53,442

Former Directors
Jeff Gehl	$46,328	49,000		95,328
Michael Keller	$24,250			24,250

(1)	See Summary Compensation Table for compensation paid to Mr. Edelman and Ms. Hand during the fiscal year ended December 31, 2025.

(2)

The following table presents: (a) the aggregate number of RSUs granted during the year ended December 31, 2025, the grant date fair values of which are reflected in the table above; (b) the aggregate number of outstanding unvested RSUs at December 31, 2025; and (c) the aggregate number of outstanding options (both vested and unvested) at December 31, 2025. The grant date fair value is calculated in accordance with ASC 718. The methodology used to calculate the estimated value of the equity awards granted is set forth under the Notes to the audited Financial Statements as of and for the years ended December 31, 2025 and 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not represent the actual value, if any, that may be realized by the individuals listed in the table.

(3)	On January 1, 2026, the Board appointed Marti Frucci as a member of the Board, as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 27, 2026, we had four (4) classes of voting stock outstanding: (i) Common Stock; (ii) Series AA Preferred Stock; (iii) Series AAA-2 Preferred Stock; and (iv) Series C Preferred Stock.

The following table sets forth certain information known to us regarding beneficial ownership of our Common Stock and Preferred Stock as of the close of business on April 27, 2026 for:

i.	each of our executive officers and directors individually;

ii.	all of our executive officers and directors as a group; and

iii.

each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our capital stock. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

The percentage of beneficial ownership in the tables below is based on 50 shares of Series AA Convertible Preferred Stock, 20 shares of Series AAA-2 Convertible Preferred Stock, 1,153 shares of Series C Convertible Preferred Stock and 1,467,848 shares of Common Stock deemed to be outstanding as of April 27, 2026, excluding shares reserved for issuance upon exercise and/or vesting of awards issued under our 2025 Plan.

Beneficial Ownership of Preferred Stock

Name and address of beneficial owner (1)	Shares Beneficially Owned (2)	Percentage of Voting Shares Outstanding

Series AA Preferred
5% Stockholders:
Donna Puzio (3)
60 South Street, Minneapolis, MN 55402	50	100.0%
Series AAA-2 Preferred
5% Stockholders:
Taihe Wang (4)
780 Quail Valley Lane, West Covina, CA 91791	20	100.0%
Series C Preferred
Yield Point NY, LLC (5)	1,153	100.0%
23 Tamy Road, Spring Valley, NY 10977

(1)	Each of the Company’s Named Executive Officers and directors who do not hold shares of Preferred Stock are excluded from this table.
(2)	Based on corporate records of the Company.
(3)	Consists of 50 shares of Series AA Convertible Preferred Stock, with a stated value of $50,000, convertible at $905.28 per share for a total of 56 shares of common stock on an as-converted basis.
(4)	Consists of 20 shares of Series AAA-2 Convertible Preferred Stock, with a stated value of $20,000, convertible at $820.80 per share for a total of 25 shares of common stock on an as-converted basis.
(5)

Consists of 1,153 shares of Series C Convertible Preferred Stock, with a stated value of $1,153,000, convertible at $12.00 per share, which conversion price is subject to modification in certain instances, and consisting of 96,084 shares of common stock on an as-converted basis. As manager of Yield Point NY LLC, Ari Kluger may be deemed to be the beneficial owner of the shares reported herein.

Beneficial Ownership of Common Stock

Name, address and title of beneficial owner (1)	Shares of Common Stock	Total Number of Shares Subject to Exercisable Derivative Securities	Total Number of Shares Beneficially Owned		Percentage of Voting Common Stock Outstanding (2)

Named Officers and Directors:
Ann Hand	774	729	1,503		*
Director
Matt Edelman	144	477	621	(3)	*
Chief Executive Officer, President and Chairman
Clayton Haynes	9	-	9	(4)	*
Chief Financial Officer
Hunter Williams		-		(5)	*
Director
Kristin Patrick	1,023	-	1,023	(6)	*
Director
Mark Jung	1,022	-	1,022	(7)	*
Director
Bant Breen	1,013	-	1013	(8)	*
Director
Marti Frucci
Director				(9)
Executive Officers and Directors as a Group (8 persons)	3,985	1,206	5,191		*	%

* Less than 1.0%

(1)	Unless otherwise indicated, the business address for each of the executive officers and directors is c/o Super League Enterprise, Inc., 2450 Colorado Avenue, Suite 100E, Santa Monica, CA 90404.
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

(3)

Includes (i) 87 shares issuable upon conversion of stock options exercisable within 60 days of March 12, 2026, and (ii) 2 shares of Common Stock held by 3MB Associates, LLC. Excludes 39,556 PSUs that will not be vested within 60 days of March 12, 2026.

(4)	Excludes 19,778 PSUs that will not be vested within 60 days of March 12, 2026.
(5)	Excludes 4,231 PSUs that will not be vested within 60 days of March 12, 2026.
(6)	Excludes 1,446 PSUs that will not be vested within 60 days of March 12, 2026.
(7)	Excludes 1,446 PSUs that will not be vested within 60 days of March 12, 2026.
(8)	Excludes 1,446 PSUs that will not be vested within 60 days of March 12, 2026.
(9)	Excludes 5,973 PSUs that will not be vested within 60 days of March 12, 2026.

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

Director Independence

Our Board has determined that the following five of our seven directors qualify as independent directors, as determined in accordance with the Listing Rule 5605 of the Nasdaq Stock Market: Messrs. Breen, Jung and Williams, and Mses. Frucci and Patrick. Nasdaq Listing Rule 5605 includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq Stock Market listing rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in fulfilling the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board appointed, and stockholders ratified, WithumSmith+Brown PC (“Withum”) to serve as the Company’s independent registered public accounting firm for the years ending December 31, 2025 and 2024. The Board may terminate the appointment of Withum as the Company’s independent registered public accounting firm without the approval of the Company’s stockholders whenever the Board deems such termination necessary or appropriate.

Audit Fees

The following table presents fees billed by Withum for professional services rendered for the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit fees (1)	$507,630	$327,250
Audit related fees (2)	190,400	30,000
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$698,030	$357,250

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

Auditor Independence

Our Audit Committee and our full Board of Directors considered that the work done for us in the year ended December 31, 2025 and 2024, by WithumSmith+Brown, PC, was compatible with maintaining WithumSmith+Brown, PC independence.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Except as described above, there have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Name	Incorporation by Reference
2.1	Agreement and Plan of Merger, dated March 9, 2021, by and among Super League Enterprise, Inc., SLG Merger Sub II, Inc., and Mobcrush, Inc.	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 11, 2021.
2.2	Amendment No. 1 to Agreement and Plan of Merger by and between Super League Enterprise, Inc., and Mobcrush Streaming, Inc., dated April 20, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 21, 2021.
2.3	Asset Purchase Agreement, dated October 4, 2021, among Super League Enterprise, Inc., Bloxbiz Co., Samuel Drozdov, and Benjamin Khakshoor.	Exhibit 2.1 to the Current Report on Form 8-K, filed on October 7, 2021.
2.4	Asset Purchase Agreement, by and between Super League Gaming, Inc., and Melon, Inc., dated May 4, 2023	Exhibit 2.3 to the Current Report on Form 8-K, filed on May 9, 2023.
2.5	Membership Interest Purchase and Sale Agreement, by and among Super League Enterprise, Inc., InPvP, LLC, and Mineville, LLC	Exhibit 2.1 to the Current Report on Form 8-K, filed on May 22, 2025.
2.6	Asset Purchase Agreement by and between the Company and Esports Now, LLC, dated March 16, 2026	Exhibit 2.1 to the Current Report on Form 8-K, filed on March 20, 2026
3.1	Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated October 20, 2025.	Exhibit 3.1 to the Current Report on Form 8-K, filed on October 22, 2025.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated January 23, 2026.	Exhibit 3.1 to the Current Report on Form 8-K, filed on January 23, 2026
3.2	Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.2 to the Registration Statement, filed on January 4, 2019.
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated February 8, 2019.	Exhibit 3.3 to the Amendment No. 2 to the Registration Statement, filed on February 12, 2019.
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Super League Enterprise, Inc., dated July 24, 2020.	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 24, 2020.
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock	Exhibit 3.5 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock	Exhibit 3.6 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series A-3 Preferred Stock	Exhibit 3.7 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.8	Certificate of Designation of Preferences, Rights and Limitations of the Series A-4 Preferred Stock	Exhibit 3.8 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.9	Certificate of Designation of Preferences, Rights and Limitations of the Series A-5 Preferred Stock	Exhibit 3.9 to the Annual Report on Form 10-K for the year ended December 31, 2022
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series AA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on April 25, 2023
3.11	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.11 to the Annual Report on Form 10-K, filed April 15, 2024
3.12	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AA-2 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed January 28, 2026
3.13	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on May 4, 2023
3.14	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AA-3 Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed January 28, 2026
3.15	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K/A, filed on May 9, 2023, as amended on May 10, 2023.

3.16	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AA-4 Preferred Stock	Exhibit 3.3 to the Current Report on Form 8-K filed January 28, 2026
3.17	Certificate of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 2, 2023
3.18	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AA-5 Preferred Stock	Exhibit 3.4 to the Current Report on Form 8-K filed January 28, 2026
3.19	Certificate of Amendment to Super League Gaming, Inc.’s Second Amended and Restated Certificate of Incorporation, as amended	Exhibit 3.2 to the Current Report on Form 8-K, filed on June 2, 2023
3.20	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as Amended, of Super League Gaming, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 8, 2023.
3.21	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 6, 2023
3.22	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA Preferred Stock	Exhibit 3.5 to the Current Report on Form 8-K filed January 28, 2026
3.23	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on December 22, 2023
3.24	Amendment to the Second Amended and Restated Bylaws of Super League Enterprise, Inc.	Exhibit 3.1 to the Current Report on Form 8-K, filed on June 10, 2024.
3.25	Certificate of Designation of Preferences Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 2, 2024.
3.26	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K, filed on September 23, 2024
3.27	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA Junior Preferred Stock	Exhibit 3.6 to the Current Report on Form 8-K filed January 28, 2026
3.28	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on July 16, 2024
3.29	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Preferred Stock	Exhibit 3.3 to the Current Report on Form 8-K, filed on September 23, 2024
3.30	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA-2 Junior Preferred Stock	Exhibit 3.7 to the Current Report on Form 8-K filed January 28, 2026
3.31	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-3 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed on September 23, 2024
3.32	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA-3 Junior Preferred Stock	Exhibit 3.8 to the Current Report on Form 8-K filed January 28, 2026
3.33	Certificate of Designation of Preferences, Rights and Limitations of the Series AAA-4 Junior Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K, filed October 1, 2024
3.34	Certificate of Cancellation of Designation of Preferences, Rights and Limitations of the Series AAA-4 Junior Preferred Stock	Exhibit 3.9 to the Current Report on Form 8-K filed January 28, 2026
3.35	Certificate of Designation of Preferences, Rights and Limitations of the Series AAAA Jr.	Exhibit 3.1 to the Current Report on Form 8-K filed July 14, 2026
3.36	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed September 18, 2025
3.37	Certificate of Designation of Preferences, Rights and Limitations of the Series C Senior Convertible Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed October 22, 2025
4.1	Form of Common Stock Certificate.	Exhibit 4.1 to the Amendment No. 2 to the Registration Statement, filed on February 12, 2019.
4.2	Form of Registration Rights Agreement, among Super League Enterprise, Inc. and certain accredited investors.	Exhibit 4.2 to the Registration Statement on Form S-1, filed on January 4, 2019.

4.3	Common Stock Purchase Warrant dated June 16, 2017 issued to Ann Hand.	Exhibit 4.3 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.4	Form of 9.00% Secured Convertible Promissory Note.	Exhibit 4.4 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.5	Form of Callable Common Stock Purchase Warrant, issued to certain accredited investors.	Exhibit 4.5 to the Registration Statement on Form S-1, filed on January 4, 2019.
4.6	Form of Representative’s Warrant.	Exhibit 4.6 to the Amendment No. 2 to the Registration Statement on Form S-1, filed on February 12, 2019.
4.7	Form of May 2022 Convertible Promissory Note	Exhibit 10.2 to the Current Report on Form 8-K, filed May 16, 2022.
4.8	Form of Placement Agent Warrant	Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
4.9	Form of Placement Agent Warrants	Exhibit 10.3 to the Current Report on Form 8-K, filed on April 25, 2023
4.10	Form of Pre-Funded Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on August 24, 2023
4.11	Form of Placement Agent Warrants	Exhibit 10.5 to the Current Report on Form 8-K filed on December 6, 2023
4.12	Unsecured Promissory Note, dated August 1, 2024, issued to Sam Drozdov by Super League Enterprise, Inc.	Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.13	Unsecured Promissory Note, dated August 1, 2024, issued to Bloxbiz Co. by Super League Enterprise, Inc.	Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.14	Unsecured Promissory Note, dated August 1, 2024, issued to Ben Khakshoor by Super League Enterprise, Inc.	Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on November 14, 2024
4.15	Form of Unsecured Promissory Note, dated November 19, 2024	Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2024
4.16	Confessed Judgment Secured Promissory Note, dated February 10, 2025, issued to Agile Capital Funding, LLC, by Super League Enterprise, Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on November 21, 2024
4.17	Form of 2025 Unsecured Convertible Promissory Note to be issued to Belleau Wood Capital, LP, or its assigns	Exhibit 4.17 to the Annual Report on Form 10-K filed on March 31, 2025
4.18	Convertible Promissory Note, dated March 26, 2025, issued by Super League Enterprise, Inc., to 1800 Diagonal Lending LLC, or its registered assigns	Exhibit 4.18 to the Annual Report on Form 10-K filed on March 31, 2025
4.19	Convertible Promissory Note issued by Super League Enterprise, Inc., to 1800 Diagonal Lending, LLC, on May 12, 2025	Exhibit 4.1 to the Current Report on Form 8-K filed on May 16, 2025
4.20	Pre-Funded Warrant, dated July 10, 2025, issued to Agile Capital Funding, LLC	Exhibit 4.1 to the Current Report on Form 8-K filed July 14, 2025
4.21	Form of Pre-Funded Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed July 14, 2025
4.22	Convertible Promissory Note, dated July 10, 2025, issued to Yield Point NY, LLC by Super League Enterprise, Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed July 14, 2025
4.23	Common Stock Purchase Warrant, issued to Yield Point NY, LLC by Super League Enterprise, Inc.	Exhibit 4.4 to the Current Report on Form 8-K filed July 14, 2025
4.24	Amended and Restated Unsecured Promissory Note issued by Super League Enterprise, Inc. to Belleau Wood Capital, LP, on August 11, 2025	Exhibit 4.2 to the Quarterly Report on Form 8-Q filed August 14, 2025
4.25	Form of October 2025 Pre-Funded Warrant to Purchase Common Stock	Exhibit 4.1 to the Current Report on Form 8-K filed October 22, 2025
4.26	Form of October 2025 Common Stock Purchase Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed October 22, 2025
4.27	Form of Series B Common Stock Purchase Warrant	Exhibit 4.3 to the Current Report on Form 8-K filed October 22, 2025
4.28	Form of Common Stock Purchase Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed March 20, 2026

4.29	Form of Pre-Funded Warrant to Purchase Common Stock	Exhibit 4.2 to the Current Report on Form 8-K filed March 20, 2026
10.1†	Super League Enterprise, Inc. Amended and Restated 2014 Stock Option and Incentive Plan.	Exhibit 10.1 to the Registration Statement, filed on January 4, 2019.
10.2†	Form of Stock Option Agreement under 2014 Stock Option and Incentive Plan.	Exhibit 10.2 to the Registration Statement, filed on January 4, 2019.
10.3†	Amended and Restated Employment Agreement, between Super League Enterprise, Inc. and Ann Hand, dated November 15, 2018.	Exhibit 10.21 to the Registration Statement, filed on January 4, 2019.
10.4†	Employment Agreement, between Super League Enterprise, Inc. and Matt Edelman, dated November 1, 2018.	Exhibit 10.23 to the Registration Statement, filed on January 4, 2019.
10.5†	Employment Agreement, between Super League Enterprise, Inc. and Clayton Haynes, dated November 1, 2018.	Exhibit 10.24 to the Registration Statement, filed on January 4, 2019.
10.6	Form of Voting Agreement, dated March 2021.	Exhibit 10.2 to the Current Report on Form 8-K, filed on March 11, 2021.
10.7	Form of Securities Purchase Agreement, dated March 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K, filed on March 23, 2021.
10.8	Share Purchase Agreement, by and between Super League Enterprise, Inc. and Bannerfy Ltd., dated August 11, 2021.	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021.
10.9†	Executive Employment Agreement between Super League Gaming, Inc., and Ann Hand, dated January 5, 2022	Exhibit 10.1 to the Current Report on Form 8-K filed January 7, 2022.
10.10†	Executive Employment Agreement between Super League Gaming, Inc., and Clayton Haynes, dated January 5, 2022	Exhibit 10.2 to the Current Report on Form 8-K filed January 7, 2022.
10.11†	Executive Employment Agreement between Super League Gaming, Inc., and Matt Edelman, dated January 5, 2022	Exhibit 10.4 to the Current Report on Form 8-K filed January 7, 2022.
10.12	Common Stock Purchase Agreement, dated March 25, 2022, by and between Super League Enterprise, Inc. and Tumim Stone Capital LLC	Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022.
10.13	Securities Purchase Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.1 to the Current Report on Form 8-K, filed May 16, 2022.
10.14	Registration Rights Agreement between Super League Gaming, Inc., and the investor signatories thereto, dated May 16, 2022	Exhibit 10.3 to the Current Report on Form 8-K, filed May 16, 2022.
10.15	Form of Placement Agency Agreement	Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.16	Form of Series A Subscription Agreement	Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023
10.17	Form of Series AA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K, filed on April 25, 2023
10.18	Placement Agency Agreement by and between Aegis Capital Corp. and Super League Gaming, Inc., dated March 24, 2023.	Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2023
10.19	Underwriting Agreement, dated August 21, 2023, between Super League Gaming, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on August 24, 2023
10.20	Warrant Agency Agreement, dated August 23, 2023, between Super League Gaming, Inc and Direct Transfer, LLC	Exhibit 4.2 to the Current Report on Form 8-K filed on August 24, 2023
10.21	Form of Series AAA Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2023
10.22	Form of Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2023

10.23	Form of Series A Exchange Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 6, 2023
10.24	Form of Series AA Exchange Agreement	Exhibit 10.4 to the Current Report on Form 8-K filed on December 6, 2023
10.25	Financing and Security Agreement, effective December 17, 2023, by and among Super League Enterprise, Inc., Mobcrush Streaming, Inc., InPvP, LLC and SLR Digital Finance, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2023
10.26	Placement Agency Agreement, dated November 6, 2023, between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2023
10.27	Mutual General Release and Settlement Agreement by and between 3i, LP, Nomis Bay Ltd. and BPY Limited and Super League Enterprise, Inc., dated March 12, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2024
10.28	Asset Purchase Agreement by and between Super League Enterprise, Inc. and GamerSafer, Inc.	Exhibit 10.55 to the Annual Report on Form 10-K filed on April 15, 2024
10.29	Form of Series AAA Junior Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2024.
10.30++	Form of Registration Rights Agreement++	Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2024.
10.31	Placement Agency Agreement, dated June 3, 2024, by and between Super League Enterprise, Inc., and Aegis Capital Corporation	Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2024.
10.32	Form of Placement Agent Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on July 16, 2024
10.33++	Form of Series AAA-4 Junior Subscription Agreement ++	Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2024.
10.34 ++	Form of Registration Rights Agreement ++	Exhibit 10.2 to the Current Report on Form 8-K filed on September 23, 2024.
10.35++	Form of Investor Warrant ++	Exhibit 10.3 to the Current Report on Form 8-K filed on September 23, 2024.
10.36	Form of Placement Agent Warrant	Exhibit 10.4 to the Current Report on Form 8-K filed on September 23, 2024.
10.37	Binding Term Sheet, dated September 30, 2024, between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2024.
10.38	Equity Exchange Agreement, dated September 30, 2024, by and between Super League Enterprise, Inc., and Infinite Reality, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2024.
10.39	Form of Securities Purchase Agreement, dated October 24, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2024.
10.40	Amended and Restated Equity Exchange Agreement, dated October 29, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on October 29, 2024.
10.41	Form of Indemnification Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2024.
10.42	Form of Note Purchase Agreement, dated November 19, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2024
10.43	Business Loan and Security Agreement, dated February 10, 2025, between Super League Enterprise, Inc. and Agile Capital Funding, LLC++	Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2025
10.44	Equity Purchase Agreement, dated February 14, 2025, between Super League Enterprise, Inc. and Hudson Global Ventures, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on February 14, 2025
10.45	Registration Rights Agreement, dated February 14, 2025, between Super League Enterprise, Inc., and Hudson Global Ventures, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on February 14, 2025
10.46	Securities Purchase Agreement, dated March 26, 2025, by and between Super League Enterprise, Inc., and 1800 Diagonal Lending, LLC	Exhibit 10.73 to the Annual Report on Form 10-K filed on March 31, 2025.

10.47	Note Purchase Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc. and Belleau Wood Capital, LP++	Exhibit 10.74 to the Annual Report on Form 10-K filed on March 31, 2025.
10.48	Consulting Agreement, dated June 13, 2023, between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.75 to the Annual Report on Form 10-K filed on March 31, 2025.
10.49	Amended and Restated Consulting Agreement, effective as of October 6, 2023, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.76 to the Annual Report on Form 10-K filed on March 31, 2025.
10.50	Amended Consulting Agreement, dated August 1, 2024, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.77 to the Annual Report on Form 10-K filed on March 31, 2025.
10.51	Amended and Restated Consulting Agreement, dated March 28, 2025, by and between Super League Enterprise, Inc., and Diamond Shoals, LLC	Exhibit 10.78 to the Annual Report on Form 10-K filed on March 31, 2025.
10.52	Addendum No. 1 to the Executive Employment Agreement between the Company and Matthew Edelman, dated April 1, 2025	Exhibit 10.79 to the Current Report on Form 8-K filed on April 3, 2025.
10.53	Addendum No. 1 to the Executive Employment Agreement between the Company and Ann Hand, dated April 1, 2025	Exhibit 10.80 to the Current Report on Form 8-K filed on April 3, 2025.
10.54	Addendum No. 1 to the Executive Employment Agreement between the Company and Clayton Haynes, dated April 1, 2025	Exhibit 10.81 to the Current Report on Form 8-K filed on April 3, 2025.
10.55	Amendment No. 1 to Convertible Promissory Note, dated April 30, 2025, by and between Super League Enterprise, Inc. and 1800 Diagonal Lending, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2025.
10.56++	Underwriting Agreement dated May 9, 2025 by and between Super League Enterprise, Inc. and Aegis Capital Corp.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2025.
10.57	Securities Purchase Agreement, dated May 12, 2025, by and between Super League Enterprise, Inc., and 1800 Diagonal Lending, LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2025.
10.58	Super League Enterprise, Inc. 2025 Omnibus Equity Incentive Plan	Annex B to the Definitive Proxy Statement on Schedule 14A filed on May 19, 2025
10.59++	Underwriting Agreement dated May 29, 2025 by and between and Super League Enterprise, Inc. and Aegis Capital Corp.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2025.
10.60++	Placement Agent Agreement, dated May 30, 2025, between Super League Enterprise, Inc. and Aegis Capital Corp.	Exhibit 1.1 to the Current Report on Form 8-K filed on June 2, 2025.
10.61++	Form of Securities Purchase Agreement, dated May 30, 2025, by and among Super League Enterprise, Inc. and the purchasers named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2025.
10.62	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Sam Drozdov.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2025.
10.63	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Ben Khakshoor.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 20, 2025.
10.64	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and Firepit Partners Co.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 20, 2025.
10.65	Amendment No. 1 to Unsecured Promissory Note, dated June 13, 2025, by and between Super League Enterprise, Inc., and the non-employee member of the Board of Directors stated therein.	Exhibit 10.4 to the Current Report on Form 8-K filed on June 20, 2025.
10.66	Exchange Agreement, dated July 7, 2025, by and between Super League Enterprise, Inc. and the Michael Keller Trust	Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2025.

10.67	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Benjamin Khakshoor	Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2025.
10.68	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Samuel Drozdov	Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2025.
10.69	Exchange Agreement, dated July 8, 2025 by and between Super League Enterprise, Inc., and Firepit Partners Co.	Exhibit 10.3 to the Current Report on Form 8-K filed on July 14, 2025.
10.70	Exchange Agreement, dated July 10, 2025 by and among Super League Enterprise, Inc., Agile Capital Funding, LLC, and Agile Lending, LLC.	Exhibit 10.4 to the Current Report on Form 8-K filed on July 14, 2025.
10.71	Equity Purchase Agreement dated July 10, 2025 by and between the Company and YieldPoint NY, LLC	Exhibit 10.5 to the Current Report on Form 8-K filed on July 14, 2025.
10.72	Registration Rights Agreement dated July 10, 2025 by and between the Company and YieldPoint NY, LLC	Exhibit 10.6 to the Current Report on Form 8-K filed on July 14, 2025.
10.73	Securities Purchase Agreement dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.7 to the Current Report on Form 8-K filed on July 14, 2025.
10.74	Registration Rights Agreement, dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.8 to the Current Report on Form 8-K filed on July 14, 2025.
10.75	Security Agreement, dated July 10, 2025, by and between the Company and Yield Point NY, LLC	Exhibit 10.9 to the Current Report on Form 8-K filed on July 14, 2025.
10.76	Form of Exchange Agreement by and between Super League Enterprise, Inc., and certain Preferred Stockholders	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2025.
10.77	Amendment No. 1 to Secured Convertible Promissory Note, dated September 30, 2025, by and between Super League Enterprise, Inc., and Yield Point NY, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2025.
10.78	Amendment No. 1 to the 2025 Omnibus Equity Incentive Plan	Annex I to the Definitive Proxy Statement on Schedule 14A filed on October 2, 2025
10.79	Form of October 2025 Securities Purchase Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2025.
10.80	Form of October 2025 Registration Rights Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2025.
10.81	Exchange Agreement, dated October 22, 2025, by and between Super League Enterprise, Inc., and Yield Point NY, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on October 22, 2025.
10.82	Exchange Agreement, effective October 22, 2025, by and between Super League Enterprise and Belleau Wood Capital, LP	Exhibit 10.4 to the Current Report on Form 8-K filed on October 22, 2025.
10.83	Placement Agency Agreement, dated October 22, 2025, by and between Super League Enterprise and Aegis Capital Corp.	Exhibit 10.5 to the Current Report on Form 8-K filed on October 22, 2025.
10.84	Placement Agency Agreement, dated October 22, 2025, by and between Super League Enterprise and Aegis Capital Corp.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2025.
10.85	Asset Purchase Agreement by and between the Company and Let’s Bounce, Inc. dated January 6, 2026	Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2026.
10.86	Employment Agreement by and between the Company and Matthew Edelman dated January 1, 2026	Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2026.
10.87	Employment Agreement by and between the Company and Clayton Haynes dated January 1, 2026	Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2026.
10.88	Form of Registration Rights Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2026.
14.1	Super League Enterprise, Inc. Code of Business Conduct and Ethics.	Exhibit 14.1 to the Registration Statement on Form S-1 filed on January 4, 2019.
19.1	Super League Enterprise, Inc. Insider Trading Policy	Exhibit 19.1 to the Annual Report on Form 10-K filed on March 31, 2025
23.1*	Consent of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1	Super League Enterprise, Inc. Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K filed on April 15, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed with the original Annual Report on Form 10-K filed with the SEC on March 31, 2026.
**	Furnished with the original Annual Report on Form 10-K filed with the SEC on March 31, 2026.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

SUPER LEAGUE ENTERPRISE, INC.

Date: April 30, 2026	By:	/s/ Matt Edelman
Matt Edelman
President and Chief Executive Officer (Principal Executive Officer)