Form 10-Q
period 2026-03-31
Super League Enterprise, Inc.
filed 2026-05-15
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLE	NASDAQ Capital Market

As of May 11, 2026, there were 1,502,712 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED BALANCE SHEETS

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,230,000	$14,390,000
Marketable securities, available-for-sale	7,124,000	-
Accounts receivable, net	2,625,000	2,453,000
Prepaid expense and other current assets	1,629,000	1,369,000
Total current assets	15,608,000	18,212,000
Investments noncurrent	402,000	-
Property and equipment, net	6,000	8,000
Intangible assets, net	1,623,000	1,785,000
Goodwill	1,864,000	1,864,000
Total assets	$19,503,000	$21,869,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,338,000	$3,614,000
Contract liabilities	471,000	566,000
Total current liabilities	4,809,000	4,180,000
Deferred taxes	147,000	147,000
Warrant liability	4,000	8,000
Total liabilities	4,960,000	4,335,000

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 1,223 and 98,636 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized; 1,466,623 and 1,129,901 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	94,000	94,000
Additional paid-in capital	308,764,000	307,402,000
Accumulated deficit	(294,266,000)	(289,962,000)
Accumulated other comprehensive income	(49,000)	-
Total stockholders’ equity	14,543,000	17,534,000
Total liabilities and stockholders’ equity	$19,503,000	$21,869,000

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2026	2025

REVENUE	$3,003,000	$2,718,000

COST OF REVENUE	1,926,000	1,522,000

GROSS PROFIT	1,077,000	1,196,000

OPERATING (INCOME) EXPENSE
Selling, marketing and advertising	1,991,000	2,392,000
Engineering, technology and development	668,000	929,000
General and administrative	2,577,000	1,520,000
Contingent consideration	-	(14,000)
Total operating expense	5,236,000	4,827,000

NET OPERATING LOSS	(4,159,000)	(3,631,000)

OTHER INCOME (EXPENSE)
Interest income	90,000	-
Gain on sale of intangible assets	-	243,000
Change in fair value of warrant liability	4,000	717,000
Interest expense, including change in fair value of debt accounted for at fair value	-	(1,402,000)
Other income (expense), net	14,000	(157,000)
Total other income (expense)	108,000	(599,000)

Loss before provision for income taxes	(4,051,000)	(4,230,000)

Provision for income taxes	-	-

NET LOSS	$(4,051,000)	$(4,230,000)
Loss per share:		-
Net loss attributable to common stockholders - basic and diluted
Basic and diluted net loss per common share	$(1.77)	$(119.79)
Weighted-average number of common shares outstanding, basic and diluted	2,434,716	35,321

OTHER COMPREHENSIVE LOSS
Unrealized loss on available-for-sale securities	(49,000)	-
Total other comprehensive loss	(49,000)	-

TOTAL COMPREHENSIVE LOSS	$(4,100,000)	$(4,230,000)

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months
	Ended March 31,
	2026	2025
Preferred stock (Shares):
Balance, beginning of period	98,636	17,499
Conversion of Series A preferred stock to common stock	-	(780)
Conversion of Series AAA preferred stock to common stock	-	(50)
Conversion of Series AAAA Junior preferred stock to common stock	(97,413)	-
Balance, end of period	1,223	16,669

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-
Conversion of Series A preferred stock to common stock	-	-
Conversion of Series AA preferred stock to common stock	-	-
Conversion of Series AAA preferred stock to common stock	-	-
Balance, end of period	$-	$-

Common stock (Shares):
Balance, beginning of period	1,129,901	33,801
Exercise of October 2025 PIPE prefunded warrants	189,844	-
Common stock issued in connection with ELOC, including commitment shares	-	2,119
Common stock issued in connection with Super Biz Note	-	547
Preferred stock dividends paid – common stock	34,575	5
Conversion of Series A preferred stock to common stock	-	147
Conversion of Series AAA preferred stock to common stock	-	63
Conversion of Series AAAA Junior preferred stock to common stock	1,655	-
January 2026 Reverse split	59,032	-
Stock-based compensation	47,290	466
Issuance of common stock – Hide or Die!	4,326	-
Balance, end of period	1,466,623	37,148

Common stock (Amount):
Balance, beginning of period	$94,000	$94,000
Exercise of October 2025 PIPE prefunded warrants	-	-
Common stock issued in connection with ELOC, including commitment shares	-	1,000
Common stock issued in connection with Super Biz Note	-	-
Preferred stock dividends paid – common stock	-	-
Conversion of Series A preferred stock to common stock	-	-
Conversion of Series AAA preferred stock to common stock	-	-
Conversion of Series AAAA Junior preferred stock to common stock	-	-
January 2026 Reverse split	-	-
Stock-based compensation	-	-
Issuance of common stock – Hide or Die!	-	-
Balance, end of period	$94,000	$95,000

Additional paid-in-capital:
Balance, beginning of period	$307,402,000	$270,111,000
Preferred stock dividends paid – common stock	253,000	1,000
Preferred stock conversions	-	-
Common stock issued in connection with ELOC	-	231,000
Commitment Shares – ELOC, net	-	138,000
Stock-based compensation	1,077,000	229,000
Issuance of common stock – Hide or Die!	37,000	-
Share issuance costs	(5,000)	-
Balance, end of period	$308,764,000	$270,710,000

Accumulated Deficit:
Balance, beginning of period	$(289,962,000)	$(270,035,000)
Preferred stock dividends – common stock	(253,000)	(1,000)
Net Loss	(4,051,000)	(4,230,000)
Balance, end of period	$(294,266,000)	$(274,266,000)

Other comprehensive loss:
Balance, beginning of period	$-	$-
Unrealized loss on available-for-sale securities	(49,000)	-
Balance, end of period	(49,000)	-
Total stockholders’ equity (deficit)	$14,543,000	$(3,461,000)

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,051,000)	$(4,230,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547,000	547,000
Stock-based compensation	1,115,000	284,000
Change in fair value of warrant liability	(4,000)	(717,000)
Amortization/accretion of premiums and discounts on available-for-sale securities, net	(11,000)	-
Change in fair value of contingent consideration	-	(59,000)
Change in fair value of debt	-	495,000
Gain on sale of intangible assets	-	(243,000)
Changes in operating assets and liabilities:
Accounts receivable	(172,000)	1,198,000
Prepaid expense and other current assets	(265,000)	(352,000)
Accounts payable and accrued expense	467,000	107,000
Contract liabilities	(95,000)	583,000
Accrued interest on available-for-sale securities	(54,000)	-
Accrued interest on note payable	-	184,000
Net cash used in operating activities	(2,523,000)	(2,203,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with Bounce Acquisition	(75,000)	-
Investment in Roblox digital property	(165,000)	-
Investment in Solsten Inc.	(200,000)	-
Investment in marketable securities, available-for-sale	(8,982,000)	-
Proceeds from sale of marketable securities, available-for-sale	1,820,000	-
Proceeds from sale of Minehut Assets	-	383,000
Capitalization of software development costs	(10,000)	(100,000)
Other intangibles	(25,000)	-
Net cash provided by (used in) investing activities	(7,637,000)	283,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-	231,000
Proceeds from notes payable, net of debt issuance costs	-	3,079,000
Payments on notes payable	-	(2,075,000)
Advances from accounts receivable facility	-	259,000
Payments on accounts receivable facility	-	(137,000)
Net cash provided by financing activities	-	1,357,000

NET DECREASE IN CASH	(10,160,000)	(563,000)
Cash and Cash Equivalents – beginning of period	14,390,000	1,310,000
Cash and Cash Equivalents – end of period	$4,230,000	$747,000

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued - Investment in Roblox digital property	$36,958	$-
Commitment shares issued in connection with ELOC	-	159,000
Common stock issued in connection with Super Biz Note	-	336,000

Cash paid for interest	-	801,000

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Super League Enterprise Inc. (“Super League” or the “Company”) (Nasdaq: SLE) connects brands with the 3.5 billion-person global gaming population through advertising and branded content programs across gaming and digital media platforms. The Company generates revenue by executing these programs through proprietary interactive formats, creator content, immersive experiences, data-driven insights, and strategic campaign services to improve marketing performance. By translating player behavior into actionable intelligence, Super League serves as a trusted partner that enables brands to more effectively influence consumers who play video games, positioning the Company to capture a greater share of advertising spend over time.

Super League was incorporated on October 1, 2014 as Nth Games, Inc. under the laws of the State of Delaware and changed its name to Super League Gaming, Inc. on June 15, 2015, and to Super League Enterprise, Inc. on September 11, 2023.

Reverse Split. On January 16, 2026, the Company filed an amendment (the “2026 Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share at a ratio of 1-for-12 (the “2026 Reverse Split”). The 2026 Amendment became effective on January 23, 2026. As a result of the 2026 Reverse Split, every 12 shares of the Company’s issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock. Refer to Note 6 for additional information on reverse stock splits.

As a result of the 2026 Reverse Split, all references to common stock, warrants to purchase common stock and other rights, options to purchase common stock, restricted stock, share data, per share data and related information contained in the financial statements (hereinafter, “financial statements”) have been retroactively adjusted to reflect the effect of the 2026 Reverse Split for all periods presented.

References to “financial statements,” “balance sheets,” “statements of comprehensive income (loss),” “statements of cash flows,” and “statements of stockholders’ equity,” refer to the “consolidated financial statements,” “consolidated balance sheets,” “consolidated statements of comprehensive income (loss),” “consolidated statements of cash flows” and “consolidated statements of stockholders’ equity,” respectively, of the Company, including the accounts of the Company and its wholly owned subsidiaries, if any. As of March 31, 2026 and December 31, 2025, there were no wholly owned subsidiaries of the Company. The legal entity Mobcrush Streaming, Inc. was dissolved effective May 14, 2025. InPvP, LLC was sold in May 2025.

All references to “common stock” refer to the Company’s common stock, par value $0.001 per share.

All references to “Note,” followed by a number reference, refer to the applicable corresponding numbered footnotes to these financial statements.

In October 2025, the Company entered into Securities Purchase Agreements (the “PIPE Purchase Agreement”) with certain accredited investors (the “Purchasers”), relating to the Company’s offering of an aggregate of (a) 332,084 shares (the “PIPE Shares”) of the Company’s common stock, at a price per share equal to $12.00 and (b) Pre-Funded Warrants to purchase 1,334,584 shares of common stock (the “PIPE Pre-Funded Warrants”) at a price per PIPE Pre-Funded Warrant equal to same price as that for PIPE Shares minus $0.00001, and the remaining exercise price of each PIPE Pre-Funded Warrant will equal $0.00001 per share, for gross proceeds to the Company of approximately $20,000,000, before deducting offering costs and expenses (as referenced herein, “October 2025 PIPE”).

Misfits Acquisition

On March 16, 2026, the Company entered into an asset purchase agreement (the “Misfits Purchase Agreement”) with Esports Now, LLC (“Misfits”), pursuant to which Misfits agreed to sell certain assets strictly constituting the Misfits Ads Business (the “Misfits Purchased Assets”) to the Company, and the Company agreed to assume certain liabilities related to the Misfits Purchased Assets (the “Misfits Acquisition”).

On March 20, 2026, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”), followed by the filing of a definitive proxy statement with the SEC on April 2, 2026 (the “Misfits Proxy Statement”). The Misfits Proxy Statement solicited the approval of the issuance of an aggregate of 1,161,813 shares of common stock to be issued as consideration in connection with the Misfits Acquisition (the “Issuance Proposal”) by the affirmative vote of a majority of the voting power of the Company’s shares present at a special meeting of the Company’s stockholders, scheduled for April 30, 2026 (the “Special Meeting”).

On April 30, 2026, at the Special Meeting, the Company’s stockholders approved the Issuance Proposal. On May 1, 2026 (the “Misfits Closing Date”), the Company and Misfits consummated the Misfits Acquisition (the “Misfits Closing”).

Misfits Acquisition Consideration

At the Misfits Closing, the Company paid the following consideration for the Misfits Purchased Assets: (i) a cash payment in the amount of $1.5 million (the “Misfits Closing Cash Consideration”), (ii) 26,768 shares of common stock (the “Misfits Closing Shares”), (iii) a pre-funded common stock purchase warrant to purchase 509,682 shares of common stock (the “Misfits Pre-Funded Warrant,” and the shares issuable upon exercise of the Misfits Pre-Funded Warrant, the “Misfits PFW Shares”), and (iv) a common stock purchase warrant to purchase 536,450 shares of common stock, with an exercise price of $18.00 (the “Misfits Warrant”, and the shares issuable upon exercise of the Misfits Warrant, the “Misfits Warrant Shares”)(the Misfits Closing Shares, the Misfits PFW Shares, and the Misfits Warrant Shares collectively, the “Misfits Closing Share Consideration”). Pursuant to the terms and subject to the conditions of the Misfits Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company will pay an additional cash payment in the amount of $300,000 (the “Delayed Cash Payment”).

In addition, pursuant to the terms and subject to the conditions of the Misfits Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company may pay up to an aggregate of (i) $1.2 million in cash (the “Misfits Earnout Cash”), and (ii) 105,571 shares of common stock, or, upon the election of Misfits, Misfits Pre-Funded Warrants to purchase 105,571 shares of common stock (the “Misfits Earnout Shares”, and collectively with the Misfits Earnout Cash, the “Misfits Earnout Consideration”). The Misfits Earnout Consideration will be payable to Misfits in connection with: (i) the achievement of certain gross profit milestones for the period beginning on the Misfits Closing Date until the date that is one year from the date of the Misfits Closing; and (ii) the Company’s market capitalization as of the one and two year anniversary of the Misfits Closing Date.

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

The exercise price of the Misfits Pre-Funded Warrant per underlying share of common stock is $0.001. Pursuant to the Misfits Pre-Funded Warrant, a holder will not be entitled to exercise any portion of any Misfits Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Misfits Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of Misfits Pre-Funded Warrants will be entitled to receive, upon exercise of the Misfits Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Misfits Pre-Funded Warrants immediately prior to the fundamental transaction.

The Misfits Purchase Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type.

Brand Partnership Agreement

In connection with the Misfits Closing and the entrance into the Misfits Purchase Agreement, the Company and Misfits entered into an exclusive brand partnership agreement dated May 1, 2026 (the “Brand Partnership Agreement”), pursuant to which Misfits agreed to grant certain preferred rights (the “Misfits Preferred Rights”) to the Company for purposes of selling brand partnerships where a third-party brand may be advertised (via sponsorships, marketing, brand endorsements, product placements, brand integrations and other similar associations) (collectively, “Partnerships”) in certain games in the Misfits Roblox game portfolio (the “Misfits Games”). The initial term of the Brand Partnership Agreement is one year, subject to extension by mutual agreement. The Brand Partnership Agreement may be terminated upon written notice by the parties.

Director Designee

Pursuant to the terms and conditions of the Misfits Purchase Agreement, at the Misfits Closing, Misfits was granted the right to appoint a designee to the Board of Directors of the Company (“Misfits Board Designee”); provided, however, the Misfits Board Designee must be qualified to serve on a public company’s board of directors and meet the requirements of an “independent director” pursuant to the rules and regulations of Nasdaq.

Registration Rights Agreement

In connection with the closing of the Misfits Acquisition and the entrance into the Misfits Purchase Agreement, the Company and Misfits entered into a registration rights agreement dated May 1, 2026 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC on or prior to the 90th calendar day following the Misfits Closing Date, for purposes of registering the Misfits Closing Shares, the Misfits Warrant Shares, and the Misfits PFW Shares (the “Misfits Registration Statement”). The Company agreed to use commercially reasonable efforts to have such Registration Statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

The closing of the Misfits Acquisition and the integration of the Misfits Purchased Assets involves certain risks and uncertainties, including, among other things, risks related to our ability to successfully integrate the Misfits Purchased Assets into our operations; our ability to implement plans, forecasts and other expectations with respect to the Misfits Purchased Assets; our ability to realize the anticipated benefits of the Misfits Acquisition, including the possibility that the expected benefits from the Misfits Acquisition will not be realized or will not be realized within the expected time period; the achievement of the revenue milestones and payment of the Misfits Earnout Consideration; the outcome of any legal or governmental proceedings related to the Misfits Acquisition or otherwise; the negative effects of the announcement of the Misfits Acquisition on the market price of our common stock or on our operating results; significant Misfits Acquisition costs; unknown liabilities; attracting new customers and maintaining and expanding our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; increased competition on our market and our ability to compete effectively; and expansion of our operations and increased adoption of our platform internationally.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended (amended to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end), filed with the SEC on March 31, 2026.

The December 31, 2025 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of March 31, 2026, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

Principles of Consolidation

The condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, if any. All intercompany accounts and transactions have been eliminated in consolidation, if any. As of March 31, 2026 and December 31, 2025, the Company had no wholly owned subsidiaries. Mobcrush Streaming, Inc. was dissolved effective May 14, 2025. InPvP, LLC was sold in May 2025.

Reclassifications

Certain reclassifications to operating expense line items may have been made to prior year amounts for consistency and comparability with the current year’s condensed financial statement presentation. These reclassifications had no effect on the reported total revenue, operating expense, total assets, total liabilities, total stockholders’ equity, or net loss for the prior periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. The Company believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, impairment of intangibles assets, including goodwill, stock-based compensation expense, accounting for business combinations and related contingent consideration, accounting for debt, including estimates and assumptions used to calculate the fair value of debt instruments, accounting for debt modifications, exchanges and extinguishments, accounting for derivatives, including estimates and assumptions used to calculate the fair value of derivative instruments, accounting for convertible preferred stock, including modifications and exchanges of equity and equity-linked instruments, accounting for warrant liabilities and accounting for income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective, or complex judgements.

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

On Platform Media

On platform media revenue is generated from third party Brands advertising in-game on Roblox, Minecraft or other digital platforms. Media assets include static billboards, video billboards, portals, 3D characters, Pop Ups and other media products. The Company works with Brands to determine the specific campaign media to deploy, target ad units and target demographics. The Company customizes the media advertising campaign and media products with applicable branding, images and design and place the media on the various digital platforms. Media is delivered via the Company’s Super Biz Roblox platform, the Roblox Immersive Ads platform, other platforms, and prior to the Minehut Sale, on the Company’s owned and operated Minehut platform. Media placement can be based on a cost per thousand, other cost per measure, or a flat fee. Media and advertising arrangements typically include contract terms for time periods ranging from one week to two or three months in length.

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

Refer to Note 3, “Sale of Mineville” below for information concerning the sale of the related digital property in May 2025.

InPvP Platform Generated Sales Transactions. Through a relationship with Microsoft, the owner of Minecraft, the Company operated a Minecraft server world for players playing the game on consoles and tablets. The Company was one of seven partner servers with Microsoft that, while “free to play,” monetize the players through in-game micro transactions. The Company generated in-game platform sales revenue from the sale of digital goods, including cosmetic items, durable goods, player ranks and game modes, leveraged the flexibility of the Microsoft Minecraft Bedrock platform, and powered by the InPvP cloud architecture technology platform. Revenue was generated when transactions were facilitated between Microsoft and the end user, either via in-game currency or cash.

InPvP revenues were generated from single transactions for various distinct digital goods sold to users in-game. Microsoft processed sales transactions and remitted the applicable revenue share to the Company pursuant to the terms of the Microsoft agreement.

Revenue for digital goods sold on the platform were recognized when Microsoft (our partner) collected the revenue and facilitated the transaction, including delivery of digital goods, on the platform. Revenue for such arrangements included all revenue generated, make goods, and refunds of all transactions managed via the platform by Microsoft. Payments were made to the Company monthly based on the sales revenue generated on the platform.

Revenue was comprised of the following for the three months ended March 31:

	2026	2025

Media and advertising	$1,710,000	$1,272,000
Publishing and content studio	1,293,000	1,267,000
Direct to consumer	-	179,000
	$3,003,000	$2,718,000

Revenue Recognition:
Single point in time	43%	47%
Over time	57%	53%
Total	100%	100%

Contract assets totaled $394,000 at March 31, 2026, $107,000 at December 31, 2025 and $372,000 at December 31, 2024. Contract liabilities totaled $471,000 at March 31, 2026, $566,000 at December 31, 2025, and $50,000 at December 31, 2024.

	Three Months Ended March 31,
	2026	2025

Revenue recognized related to contract liabilities as of the beginning of the respective period	$432,000	$-

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

Cash and Cash Equivalents

The Company considers all highly-liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2026 and December 31, 2025, cash balances totaled $2,367,000 and $5,377,000, respectively. At March 31, 2026 and December 31, 2025 cash equivalent balances totaled $1,863,000 and $9,013,000, respectively. At March 31, 2026 and December 31, 2025, cash equivalents were comprised solely of investments in highly-liquid U.S. treasury bills and money market funds, valued based on quoted market prices, a Level 1 input.

Investments in Marketable Securities.

Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values.

As of March 31, 2026 and December 31, 2025, short term investments, which were comprised of direct investments in highly liquid, AA and A-1+ rated, U.S. government securities with a weighted average maturity of three years, totaled $7,124,000 and $0, respectively. At March 31, 2026, all of the Company’s investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income (loss) in the statement of operations.

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. At each balance sheet date, the Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable forecasts of future economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when they are determined to be uncollectible. As of March 31, 2026 and December 31, 2025, no allowance for expected credit losses was deemed necessary.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of comprehensive income (loss). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Equity-linked instruments that are deemed to be freestanding instruments issued in conjunction with preferred stock are accounted for separately. For equity linked instruments classified as equity, the proceeds are allocated based on the relative fair values of the preferred stock and the equity-linked instrument following the guidance in FASB ASC Topic 470, “Debt,” (“ASC 470”).

Acquisitions

Acquisition Method. Acquisitions that meet the definition of a business under FASB ASC Topic 805, “Business Combinations” (“ASC 805”), are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in connection with the allocation of the purchase price consideration to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the statements of comprehensive income (loss).

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

Contingent consideration that is paid to sellers that remain employed by the acquirer and linked to future services is generally considered compensation cost and recorded in the statements of comprehensive income (loss) in the post-combination period.

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

When conducting the Company’s annual or interim goodwill impairment assessment, we have the option to initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350, which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. As of March 31, 2026, the Company performed a qualitative evaluation concluding that, as of March 31, 2026, it was not more likely than not that goodwill was impaired.

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

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months
	Ended March 31,
	2026	2025

Selling, marketing and advertising	$396,000	$88,000
Engineering, technology and development	78,000	5,000
General and administrative	641,000	191,000
Total noncash stock compensation expense	$1,115,000	$284,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed balance sheets. Deferred financing costs, included in prepaid expense and other current assets, at March 31, 2026 and December 31, 2025, totaled $888,000 and $888,000, respectively.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the condensed balance sheets as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the condensed statements of comprehensive income (loss). For the three months ended March 31, 2026 and 2025, debt financing costs expensed as incurred in connection with debt financings totaled $0 and $132,000, respectively.

Debt

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes and convertible notes issued, as described at Note 5, under the fair value option election pursuant to ASC 825, “Financial Instruments” (“ASC 825”), as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying statements of comprehensive income (loss). With respect to the promissory notes described at Note 5, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying statements of comprehensive income (loss), since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying statements of comprehensive income (loss).

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

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments that relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interests rates or other variables, which are reflected in the statements of comprehensive income (loss). Variations in any of these judgements and estimates could have a material impact on the Company’s financial results.

The Company may issue convertible debt instruments that include detachable common stock purchase warrants. The Company evaluates the terms of each instrument to determine the appropriate accounting treatment under ASC 825-10, “Fair Value Option,” ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company has elected the FVO for certain convertible debt instruments, as described at Note 5. Under the FVO, the entire debt instrument, including any embedded conversion feature, is initially recognized and subsequently measured at fair value, with changes in fair value recognized in earnings within other income (expense) in the statement of comprehensive income (loss) each reporting period. The fair value election eliminates the need to separately account for the embedded conversion feature under ASC 815-40.

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

Debt Modifications and Extinguishments

Modifications to debt obligations are initially analyzed to determine whether the modification qualifies as a troubled debt restructuring (“TDR”). A modification is a troubled debt restructuring if both (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. In determining if a company is experiencing financial difficulties for a TDR, as contemplated by the applicable standard, several factors are considered including whether the Company is currently in payment default on any debt, if there is a high probability of future default without modification, bankruptcy considerations, or if there is substantial doubt about the Company’s ability to continue as a going concern. A lender is granting a concession when the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt. The recognition and measurement of the impact of a TDR on the financial statements depends on whether the future undiscounted cash flows specified by the new terms are greater (gain is recorded in the statements of comprehensive income (loss) for the difference) or less (no gain is recorded in the statements of comprehensive income (loss) for the difference) than the carrying value of the debt.

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

If the modification is not deemed to be substantially different, the modification is accounted for as an adjustment to the carrying amount of the debt, with a recalculated effective interest rate. If the modification is deemed to be substantially different, then the modification is accounted for as an extinguishment of the original debt and issuance of new debt, requiring the recognition of a gain or loss on the extinguishment in the statements of comprehensive income (loss).

In an early extinguishment of debt for which the fair value option has been elected, the net carrying amount of the extinguished debt is determined to be equal to its fair value at the reacquisition date. As such, there is no difference between the carrying amount of the debt and its reacquisition price for which to recognize a gain or loss. Upon extinguishment of debt, the Company includes in net income only the cumulative amount of the gain or loss previously recorded in other comprehensive income for the extinguished debt that resulted from changes in instrument-specific credit risk, if any.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions. Commitment fees charged irrespective of drawdown activity are recognized as expense on a straight line basis over the commitment period and included in other income (expense) in the condensed statements of comprehensive income (loss). Refer to Note 5 for additional information.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended March 31,
	2026			2025

Number of customers > 10% of revenue / percent of revenue	One	/	25%	Three	/	50%

Revenue concentrations were comprised of the following revenue categories:

	Three Months
	Ended March 31,
	2026	2025

Media and advertising	25%	16%
Publishing and content studio	-%	34%
	25%	50%

	March 31, 2026			December 31, 2025

Number of customers > 10% of accounts receivable / percent of accounts receivable	Two	/	49%	Three	/	57%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	13%	One	/	24%

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

A reconciliation of net loss to net loss attributable to common stockholders is as follows for the periods presented:

	Three Months
	Ended March 31,
	2026	2025

Net loss	$(4,051,000)	$(4,230,000)
Preferred Dividends paid in shares of common stock	(253,000)	(1,000)
Net loss attributable to common stockholders	$(4,304,000)	$(4,231,000)

	Three Months Ended March 31,
Anti-dilutive shares excluded from diluted earnings per share calculation:	2026	2025
Preferred Stock, as converted basis	97,917	21,084
Options, warrants (employee and non-employee issued for services), restricted stock units	540,017	7,584
October 2025 PIPE Warrants	1,666,667	-
Other warrants	1,215,084	-
AIRs	-	17,500
	3,519,685	46,168

At March 31, 2026 and 2025, prefunded warrants representing the right to acquire 1,112,083 and zero shares of the Company’s common stock, respectively, were outstanding. Due to the fact that the holders of prefunded warrants to purchase common stock have the present ability to obtain common shares of the Company for little or effectively no additional consideration, the prefunded warrants are treated as common shares outstanding for purposes of basic and diluted earnings per share.

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

The chief operating decision maker assesses performance, establishes management compensation and decides how to allocate resources for the single reporting segment, primarily by monitoring actual results versus the annual plan, based on total revenues, net operating income (loss) and net income (loss) as reported in the statements of comprehensive income (loss). The CODM does not evaluate segment performance using entity level balance sheet information.

The significant expenses reviewed by the CODM are cost of revenue; selling, marketing and advertising expense; engineering, technology and development expense; and general and administrative expense, as presented in the statements of comprehensive income (loss), including noncash amortization and noncash stock compensation expense included in the expense categories. Selling, marketing and advertising expense, engineering, technology and development expense, and general and administrative expense include noncash amortization expense and noncash stock compensation expense, which is disclosed in Note 2 and Note 3, respectively. Other segment items consist of contingent consideration, interest expense, changes in the fair value of derivative instruments and other income (expense) items, as presented in the statements of comprehensive loss.

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements.

ASU	Description	Date Adopted
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

The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

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

Fiscal years beginning after December 15, 2026

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2026	December 31, 2025	Weighted Average Amortization Period (Years)

Partner and customer relationships	$7,327,000	$7,239,000	6.5
Capitalized software development costs	4,949,000	4,939,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	4,205,000	3,920,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	795,000	795,000	5.5
	20,612,000	20,229,000	5.0
Less: accumulated amortization	(18,989,000)	(18,444,000)
Intangible assets, net	$1,623,000	$1,785,000

Amortization expense included in operating expense for the three months ended March 31, 2026 and 2025 totaled $539,000 and $541,000, respectively. Amortization expense included in cost of revenue for the three months ended March 31, 2026 and 2025 totaled $6,000 and $0, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2026 and future fiscal years as follows:

For the years ending December 31,
2026 remaining	$1,117,000
2027	302,000
2028	189,000
2029	15,000
$1,623,000

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

Gain on Sale of Minehut Assets

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the Board. Pursuant to the GS Agreement entered into by and between Super League and GamerSafer, the Company received $1.0 million of purchase consideration for the Minehut Assets. Super League and GamerSafer maintained a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed balance sheets.

The Company recorded a receivable for the total estimated Minehut Purchase Consideration totaling $619,000 and recognized an initial gain on sale of the Minehut Assets totaling $144,000, which was included in other income in the condensed statements of comprehensive income (loss) for the three months ended March 31, 2024. The Minehut Purchase Consideration in the GS Agreement was variable pursuant to the guidance set forth in ASC 606. Under ASC 606, purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, were recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three months ended March 31, 2025, totaled $243,000. From the date of sale of the Minehut Assets through December 31, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $1,000,000.

4.	ACQUISITIONS AND INVESTMENTS

Acquisition of Let’s Bounce

On January 5, 2026 (“Bounce Effective Date”) the Company acquired Let’s Bounce, Inc. (“Bounce”), a marketing technology company focused on enabling scalable, measurable brand engagement inside gaming and UGC environments. The total purchase price for Bounce, which was structured as an asset acquisition, was $200,000, payable as follows: (a) $75,000 at closing; (b) $25,000 on the three-month anniversary of closing; and (c) $100,000 on the six-month anniversary of closing. In addition, pursuant to the terms and subject to the conditions of the asset purchase agreement (“Bounce Asset Purchase Agreement”), up to $325,000 is contingently payable in connection with the achievement of certain net revenue milestones for the Bounce assets acquired during the year ended December 31, 2026 (“Bounce Contingent Consideration”) (the “Bounce Acquisition”). The Bounce Acquisition provides the Company with an existing pipeline of opportunities, enabling more efficient in-game marketing programs, the addition of turnkey loyalty solutions to drive advertiser outcomes, and a roadmap to more automated campaign measurement. The Bounce Acquisition was approved by the board of directors of each of the Company and Bounce.

Additionally, the Company entered into employment agreements with two former key Bounce employees (“Key Bounce Employees”), pursuant to which the Key Bounce Employees were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 56,112 shares of the Company’s common stock. The awards were granted pursuant to terms and conditions fixed by the Compensation Committee of the Board and as an inducement material to each new employee entering employment with the Company in accordance with Nasdaq Listing Rule 5635I(4). Of the 56,112 RSUs, subject to the applicable employee’s continued service with Super League on each such vesting date; (i) 25% will vest upon the six (6) month anniversary of the Bounce Effective Date; and (ii) the remaining 75% shall thereafter vest monthly in arrears in 1/18th increments. In the event of termination without cause, the unvested portion of the RSUs fully vests. In the event of termination for cause, unvested RSUs are forfeited. The award also includes provisions that preserve vesting and employment terms upon a change in control, and provides for termination upon death or disability, consistent with standard employment and equity compensation arrangements. The RSUs are subject to the terms and conditions of the RSU agreement covering each grant.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Bounce subsequent to the Bounce Effective Date. Disclosure of revenue and net loss for Bounce on a stand-alone basis for the applicable periods presented is not practical due to the integration of Bounce activities, including sales, products, advertising inventory, resource allocation and related operating expense, with those of the Company upon acquisition, consistent with Super League operating in one reporting segment.

The Company determined that the Bounce Acquisition constitutes a business acquisition as defined by ASC 805, and therefore, the assets acquired in the transaction were recorded at their estimated acquisition date fair values. Transaction costs associated with the Bounce Acquisition were not material. No liabilities were assumed in connection with the Bounce Acquisition. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, “Fair Value Measurement.” (“ASC 820”).

The following table summarizes the determination of the fair value of the purchase price consideration paid in connection with the Bounce Acquisition, as of the Bounce Effective Date:

Amount
Cash consideration	$200,000
Fair value of contingent consideration	173,000
Fair value of total consideration paid	$373,000

The preliminary purchase price allocation was based upon an estimate of the fair value of the assets acquired by the Company in connection with the Bounce Acquisition, as of the Bounce Effective Date, as follows:

	Estimated Useful Life (in years)	Amount
Assets Acquired and Liabilities Assumed:
Developed technology	3.0	$285,000
Customer relationships	3.0	88,000
Identifiable net assets acquired		373,000
Total purchase price		$373,000

Contingent consideration is recorded as a liability in the accompanying balance sheet in accordance with ASC 480, which requires freestanding financial instruments where the Company is required to settle the obligation in cash or other assets to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The fair value of the Bounce Contingent Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included a risk free interest rates of 3.47%, volatility rates ranging from 40% to 65%, and discount rate of 25%.

The fair value of estimated contingent consideration as of January 5, 2026 (the “Bounce Effective Date”) and March 31, 2026, totaled $173,000, with no change in fair value calculated from the Bounce Effective Date through March 31, 2026. Aggregated amortization expense for the period from the Bounce Acquisition Date to March 31, 2026, related to intangible assets acquired in connection with the Bounce Acquisition, totaled $30,000.

Management is primarily responsible for determining the fair value of the identifiable intangible assets acquired as of the Bounce Effective Date. Management considered a number of factors in connection with estimating fair values solely for the purpose of allocating the purchase price to the assets acquired. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Bounce Effective Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired. Any adjustments to the fair values of intangible assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of comprehensive income (loss).

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

Risk free rate: 3.71%; Discount rate: 25.0%; Forecast period: 5 years; Attrition Rate: 65.0%.

Developed technology	Income-Based Approach

The Company estimated the fair value of developed technology using an income-based approach, specifically a discounted cash flow methodology, which measures value based on the present value of expected future cash flows over the asset’s estimated economic life. These projections incorporate market participant assumptions regarding revenue growth, profitability, and lifecycle characteristics of comparable assets. The resulting cash flows are discounted using asset-specific rates that reflect the risks associated with the asset, consistent with ASC 820.

Risk free rate: 3.71%; Discount rate: 25.0%; Forecast period: 5 years;

For tax purposes, consistent with the accounting for book purposes, the Bounce Acquisition consideration was allocated to the assets acquired based on their estimated fair values as of the Bounce Effective Date, with the no excess purchase price allocated to goodwill. No deferred tax assets or liabilities were recorded with the acquisition.

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only. The unaudited pro forma combined statements of comprehensive income (loss) assume the acquisition occurred as of January 1, 2025. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	For the Three Months Ended March 31,
	2026	2025

Revenue	$3,003,000	$2,728,000
Net Loss	(4,051,000)	(4,172,000)

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over the estimated economic useful life, as described above and the exclusion of nonrecurring transaction costs.

Other

Investment in Hide or Die! Roblox Game

In January 2026, the Company acquired economic and contractual interests in the Roblox digital property commonly referred to as “Hide or Die!,” (“HOD”) pursuant to an Investment and Brand Partnership Agreement (“HOD Agreement”) dated January 5, 2026 (“HOD Effective Date”).

Pursuant to the HOD Agreement, the Company transferred total consideration of $202,000 in exchange for certain rights associated with the Hide or Die! digital property. The consideration consisted of $165,000 in cash and 4,326 shares of the Company’s restricted common stock valued at $37,000. In connection with the investment, the Company obtained (i) a fifteen percent (15.0%) equity ownership interest in Hide or Die!, (ii) a contractual right to receive fifteen percent (15.0%) of Hide or Die!’s gross revenue, as paid in Robux, post-Roblox split, for the existence of the game, (iii) a contractual right to receive a twelve percent (12.0%) fee on certain direct brand transactions, and (iv) exclusive rights with respect to certain brand partnership opportunities and related placement economics. The agreement also contains a right of first refusal with respect to future sales of equity ownership interests and economic interests in the property. Management evaluated these rights to determine which elements represent distinct assets and how the total consideration should be allocated to the assets acquired. The Company utilized the relative fair value method to allocate total consideration to the identifiable elements based on their relative standalone fair values as of the HOD Effective Date.

Management estimated the fair value of the acquired assets using income-based valuation techniques, primarily discounted cash flow (“DCF”) methodologies, consistent with the fair value measurement framework in ASC 820 which permits the use of present value techniques when observable market inputs are limited. For the contractual revenue participation right and the equity ownership interest, management projected expected future cash flows over the assets’ finite economic lives based on market participant assumptions, including observed lifecycle patterns of comparable Roblox properties, and discounted those cash flows to present value. The direct brand transaction fee stream was similarly valued using a probability-weighted DCF approach to reflect uncertainty in transaction volume and timing, while the exclusive commercialization rights were valued using a with-and-without method to isolate the incremental economic benefit attributable to exclusivity, with the resulting differential cash flows discounted to present value.

Across all assets, management applied asset-specific discount rates developed using a build-up approach, reflecting the risks inherent in early-stage, single-game digital assets, including platform dependency, revenue concentration, limited operating history, and volatility in user engagement and monetization. These discount rates are intended to approximate the return expectations of market participants, and result in higher-than-average discount rates relative to traditional operating businesses. In addition, consistent with the finite lifecycle characteristics of comparable digital gaming assets, management applied limited or no terminal value assumptions, such that the estimated fair values are primarily driven by explicitly forecasted cash flows.

The consideration paid was allocated to the assets acquired as follows:

Amount
Contractual Revenue Participation Right.	$90,000
Direct Brand Transaction Fee Stream	32,000
Exclusive Commercialization Rights	45,000
Equity Ownership Interest	35,000
Total	$202,000

Assumptions utilized in connection with utilization of the discounted cash flow method included discount rates ranging from of 30% to 35%, useful lives of approximately four years, and discount for lack of marketability of 10% to 20%. The assets acquired were recorded at their individual estimated fair values on the date of acquisition, and will subsequently be assessed for impairment at each balance sheet date, with any impairment reflected as a charge in the statement of operations and comprehensive income (loss).

Investment in Solsten, Inc.

In January 2026, the Company invested $200,000 in Solsten, Inc (“Solsten”) an AI-driven audience intelligence company specializing in psychology-based consumer insights, through a Simple Agreement for Future Equity (“SAFE”), which provides the Company with the right to receive equity in a future financing event, subject to the terms and conditions of the SAFE agreement. The SAFE does not represent a current equity ownership interest but rather a forward contract to acquire equity upon the occurrence of specified events, including a qualifying equity financing or liquidity event, at which point the instrument will either convert into preferred stock or entitle the Company to receive the greater of its invested amount or the value of the underlying equity on an as-converted basis. The investment is included in other noncurrent assets in the accompanying balance sheets.

The SAFE is accounted for as a non-marketable equity investment within the scope of ASC 321, “Investments – Equity Securities” and is recorded at cost, subject to impairment and observable price adjustments for identical or similar investments of the same issuer.

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

In connection with entering into the Agile I Loan Agreement, the Company was required to pay an administrative fee of $92,500 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile I Note and expensed in “other income (expense)” in the statements of operations for the three months ended December 31, 2024.

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

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other income (expense)” in the statements of comprehensive income (loss) for the three months ended March 31, 2025. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

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

The July 10, 2025 exchange of the balance of the Agile II Note for shares of the Company’s common stock was accounted for as an extinguishment of the Agile II Note, resulting in the derecognition of the related liability and the recording of the fair value of the equity securities and other assets exchanged on the date of settlement. The Agile II Note was accounted for under the FVO, and therefore, the carrying amount of the Agile II Note immediately prior to settlement represented its fair value at the settlement date. The fair value of the common stock and cash payments exceeded the fair value of the Agile II Note on the date of the exchange resulting in a loss on extinguishment of a liability totaling $256,000, which was included in other income (expense) in the statements of comprehensive income (loss) for the year ended December 31, 2025.

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operation for the three months ended March 31, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

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

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement (the “Belleau Exchange Agreement”), pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 83,334 shares of common stock, valued at $12.00 per share, simultaneous with the close of the October 2025 PIPE (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 10,417 shares of common stock, in form similar to the October 2025 PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

The exchange of the remaining balance of the Belleau Note for common stock and common stock purchase warrants, as described above, was accounted for as an exchange of debt for equity, resulting in a loss on exchange totaling $1,871,000, reflected in other income (expense) in the statement of comprehensive income (loss) for the year ended December 31, 2025. The Belleau Note was accounted for under the FVO, and therefore, the carrying amount of the Belleau Note immediately prior to the exchange represented its fair value at the exchange date. The fair value of the Belleau Warrants was estimated utilizing Black-Scholes, with inputs including term of 2 years, stock price of $31.20, volatility of 93% and risk-free interest rate of 3.45%.

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

The July 7, 2025 exchange of the balance of the RP Note for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the RP Note, resulting in the derecognition of the related liability and the recording of the fair value of the Series AAAA Jr. Preferred Stock exchanged on the date of settlement. The RP Note was accounted for under the FVO, and therefore, the carrying amount of the RP Note immediately prior to settlement represented its fair value at the settlement date, resulting in a loss on extinguishment totaling $26,000. The $378,000 of accrued cash payments were included as a component of the change in fair value of the RP Note for the year ended December 31, 2025, which is included in other income (expense) in the statement of comprehensive income (loss).

The Agile I Note, Agile II Note, Diagonal Note, Belleau Note and the RP Note were accounted for at fair value as described in Note 2, measured using Level 3 inputs with the following impact on the condensed financial statements for the applicable periods referenced:

	Agile I Note	Agile II Note	Belleau Note	Diagonal Note	RP Note

Interest paid during the three months ended March 31, 2025	563,000	230,000	-	-	-
Interest expense during the three months ended March 31, 2025	536,000	230,000	-	-	148,000
Accrued interest at March 31, 2025	-	-	-	-	219,000
Change in fair value - three months ended March 31, 2025(2)	(178,000)	(97,000)	(2,000)	-	156,000
Debt issue costs (1)	180,000	125,000	-	7,000	-
Interest Rate / Discount rate	42%/42%	42%/42%	20%/42%	10%/42%	40%/42%

(1)

Debt issue costs incurred in connection with the Agile Loan included administrative fee of $92,500 to the collateral agent and advisor fees. Debt issuance costs are reflected in “other expense” in the condensed statements of comprehensive loss.

(2)	Reflected in interest expense in the condensed statements of comprehensive loss.

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

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Financing and servicing fees calculated with reference to amounts advanced under the AR Facility are included in interest expense. The commitment fee, based on the maximum facility amount and payable irrespective of drawdowns, is expensed on a straight-line basis over the term of the AR Facility and included in other income (expense) in the statements of comprehensive income (loss).

Total amounts advanced and repaid under the AR Facility for the three months ended March 31, 2025 and 2024 are reflected in financing activities in the condensed statements of cash flows. Interest expense for the three months ended March 31, 2026 and 2025 totaled $0 and $8,000, respectively. Commitment fee expense for the three months ended March 31, 2026 and 2025 totaled $0 and $10,000, respectively.

6.	STOCKHOLDERS’ EQUITY AND EQUITY-LINKED INSTRUMENTS

General

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

Common Stock

Hudson Equity Line of Credit

On February 14, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company had the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Hudson Total Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “Hudson ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Equity Purchase Agreement, the Company issued to Hudson 625 shares of common stock, valued at $159,000, following the execution of the Hudson Equity Purchase Agreement (the “Hudson Commitment Shares”).

During the three months ended March 31, 2025, the Company sold 1,494 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $163.20, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Preferred Stock

Series C Preferred Stock. On October 22, 2025, the Company filed the COD of the Series C Senior Convertible Preferred Stock (the “Series C COD”), designating 4,700 shares of Series C Senior Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”), in connection with the YP Exchange Agreement (as defined above). At both March 31, 2026 and December 31, 2025, there were 1,153 shares of Series C Preferred issued and outstanding. Pursuant to the Series C COD, the Series C Preferred Stock, among other terms: (i) ranks, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior to all classes of common stock and each other class or series of equity security of the Company which is not expressly senior or on parity with the Series C Preferred Stock ; (ii) the Series C Preferred Stock shall remain outstanding until the Series C Preferred Stock is converted into common stock either optionally by the holder or automatically pursuant to its terms described below, and will automatically be converted into common stock on the eighteen-month anniversary of effectiveness of the registration statement relating to the shares of common stock issuable upon conversion of the Series C Preferred Stock ; (iii) the shares of Series C Preferred Stock when converted, subject to certain beneficial ownership limitations, into shares of the Company’s common stock, will have a conversion price of $12.00, with a stated value of $1,000; and (iv) subject to certain limitations set forth in the Series C COD, the holders of Series C Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the common stock as a single class, on an as-converted basis.

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

Preferred Stock Dividends

The Company paid or accrued common stock dividends on outstanding preferred stock for the periods presented as follows:

For the Three Months Ended March 31, 2026:

Series Designation	Date	Dividend Shares	Fair Value Shares (1)
Series AAAA Junior	January 1, 2026	34,575	$253,000

For the Three Months Ended March 31, 2025:

Series Designation	Date	Dividend Shares	Fair Value Shares (1)
Series A-5	February 4, 2025	5	$1,000

(1)	Fair valued based on the closing price of the Company’s common stock on the respective common stock dividend payment date.

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

The September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The change in fair value for the September 2024 Series AAA Junior Investor Warrants for the three months ended March 31, 2026 and 2025 totaled $0 and $(270,000), respectively.

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The change in fair value for the Placement Agent Warrants for the three months ended March 31, 2026 and 2025 totaled $(4,000) and $(447,000), respectively.

7.	COMMITMENTS AND CONTINGENCIES

Pending or Threatened Claims

The Company may periodically be involved in legal proceedings and regulatory matters arising in the ordinary course of business, including contractual disputes, employment-related matters, and other commercial legal matters. Legal fees and other defense costs incurred in connection with such matters are recorded in operating expenses as incurred in the period incurred, within general and administrative expenses in the statements of comprehensive income (loss). Reimbursements from insurance carriers, if any, related to legal defense costs are recognized when recovery is considered probable and reasonably estimable. Insurance recoveries, when recognized, are recorded separately from the related legal expense and are not offset against legal costs in the statements of comprehensive income (loss).

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

The Company believes the claims are wholly without merit and intends to vigorously defend the action. Based on the Company’s assessment of the facts currently known, and after consultation with outside legal counsel, the Company believes that the likelihood of a material loss is remote. Accordingly, no liability has been recorded in the accompanying financial statements. Litigation is inherently uncertain, and while the Company believes the claims lack merit, an unfavorable outcome could occur. However, at this time, the Company does not see the need to, nor can it reasonably estimate any possible loss or range of loss associated with this matter.

8.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the condensed financial statements and disclosures through the date the condensed financial statements were issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the condensed financial statements presented herein.

Misfits Acquisition

On April 30, 2026, at a Special Meeting of the Company’s stockholders, the Company’s stockholders approved the issuance of an aggregate of 1,161,813 shares of common stock to be issued as consideration in connection with the Misfits Acquisition. On May 1, 2026 (the “Misfits Closing Date”), the Company and Misfits consummated the Misfits Acquisition (the “Misfits Closing”).

Misfits Acquisition Consideration

At the Misfits Closing, the Company paid the following consideration for the Misfits Purchased Assets: (i) a cash payment in the amount of $1.5 million (the “Misfits Closing Cash Consideration”), (ii) 26,768 shares of common stock (the “Misfits Closing Shares”), (iii) a pre-funded common stock purchase warrant to purchase 509,682 shares of common stock (the “Misfits Pre-Funded Warrant,” and the shares issuable upon exercise of the Misfits Pre-Funded Warrant, the “Misfits PFW Shares”), and (iv) a common stock purchase warrant to purchase 536,450 shares of common stock, with an exercise price of $18.00 (the “Misfits Warrant”, and the shares issuable upon exercise of the Misfits Warrant, the “Misfits Warrant Shares”)(the Misfits Closing Shares, the Misfits PFW Shares, and the Misfits Warrant Shares collectively, the “Misfits Closing Share Consideration”). Pursuant to the terms and subject to the conditions of the Misfits Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company will pay an additional cash payment in the amount of $300,000 (the “Delayed Cash Payment”).

In addition, pursuant to the terms and subject to the conditions of the Misfits Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company may pay up to an aggregate of (i) $1.2 million in cash (the “Misfits Earnout Cash”), and (ii) 105,571 shares of common stock, or, upon the election of Misfits, Misfits Pre-Funded Warrants to purchase 105,571 shares of common stock (the “Misfits Earnout Shares”, and collectively with the Misfits Earnout Cash, the “Misfits Earnout Consideration”). The Misfits Earnout Consideration will be payable to Misfits in connection with: (i) the achievement of certain gross profit milestones for the period beginning on the Misfits Closing Date until the date that is one year from the date of the Misfits Closing; and (ii) the Company’s market capitalization as of the one and two year anniversary of the Misfits Closing Date.

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

The exercise price of the Misfits Pre-Funded Warrant per underlying share of common stock is $0.001. Pursuant to the Misfits Pre-Funded Warrant, a holder will not be entitled to exercise any portion of any Misfits Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Misfits Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of Misfits Pre-Funded Warrants will be entitled to receive, upon exercise of the Misfits Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Misfits Pre-Funded Warrants immediately prior to the fundamental transaction.

The Misfits Purchase Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type.

Brand Partnership Agreement

In connection with the Misfits Closing and the entrance into the Misfits Purchase Agreement, the Company and Misfits entered into an exclusive brand partnership agreement dated May 1, 2026 (the “Brand Partnership Agreement”), pursuant to which Misfits agreed to grant certain preferred rights (the “Misfits Preferred Rights”) to the Company for purposes of selling brand partnerships where a third-party brand may be advertised (via sponsorships, marketing, brand endorsements, product placements, brand integrations and other similar associations) (collectively, “Partnerships”) in certain games in the Misfits Roblox game portfolio (the “Misfits Games”). The initial term of the Brand Partnership Agreement is one year, subject to extension by mutual agreement. The Brand Partnership Agreement may be terminated upon written notice by the parties.

Director Designee

Pursuant to the terms and conditions of the Misfits Purchase Agreement, at the Misfits Closing, Misfits was granted the right to appoint a designee to the Board of Directors of the Company (“Misfits Board Designee”); provided, however, the Misfits Board Designee must be qualified to serve on a public company’s board of directors and meet the requirements of an “independent director” pursuant to the rules and regulations of Nasdaq.

Registration Rights Agreement

In connection with the closing of the Misfits Acquisition and the entrance into the Misfits Purchase Agreement, the Company and Misfits entered into a registration rights agreement dated May 1, 2026 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC on or prior to the 90th calendar day following the Misfits Closing Date, for purposes of registering the Misfits Closing Shares, the Misfits Warrant Shares, and the Misfits PFW Shares (the “Misfits Registration Statement”). The Company agreed to use commercially reasonable efforts to have such Registration Statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

Risks and Uncertainties

The closing of the Misfits Acquisition and the integration of the Misfits Purchased Assets involves certain risks and uncertainties, including, among other things, risks related to our ability to successfully integrate the Misfits Purchased Assets into our operations; our ability to implement plans, forecasts and other expectations with respect to the Misfits Purchased Assets; our ability to realize the anticipated benefits of the Misfits Acquisition, including the possibility that the expected benefits from the Misfits Acquisition will not be realized or will not be realized within the expected time period; the achievement of the revenue milestones and payment of the Misfits Earnout Consideration; the outcome of any legal or governmental proceedings related to the Misfits Acquisition or otherwise; the negative effects of the announcement of the Misfits Acquisition on the market price of our common stock or on our operating results; significant Misfits Acquisition costs; unknown liabilities; attracting new customers and maintaining and expanding our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; increased competition on our market and our ability to compete effectively; and expansion of our operations and increased adoption of our platform internationally.

Other

On May 2, 2026, Mark Jung submitted his resignation as a member of the Board of Directors and the audit committee of the Company (the “Board”), effective on May 6, 2026. The resignation of Mr. Jung was not due to any disagreements with respect to the Company’s operations, policies or practices.

In connection with the Misfits Closing, effective May 6, 2026, the Board of the Company appointed Robert Kalutkiewicz as a member of the Board, effective immediately, as a Class III director to serve as a director until the Company’s next annual meeting of stockholders, and until such time as his successor is duly elected and qualified, or until his earlier death, resignation, or removal. Pursuant to the Misfits Purchase Agreement, Mr. Kalutkiewicz is the Board Designee of Misfits.

In connection with the closing of the Misfits Acquisition, pursuant to the terms of the applicable underlying common stock warrant agreements, the exercise price on certain of the common stock purchase warrants issued in connection with the October 2025 PIPE, representing the right to purchase an aggregate 2.7 million shares of common stock, was reset to the floor price, as defined in the underlying common stock purchase agreements, or $6.84 per share ($5.14 for placement agent warrants issued for the purchase of 71,000 shares of common stock), from $12.00 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “Super League Enterprise, Inc.” “Company,” “we,” “us,” “our,” or similar references mean Super League Enterprise, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission. All references to “Note,” followed by a number reference herein, refer to the applicable corresponding numbered footnotes to the condensed financial statements contained elsewhere herein. Percentage changes with an “*” reflect changes greater than 300%.

References to “financial statements,” “balance sheets,” “statements of comprehensive income (loss),” “statements of cash flows,” and “statements of stockholders’ equity,” refer to the “consolidated financial statements,” “consolidated balance sheets,” “consolidated statements of comprehensive income (loss),” “consolidated statements of cash flows” and “consolidated statements of stockholders’ equity,” respectively, of the Company, including the accounts of the Company and its wholly owned subsidiaries, if any. As of December 31, 2025, there were no wholly owned subsidiaries of the Company. The legal entity Mobcrush Streaming, Inc. was dissolved effective May 14, 2025. InPvP, LLC was sold in May 2025 as described at Note 3.

All references to “common stock” refer to the Company’s common stock, par value $0.001 per share.

In October 2025, the Company entered into Securities Purchase Agreements (the “PIPE Purchase Agreement”) with certain accredited investors (the “Purchasers”), relating to the Company’s offering of an aggregate of (a) 332,084 shares (the “PIPE Shares”) of the Company’s common stock, at a price per share equal to $12.00 and (b) Pre-Funded Warrants to purchase 1,334,584 shares of common stock (the “PIPE Pre-Funded Warrants”) at a price per PIPE Pre-Funded Warrant equal to same price as that for PIPE Shares minus $0.00001, and the remaining exercise price of each PIPE Pre-Funded Warrant will equal $0.00001 per share, for gross proceeds to the Company of approximately $20,000,000, before deducting offering costs and expenses (as referenced herein, “October 2025 PIPE”)

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes included elsewhere in this interim report. Our condensed financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in Item II, Part 1A of this Quarterly Report on Form 10-Q (this “Report”). Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Super League (Nasdaq: SLE) connects brands with the 3.5 billion-person global gaming population through advertising and branded content programs across gaming and digital media platforms. The Company generates revenue by executing these programs through proprietary interactive formats, creator content, immersive experiences, data-driven insights, and strategic campaign services to improve marketing performance. By translating player behavior into actionable intelligence, Super League serves as a trusted partner that enables brands to more effectively influence consumers who play video games, positioning the Company to capture a greater share of advertising spend over time.

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

Executive Summary

Misfits Acquisition

On March 16, 2026, the Company entered into an asset purchase agreement (the “Misfits Purchase Agreement”) with Esports Now, LLC (“Misfits”), pursuant to which Misfits agreed to sell certain assets strictly constituting the Misfits Ads Business (the “Misfits Purchased Assets”) to the Company, and the Company agreed to assume certain liabilities related to the Misfits Purchased Assets (the “Misfits Acquisition”).

On March 20, 2026, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”), followed by the filing of a definitive proxy statement with the SEC on April 2, 2026 (the “Misfits Proxy Statement”). The Misfits Proxy Statement solicited the approval of the issuance of an aggregate of 1,161,813 shares of common stock to be issued as consideration in connection with the Misfits Acquisition (the “Issuance Proposal”) by the affirmative vote of a majority of the voting power of the Company’s shares present at a special meeting of the Company’s stockholders, scheduled for April 30, 2026 (the “Special Meeting”).

On April 30, 2026, at the Special Meeting, the Company’s stockholders approved the Issuance Proposal. On May 1, 2026 (the “Misfits Closing Date”), the Company and Misfits consummated the Misfits Acquisition (the “Misfits Closing”).

Misfits Acquisition Consideration.  At the Misfits Closing, the Company paid the following consideration for the Misfits Purchased Assets: (i) a cash payment in the amount of $1.5 million (the “Misfits Closing Cash Consideration”), (ii) 26,768 shares of common stock (the “Misfits Closing Shares”), (iii) a pre-funded common stock purchase warrant to purchase 509,682 shares of common stock (the “Misfits Pre-Funded Warrant,” and the shares issuable upon exercise of the Misfits Pre-Funded Warrant, the “Misfits PFW Shares”), and (iv) a common stock purchase warrant to purchase 536,450 shares of common stock, with an exercise price of $18.00 (the “Misfits Warrant”, and the shares issuable upon exercise of the Misfits Warrant, the “Misfits Warrant Shares”)(the Misfits Closing Shares, the Misfits PFW Shares, and the Misfits Warrant Shares collectively, the “Misfits Closing Share Consideration”). Pursuant to the terms and subject to the conditions of the Misfits Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company will pay an additional cash payment in the amount of $300,000 (the “Delayed Cash Payment”).

In addition, pursuant to the terms and subject to the conditions of the Misfits Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company may pay up to an aggregate of (i) $1.2 million in cash (the “Misfits Earnout Cash”), and (ii) 105,571 shares of common stock, or, upon the election of Misfits, Misfits Pre-Funded Warrants to purchase 105,571 shares of common stock (the “Misfits Earnout Shares”, and collectively with the Misfits Earnout Cash, the “Misfits Earnout Consideration”). The Misfits Earnout Consideration will be payable to Misfits in connection with: (i) the achievement of certain gross profit milestones for the period beginning on the Misfits Closing Date until the date that is one year from the date of the Misfits Closing; and (ii) the Company’s market capitalization as of the one and two year anniversary of the Misfits Closing Date.

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

The exercise price of the Misfits Pre-Funded Warrant per underlying share of common stock is $0.001. Pursuant to the Misfits Pre-Funded Warrant, a holder will not be entitled to exercise any portion of any Misfits Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Misfits Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. In addition, in certain circumstances, upon a fundamental transaction, a holder of Misfits Pre-Funded Warrants will be entitled to receive, upon exercise of the Misfits Pre-Funded Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Misfits Pre-Funded Warrants immediately prior to the fundamental transaction.

The Misfits Purchase Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type.

Brand Partnership Agreement. In connection with the Misfits Closing and the entrance into the Misfits Purchase Agreement, the Company and Misfits entered into an exclusive brand partnership agreement dated May 1, 2026 (the “Brand Partnership Agreement”), pursuant to which Misfits agreed to grant certain preferred rights (the “Misfits Preferred Rights”) to the Company for purposes of selling brand partnerships where a third-party brand may be advertised (via sponsorships, marketing, brand endorsements, product placements, brand integrations and other similar associations) (collectively, “Partnerships”) in certain games in the Misfits Roblox game portfolio (the “Misfits Games”). The initial term of the Brand Partnership Agreement is one year, subject to extension by mutual agreement. The Brand Partnership Agreement may be terminated upon written notice by the parties.

Misfits Director Designee. Pursuant to the terms and conditions of the Misfits Purchase Agreement, at the Misfits Closing, Misfits was granted the right to appoint a designee to the Board of Directors of the Company (“Misfits Board Designee”); provided, however, the Misfits Board Designee must be qualified to serve on a public company’s board of directors and meet the requirements of an “independent director” pursuant to the rules and regulations of Nasdaq.

Registration Rights Agreement. In connection with the closing of the Misfits Acquisition and the entrance into the Misfits Purchase Agreement, the Company and Misfits entered into a registration rights agreement dated May 1, 2026 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC on or prior to the 90th calendar day following the Misfits Closing Date, for purposes of registering the Misfits Closing Shares, the Misfits Warrant Shares, and the Misfits PFW Shares (the “Misfits Registration Statement”). The Company agreed to use commercially reasonable efforts to have such Registration Statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

The closing of the Misfits Acquisition and the integration of the Misfits Purchased Assets involves certain risks and uncertainties, including, among other things, risks related to our ability to successfully integrate the Misfits Purchased Assets into our operations; our ability to implement plans, forecasts and other expectations with respect to the Misfits Purchased Assets; our ability to realize the anticipated benefits of the Misfits Acquisition, including the possibility that the expected benefits from the Misfits Acquisition will not be realized or will not be realized within the expected time period; the achievement of the revenue milestones and payment of the Misfits Earnout Consideration; the outcome of any legal or governmental proceedings related to the Misfits Acquisition or otherwise; the negative effects of the announcement of the Misfits Acquisition on the market price of our common stock or on our operating results; significant Misfits Acquisition costs; unknown liabilities; attracting new customers and maintaining and expanding our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; increased competition on our market and our ability to compete effectively; and expansion of our operations and increased adoption of our platform internationally.

Other. In connection with the closing of the Misfits Acquisition, pursuant to the terms of the applicable underlying common stock warrant agreements, the exercise price on certain of the common stock purchase warrants issued in connection with the October 2025 PIPE, representing the right to purchase an aggregate 2.7 million shares of common stock, was reset to the floor price, as defined in the underlying common stock purchase agreements, or $6.84 per share ($5.14 for placement agent warrants issued for the purchase of 71,000 shares of common stock), from $12.00 per share.

Acquisition of Let’s Bounce, Inc.

In January 2026 the Company acquired Let’s Bounce, Inc. (“Bounce”), a marketing technology company focused on enabling scalable, measurable brand engagement inside gaming and UGC environments. The total purchase price for Bounce, which was structured as an asset acquisition, was $200,000, payable as follows: (a) $75,000 at closing; (b) $25,000 on the three-month anniversary of closing; and (c) $100,000 on the six-month anniversary of closing. In addition, pursuant to the terms and subject to the conditions of the Bounce Asset Purchase Agreement, up to $325,000 is contingently payable in connection with the achievement of certain net revenue milestones for the Bounce assets acquired during the year ended December 31, 2026. The Bounce acquisition provides the Company with an existing pipeline of opportunities, enabling more efficient in-game marketing programs, the addition of turnkey loyalty solutions to drive advertiser outcomes, and a roadmap to more automated campaign measurement. Refer to Note 4 for additional information.

Investment in Solsten, Inc.

In January 2026, the Company invested $200,000 in Solsten, Inc (“Solsten”) an AI-driven audience intelligence company specializing in psychology-based consumer insights, through a Simple Agreement for Future Equity (“SAFE”), which provides the Company with the right to receive equity in a future financing event, subject to the terms and conditions of the SAFE agreement. The SAFE does not represent a current equity ownership interest but rather a forward contract to acquire equity upon the occurrence of specified events, including a qualifying equity financing or liquidity event, at which point the instrument will either convert into preferred stock or entitle the Company to receive the greater of its invested amount or the value of the underlying equity on an as-converted basis. The collaboration expands Super League’s ability to deliver differentiated solutions that move beyond traditional demographics toward predictive audience understanding and insights-led campaign design.

Through the partnership, Super League gains select exclusivity to integrate Solsten’s proprietary psychographic data and predictive models directly into its campaign planning, creative development, and optimization workflows. Drawing on a proprietary data set built from opt-in assessments from millions of individuals, Super League can identify the underlying motivations and behavioral drivers, such as status orientation or independence, that shape engagement across interactive, social, and linear environments.

Investment in Hide or Die! Roblox Game

In January 2026, the Company acquired economic and contractual interests in the Roblox digital property commonly referred to as “Hide or Die!,” (“HOD”) pursuant to an Investment and Brand Partnership Agreement (“HOD Agreement”) dated January 5, 2026 (“HOD Effective Date”). HOD is a Top 100 Roblox game (source: Rotrends) that has been visited more than 570 million times in 16 months. The investment reflects a transition from strategy to execution as the Company begins securing ownership positions in cash-generating assets within the gaming content and media economy, establishing a foundation for future digital-asset-based initiatives aligned with owned revenue streams.

Pursuant to the HOD Agreement, the Company transferred total consideration of $202,000 in exchange for certain rights associated with the Hide or Die! digital property. The consideration consisted of $165,000 in cash and 4,326 shares of the Company’s restricted common stock valued at $37,000. In connection with the investment, the Company obtained (i) a fifteen percent (15.0%) equity ownership interest in Hide or Die!, (ii) a contractual right to receive fifteen percent (15.0%) of Hide or Die!’s gross revenue, as paid in Robux, post-Roblox split, for the existence of the game, (iii) a contractual right to receive a twelve percent (12.0%) fee on certain direct brand transactions, and (iv) exclusive rights with respect to certain brand partnership opportunities and related placement economics. The agreement also contains a right of first refusal with respect to future sales of equity ownership interests and economic interests in the property.

Expansion of AdArcade Partnership

In January 2026, the Company announced an expansion of its exclusive partnership with AdArcade, introducing new AI-powered capabilities that significantly broaden how brands can deploy playable media at scale within rewarded mobile video inventory. AdArcade’s patented Native Playables® technology converts a brand’s existing video ad into a playable experience that gamifies interaction with brand messaging. With AdArcade’s new AI-powered Creative-as-a-Service (CaaS) offering, programmatic teams can utilize Native Playables with virtually no incremental effort or creative cost. This allows brands to seamlessly extend video campaigns into mobile gaming video inventory, turning what was once a workflow gap into a true omnichannel opportunity without added complexity.

Ownership Interest in My Avatar!

In April 2026, the Company announced the acquisition of an ownership interest in My Avatar!, a Top 25 shopping experience on Roblox (source: Rotrends). The investment advances Super League’s Strategic Properties initiative, expanding its portfolio of equity ownership positions in high-performing Roblox experiences that generate both direct cash flow and differentiated inventory for playable advertising and interactive content programs delivered on behalf of global brand partners. The initiative expands Super League’s ability to reach one of the largest, most influential, and under-monetized consumer segments in modern media and culture, positioning the Company to capture a greater share of advertising spend directed toward this audience.

Summary Financial Results

Revenue for the three months ended March 31, 2026 totaled $3.0 million, an increase of $285,000 or 10%, compared to $2.7 million for the comparable prior year quarter. Cost of revenue for the three months ended March 31, 2026 increased $427,000, or 28% to $1.9 million, compared to $1.5 million in the comparable prior year quarter, driven primarily by the 10% increase in quarterly revenues for the same periods. As a percentage of revenue, gross profit for the three months ended March 31, 2026 was 36%, compared to 44% for the comparable prior year quarter.

Total operating expense for the three months ended March 31, 2026 increased $409,000, or 8% to $5.2 million, compared to $4.8 million in the comparable prior year quarter. Excluding noncash stock compensation expense, intangible asset amortization expense, mark to market related fair value adjustments, and other noncash charges (collectively, “noncash charges and credits”), totaling $1.7 million and $817,000, respectively, operating expense for the three months ended March 31, 2026 and 2025 was $3.6 million and $4.0 million, respectively, reflecting a $436,000, or 11% decrease compared to the prior year quarter, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the three months ended March 31, 2026, which includes the impact of net noncash charges and credits totaling $1.6 million, was $4.1 million or $(1.77) per share, compared to a net loss of $4.2 million, or $(119.79) per share, in the comparable prior year quarter. Excluding net noncash charges and credits, net loss for the three months ended March 31, 2026 was $2.4 million, compared to a net loss of $3.7 million in the comparable prior year quarter.

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

Condensed Results of Operations

The following table sets forth a summary of our results of operations for the three months ended March 31, 2026 and 2025 (dollars in thousands) (Unaudited):

	Three Months
	Ended March 31,		Change
	2026	2025	$	%

REVENUE	$3,003	$2,718	$285	10%
COST OF REVENUE	(1,926)	(1,522)	404	27%
GROSS PROFIT	1,077	1,196	(119)	(10)%
OPERATING EXPENSE
Selling, marketing and advertising	1,991	2,392	(401)	(17)%
Engineering, technology and development	668	929	(261)	(28)%
General and administrative	2,577	1,520	1,057	70%
Contingent consideration	-	(14)	14	100%
Total operating expense	5,236	4,827	409	8%
NET LOSS FROM OPERATIONS	(4,159)	(3,631)	528	15%
OTHER INCOME (EXPENSE), NET	108	(599)	(707)	(118)%
Loss before provision for income taxes	(4,051)	(4,230)	(179)	(4)%
Provision for income taxes	-	-	-	-
NET LOSS	$(4,051)	$(4,230)	$(179)	(4)%

Comparison of the Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenue (dollars in thousands) (Unaudited)

	Three Months Ended March 31,		Change
	2026	2025	$	%

Media and advertising	$1,710	$1,272	$438	34%
Publishing and content studio	1,293	1,267	26	2%
Direct to consumer	-	179	(179)	(100)%
	$3,003	$2,718	$285	10%

	Three Months Ended March 31,
	2026			2025

Number of customers > 10% of revenue / percent of revenue	One	/	25%	Three	/	50%
By revenue category:
Media and advertising	One	/	25%	One	/	16%
Publishing and content studio	-	/	-	Two	/	34%

●	Total revenue increased $285,000, or 10% to $3.0 million, compared to $2.7 million in the comparable prior year quarter.

●

Media and advertising revenue increased $438,000, or 34%, to $1.7 million, compared to $1.3 million in the comparable prior year quarter. The change was primarily due to a $19,000 increase in on-platform revenues across Fortnite and Minecraft and Roblox and $666,000 increase in off-platform media sales revenue including Native Playables and gamified video, partially offset by a $222,000 strategic decrease in lower margin influencer marketing revenue and $25,000 decrease in campaign program management fee revenue.

●	Publishing and content studio revenue was relatively flat for the periods presented, totaling $1.3 million for each of the three months ended March 31, 2026 and 2025, respectively.

●

Direct to consumer revenue decreased $179,000, or 100%, primarily reflecting the impact of the sale of our Mineville digital property in May 2025, which prior to the sale, generated direct to consumer Minecraft related digital goods revenues for the Company.

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

●

Cost of revenue increased $404,000, or 27%, due primarily to the 10% increase in related revenues for the quarterly periods presented. The greater than proportional change in cost of revenue was primarily due to the impact of the 188% increase in off platform media sales revenues with lower average margins during the three months ended March 31, 2026 compared to 2025.

Operating Expense

Refer to the table summarizing our results of operations for the three months ended March 31, 2026 and 2025 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended March 31,		Change
	2026	2025	$	%

Selling, marketing and advertising	$396	$88	$308	*	%
Engineering, technology and development	78	5	73	*	%
General and administrative	641	191	450	236%
Total noncash stock compensation expense	$1,115	$284	$831	293%

The increase in noncash stock compensation expense was primarily due to shareholder approval of the 2025 Omnibus Stock Incentive Plan in June 2025, and shareholder approval of the increase in the number of shares authorized for issuance under the 2025 Plan to 580,667 shares in October 2025. Prior to June and October 2025, the Company granted minimal equity awards due to a lack of availability of authorized shares under the prior 2014 Stock Incentive Plan. As a result of the increase in the available authorized shares for issuance, in June, November and December 2025 the Company’s Board issued an aggregate of 529,000 equity incentive awards to employees and contractors under the 2025 Plan, as part of Board approved equity incentive programs, with in general, two year vesting periods and a weighted average grant date fair value of $10.98, resulting in an increase in noncash stock compensation expense in the first quarter of 2026, compared to the prior year comparable quarter.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended March 31,		Change
	2026	2025	$	%

Selling, marketing and advertising	$118	$176	$(58)	(33)%
Engineering, technology and development	295	232	63	27%
General and administrative	126	133	(7)	(5)%
Total amortization expense	$539	$541	$(2)	(0)%

Selling, Marketing and Advertising

Selling, marketing and advertising expense increased $401,000, or 17%. The change was primarily due to a $910,000 reduction in selling, marketing and advertising personnel costs reflecting the impact of fiscal year 2025 headcount reductions in connection with ongoing cost reduction and optimization activities. The decrease was partially offset by a $308,000 increase in noncash stock compensation expense in connection with fiscal year 2025 equity incentive award grants as described above, and a $180,000 reduction in selling, marketing and advertising personnel costs allocated to cost of revenue due to an increase in the mix of revenue generating programs utilizing external resources.

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

Engineering, technology and development expense decreased $261,000, or 28%, driven primarily by the following:

●

Decrease in product and engineering personnel expense totaling $512,000, or 78%, reflecting the impact of fiscal year 2025 personnel and other cost reduction activities, including the sale of our Mineville assets, and a decrease in cloud services and other technology platform costs totaling $46,000, or 39%. The decrease was partially offset by a $72,000 increase in noncash stock compensation expense in connection with fiscal year 2025 equity incentive award grants, as described above, and a $113,000 reduction in personnel costs allocated to cost of revenue due to an increase in the mix of revenue generating programs utilizing external resources.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands) (Unaudited):

	Three Months Ended March 31,		Change
	2026	2025	$	%

Personnel costs	$600	$460	$140	30%
Office and facilities	11	32	(21)	(66)%
Professional fees	497	258	239	93%
Stock-based compensation	641	191	450	236%
Depreciation and amortization	129	139	(10)	(7)%
Other	699	440	259	59%
Total general and administrative expense	$2,577	$1,520	$1,057	70%

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

●

Personnel costs increased due to an increase in incentive compensation, partially offset by a reduction in various corporate, general and administrative costs in connection with fiscal year 2025 and ongoing cost reduction and optimization activities.

●

Professional fees costs increased primarily due to an increase in legal fees incurred in connection with acquisition related activities in the first quarter of 2026 and an increase in complex transaction related audit fees incurred in connection with the Company’s year end audit.

●

The increase in noncash stock compensation expense was primarily due to shareholder approval of the 2025 Omnibus Stock Incentive Plan in June 2025, and shareholder approval of the increase in the number of shares authorized for issuance under the 2025 Plan to 580,667 shares in October 2025. Prior to June and October 2025, the Company granted minimal equity awards due to a lack of availability of authorized shares under the prior 2014 Stock Incentive Plan. As a result of the increase in the available authorized shares for issuance, in June, November and December 2025 the Company’s Board issued an aggregate of 529,000 equity incentive awards to employees and contractors under the 2025 Plan, as part of Board approved equity incentive programs, with in general, 2 year vesting periods and a weighted average grant date fair value of $10.98, resulting in an increase in noncash stock compensation expense in the first quarter of 2026, compared to the prior year comparable quarter.

●

The increase in other expense was primarily due to an increase in investor relations costs associated with first quarter 2026 corporate activities, partially offset by a reduction in information technology and other corporate costs in connection with ongoing cost reduction activities.

Other Income (Expense), Net

Gain on Sale of Minehut Assets

On February 29, 2024, the Company sold its Minehut Assets to GamerSafer in a transaction approved by the Board. Pursuant to the GS Agreement entered into by and between Super League and GamerSafer, the Company received $1.0 million of purchase consideration for the Minehut Assets. Super League and GamerSafer maintained a commercial relationship which ensures that Minehut can remain an ongoing destination available to Super League’s partners. The carrying value of Minehut related assets totaled $475,000 as of February 26, 2024, comprised of total carrying costs of $1,671,000, net of accumulated amortization of $1,196,000, and historically were included in intangible assets, net in the condensed balance sheets.

The Minehut Purchase Consideration in the GS Agreement was variable pursuant to the guidance set forth in ASC 606. Under ASC 606, “Revenue from Contracts with Customers,” purchase consideration is variable if the amount the Company will receive is contingent on future events occurring or not occurring, even though the amount itself is fixed. As such, the Company estimated the amount of consideration to which the Company will be entitled, in exchange for transferring the Minehut Assets to GamerSafer, utilizing the expected value method which is the sum of probability-weighted amounts in a range of possible consideration outcomes over the applicable contractual payment period, resulting in an estimated receivable of $619,000. Amounts collected in excess of the estimated purchase consideration recorded at contract inception, up to the $1.0 million stated contractual amount of purchase consideration, were recognized as additional gains on the sale of Minehut Assets when realized. Additional gains on the sale of the Minehut Assets subsequent to the initial accounting for the transaction for the three months ended March 31, 2025, totaled $243,000. From the date of sale of the Minehut Assets through December 31, 2025, the Company calculated royalties due from GamerSafer, applied against the Minehut Purchase Consideration receivable pursuant to the GS Agreement, totaling $1,000,000.

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

The September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The change in fair value for the September 2024 Series AAA Junior Investor Warrants for the three months ended March 31, 2026 and 2025 totaled $0 and $(270,000), respectively.

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock (including the Exchange) are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The change in fair value for the Placement Agent Warrants for the three months ended March 31, 2026 and 2025 totaled $(4,000) and $(447,000), respectively.

Interest Expense

Interest expense for the periods presented was comprised of the following (Unaudited):

	Three Months Ended March 31,
	2026	2025
Super Biz Note:
Accrued Interest	$-	$37,000
Change in fair value	-	(45,000)
Agile I Note:
Interest expense, including accrued interest	-	536,000
Change in fair value	-	(178,000)
Agile II Note
Interest expense, including accrued interest	-	230,000
Change in fair value	-	608,000
RP Note:
Interest expense, including accrued interest	-	148,000
Change in fair value	-	156,000
Belleau Note:
Change in fair value	-	(59,000)
1800 Diagonal Note:
Change in fair value	-	(39,000)
SLR Facility:
Interest expense and other fees	-	8,000
Total interest expense	$-	$1,402,000

Debt Issuance Costs

The Company paid debt issuance costs totaling $132,000 in connection with the issuance of the Agile II Note and Diagonal Note, as described at Note 5, which is included in “Other” in Other Income and expense in the condensed statements of comprehensive income (loss) for the three months ended March 31, 2025.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $4.2 million and $14.4 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, short term investments, which were comprised of direct investments in highly liquid, AA and A-1+ rated, U.S. government securities with a weighted average maturity of three years, totaled $7,124,000 and $0, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

The following table summarizes the change in cash balances for the periods presented (dollars in thousands) (Unaudited):

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(2,523)	$(2,203)
Net cash (used in) provided by investing activities	(7,637)	283
Net cash provided by financing activities	-	1,357
Net decrease in cash	(10,160)	(563)
Cash and cash equivalents, at beginning of period	14,390	1,310
Cash and cash equivalents, at end of period	$4,230	$747

Cash Flows from Operating Activities.

Net cash used in operating activities during the three months ended March 31, 2026, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $1,115,000, depreciation and amortization charges of $547,000, change in fair value of warrant liabilities of ($4,000), amortization/accretion of premium/discount on marketable securities of ($11,000), and net changes in working capital of ($119,000). Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

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

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Three Months Ended March 31,
	2026	2025
Cash paid in connection with Bounce Acquisition	$(75)	$-
Investment in Roblox digital property	(165)	-
Investment in Solsten Inc.	(200)	-
Investment in marketable securities, available-for-sale	(8,982)	-
Proceeds from sale of marketable securities, available-for-sale	1,820	-
Proceeds from sale of Minehut Assets	-	383
Capitalization of software development costs	(10)	(100)
Other	(25)	-
Net cash provided by (used in) investing activities	$(7,637)	$283

Acquisition of Let’s Bounce

On January 5, 2026 (“Bounce Effective Date”) the Company acquired Let’s Bounce, Inc. (“Bounce”), a marketing technology company focused on enabling scalable, measurable brand engagement inside gaming and UGC environments. The total purchase price for Bounce, which was structured as an asset acquisition, was $200,000, payable as follows: (a) $75,000 at closing; (b) $25,000 on the three-month anniversary of closing; and (c) $100,000 on the six-month anniversary of closing. In addition, pursuant to the terms and subject to the conditions of the Bounce Asset Purchase Agreement, up to $325,000 is contingently payable in connection with the achievement of certain net revenue milestones for the Bounce assets acquired during the year ended December 31, 2026 (“Bounce Contingent Consideration”) (the “Bounce Acquisition”). The Bounce Acquisition provides the Company with an existing pipeline of opportunities, enabling more efficient in-game marketing programs, the addition of turnkey loyalty solutions to drive advertiser outcomes, and a roadmap to more automated campaign measurement. Refer to Note 4 for additional information.

Investment in Hide or Die! Roblox Game

In January 2026, the Company acquired economic and contractual interests in the Roblox digital property commonly referred to as “Hide or Die!,” (“HOD”) pursuant to an Investment and Brand Partnership Agreement (“HOD Agreement”) dated January 5, 2026.

Pursuant to the HOD Agreement, the Company transferred total consideration of $202,000 in exchange for certain rights associated with the Hide or Die! digital property. The consideration consisted of $165,000 in cash and 4,326 shares of the Company’s restricted common stock valued at $37,000. In connection with the investment, the Company obtained (i) a fifteen percent (15.0%) equity ownership interest in Hide or Die!, (ii) a contractual right to receive fifteen percent (15.0%) of Hide or Die!’s gross revenue, as paid in Robux post-Roblox split, for the existence of the game, (iii) a contractual right to receive a twelve percent (12.0%) fee on certain direct brand transactions, and (iv) exclusive rights with respect to certain brand partnership opportunities and related placement economics. The agreement also contains a right of first refusal with respect to future sales of equity ownership interests and economic interests in the property. Management evaluated these rights to determine which elements represent distinct assets and how the total consideration should be allocated to the assets acquired. The Company utilized the relative fair value method to allocate total consideration to the identifiable elements based on their relative standalone fair values as of the HOD Effective Date. Refer to Note 4 for additional information.

Investment in Solsten, Inc.

In January 2026, the Company invested $200,000 in Solsten, Inc (“Solsten”) an AI-driven audience intelligence company specializing in psychology-based consumer insights, through a Simple Agreement for Future Equity (“SAFE”), which provides the Company with the right to receive equity in a future financing event, subject to the terms and conditions of the SAFE agreement. The SAFE does not represent a current equity ownership interest but rather a forward contract to acquire equity upon the occurrence of specified events, including a qualifying equity financing or liquidity event, at which point the instrument will either convert into preferred stock or entitle the Company to receive the greater of its invested amount or the value of the underlying equity on an as-converted basis. The investment is included in other noncurrent assets in the accompanying balance sheets. Refer to Note 4 for additional information.

Sale of Minehut Assets.  On February 29, 2024, the Company sold its Minehut Assets to GamerSafer as described above. Pursuant to the GS Agreement, the Company will receive $1.0 million of purchase consideration for the Minehut Assets, which amount will be paid by GamerSafer in revenue and royalty sharing over a multiple-year period, as described in the GS Agreement. During the three months ended March 31, 2025 we received Minehut Purchase Consideration payments totaling $383,000.

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Three Months Ended March 31,
	2026	2025
Proceeds from issuance of common stock, net of issuance costs	$-	$231
Proceeds from notes payable, net of issuance costs	-	3,079
Payments on notes payable	-	(2,075)
Advances from accounts receivable facility	-	259
Payments on accounts receivable facility	-	(137)
Net cash provided by financing activities	$-	$1,357

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

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other income (expense)” in the statements of comprehensive income (loss) for the three months ended March 31, 2025. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

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

The July 10, 2025 exchange of the balance of the Agile II Note for shares of the Company’s common stock was accounted for as an extinguishment of the Agile II Note, resulting in the derecognition of the related liability and the recording of the fair value of the equity securities and other assets exchanged on the date of settlement. The Agile II Note was accounted for under the FVO, and therefore, the carrying amount of the Agile II Note immediately prior to settlement represented its fair value at the settlement date. The fair value of the common stock and cash payments exceeded the fair value of the Agile II Note on the date of the exchange resulting in a loss on extinguishment of a liability totaling $256,000, which was included in other income (expense) in the statements of comprehensive income (loss) for the year ended December 31, 2025.

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operation for the three months ended March 31, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

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

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement (the “Belleau Exchange Agreement”), pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 83,334 shares of common stock, valued at $12.00 per share, simultaneous with the close of the October 2025 PIPE (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 10,417 shares of common stock, in form similar to the October 2025 PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

The exchange of the remaining balance of the Belleau Note for common stock and common stock purchase warrants, as described above, was accounted for as an exchange of debt for equity, resulting in a loss on exchange totaling $1,871,000, reflected in other income (expense) in the statement of comprehensive income (loss) for the year ended December 31, 2025. The Belleau Note was accounted for under the FVO, and therefore, the carrying amount of the Belleau Note immediately prior to the exchange represented its fair value at the exchange date. The fair value of the Belleau Warrants was estimated utilizing Black-Scholes, with inputs including term of 2 years, stock price of $31.20, volatility of 93% and risk-free interest rate of 3.45%.

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

The July 7, 2025 exchange of the balance of the RP Note for shares of the Company’s Series AAAA Junior Preferred Stock was accounted for as an extinguishment of the RP Note, resulting in the derecognition of the related liability and the recording of the fair value of the Series AAAA Jr. Preferred Stock exchanged on the date of settlement. The RP Note was accounted for under the FVO, and therefore, the carrying amount of the RP Note immediately prior to settlement represented its fair value at the settlement date, resulting in a loss on extinguishment totaling $26,000. The $378,000 of accrued cash payments were included as a component of the change in fair value of the RP Note for the year ended December 31, 2025, which is included in other income (expense) in the statement of comprehensive income (loss).

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

Hudson Equity Line of Credit

On February 14, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company had the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $2.9 million of newly issued shares (the “Hudson Total Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering” or “Hudson ELOC”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Equity Purchase Agreement, the Company issued to Hudson 625 shares of common stock, valued at $159,000, following the execution of the Hudson Equity Purchase Agreement (the “Hudson Commitment Shares”).

From and after the initial satisfaction of the conditions to the Company’s right to commence sales to Hudson under the Hudson Equity Purchase Agreement (such event, the “Hudson Commencement,” and the date of initial satisfaction of all such conditions, the “Hudson Commencement Date”), the Company was able to direct Hudson to purchase shares of common stock at a purchase price per share equal to the lesser of (i) 92% of the closing price of the Company’s common stock, as listed on Nasdaq, on the trading day immediately preceding the respective Put Date (the “Hudson Initial Purchase Price”), or (ii) 92% of the lowest closing price of the Company’s common stock, as listed on Nasdaq, on any trading day during the period beginning on the Put Date (as defined in the Hudson Equity Purchase Agreement) and continuing through the date that is three trading days immediately following the Clearing Date (as defined in the Hudson Equity Purchase Agreement) associated with the applicable Hudson Put Notice (such three trading day period is the “Hudson Valuation Period”, and the price is the “Hudson Market Price”), on such date on which the Hudson Purchase Price is calculated in accordance with the terms of the Hudson Equity Purchase Agreement. The Company controlled the timing and amount of any such sales of common stock to Hudson.

During the three months ended March 31, 2025, the Company sold 1,494 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $163.20, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of March 31, 2026, except as disclosed elsewhere herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of March 31, 2026 we maintain approximately 200 square feet of office space which is leased on a annual basis at a rate of approximately $3,000 per month.

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our condensed financial statements included elsewhere herein. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

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

Critical Accounting Estimates

Our unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended (amended to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end), filed with the SEC on March 31, 2026. In addition, refer to Note 2 to the condensed financial statements included in this Report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

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

Fair Value Option (“FVO”) Election

The Company accounted for certain promissory notes issued, as described at Note 5, under the fair value option election pursuant to ASC 825, “Financial Instruments,” (“ASC 825”) as discussed below. The promissory notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustments, subsequent to the issuance date, as required by ASC 825, are recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed statements of comprehensive income (loss). With respect to the promissory notes described at Note 5, as provided for by ASC 825, the estimated fair value adjustments are presented in a respective single line item within other income (expense) in the accompanying condensed statements of comprehensive income (loss), since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk. The estimated fair value adjustment is included in interest expense in the accompanying condensed statements of comprehensive income (loss).

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

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interests rates or other variables, which are reflected in the condensed statements of comprehensive income (loss). Variations in any of these judgements and estimates could have a material impact on our financial results.

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

Goodwill

Goodwill is evaluated for impairment at least annually and more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company operates with a single reporting unit and applies significant judgment in both qualitative and quantitative assessments performed in accordance with ASC 350. In performing these assessments, management estimates the fair value of the reporting unit using a combination of market-based and income-based approaches, if applicable, including consideration of the Company’s market capitalization. Determining market capitalization requires judgment, including the selection of an appropriate stock price to use (e.g., point-in-time closing price versus an average or volume-weighted average price over a period surrounding the measurement date), particularly in periods of elevated volatility, low trading volume or other nonstandard activities.

Management also exercises significant judgment in evaluating the extent and duration of declines in the Company’s stock price relative to carrying value, including whether such declines are temporary or indicative of a potential impairment. This assessment involves consideration of multiple factors, including the length of time market capitalization has been below carrying value, the magnitude of the decline, overall market and industry conditions, and company-specific performance. The Company has established internal thresholds and policies to assist in evaluating whether a decline is considered other than temporary; however, these determinations require significant judgment and may change based on evolving facts and circumstances. If management determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative impairment test is performed, which involves additional estimates and assumptions that could materially impact the amount of any impairment charge.

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

We expect to take advantage of these reporting exemptions until we are no longer a smaller reporting company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit.

At March 31, 2026, our short-term investments were comprised of AAA rated money market funds that invest in securities issued or guaranteed by the U.S. government or its agencies, (included in cash and cash equivalents in the accompanying balance sheets), and direct investments in highly liquid, AA and A-1+ rated, U.S. government securities (included in short term investments in the accompanying balance sheets). Short-term investment balances were zero at December 31, 2025.

In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Investments in U.S. government fixed income securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the relatively short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

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

As of the date hereof, except as described below under “Contingencies” and Note 7, “Commitment and Contingencies,” we are not a party to any material legal or administrative proceedings.

ITEM 1A.	RISK FACTORS

Other than as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025, as amended. In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025, as amended, and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described below and in the Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

Risks Related to the Misfits Acquisition

We may experience difficulties in integrating the assets purchased and contracts assumed in the Misfits Acquisition into our business and in realizing the expected benefits of the Misfits Acquisition.

The success of the Misfits Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the Misfits Purchased Assets with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of our current and ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the Misfits Purchased Assets with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Misfits Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred significant costs in connection with the Misfits Acquisition. The substantial majority of these costs are non-recurring expenses related to the Misfits Acquisition. We may incur additional costs in the integration of the Misfits Purchased Assets into the Company’s business, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Misfits Acquisition.

The Misfits Acquisition will present challenges associated with integrating operations, personnel, and other aspects of the Misfits Purchased Assets and assignment of contracts, which may have liabilities associated therewith, and which may be known or unknown by the Company.

The results of the combined company following the Misfits Acquisition will depend in part upon the Company’s ability to integrate the Misfits Purchased Assets with the Company’s business in an efficient and effective manner. The Company’s attempt to integrate the Misfits Purchased Assets may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company’s business. In addition, the integration of the Misfits Purchased Assets may adjust the way in which the Company has conducted its operations and utilized its assets, which may require retraining and development of new procedures and methodologies. The process of integrating the purchased assets and making such adjustments after the Transaction could cause an interruption of, or loss of momentum in, the activities of the Company’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the businesses of the Company. Any inability of management to integrate the purchased assets successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the Transaction will subject the Company to contractual or other obligations and liabilities arising from the purchased assets and assigned contracts, some of which may be unknown. Although the Company and its legal and financial advisors have conducted due diligence on the purchased assets, there can be no assurance that the Company is aware of all obligations and liabilities arising from the purchased assets and assumed liabilities. These liabilities, and any additional risks and uncertainties related to the purchased assets and to the Transaction not currently known to the Company or that the Company may currently be aware of, but that prove to be more significant than assessed or estimated by the Company, could negatively impact the business, financial condition, and results of operations of the Company following consummation of the Transaction.

Risks Related to Our Common Stock

We have issued certain Common Stock Purchase Warrants and Pre-Funded Common Stock Purchase Warrants in connection with October 2025 PIPE that have provisions that can increase the number of warrants and reduce the exercise price if we complete certain transactions.

The October 2025 PIPE included the sale of certain Common Stock Purchase Warrants (“October Warrants”) and Pre-Funded Common Stock Purchase Warrants (“PIPE Pre-Funded Warrants”) to purchase our common stock with initial exercise prices of $1.00 per share (or $12.00 per share after giving effect to the 2026 Reverse Split), and $0.00001 per share, respectively. As of March 31, 2026, approximately 1,666,667 October Warrants remain outstanding with an exercise price of $12.00 per share, and 1,112,707 PIPE Pre-Funded Warrants remain outstanding with an exercise price of $0.00001 per share.

The October Warrants provide, subject to certain exemptions, that if we sell or issue, any common stock or convertible securities, at an effective price per share less than the exercise price of the October Warrant then in effect (a “Dilutive Issuance”), the exercise price of the October Warrant will be reduced to the price of the shares issued or sold in the Dilutive Issuance, down to a floor of $0.57, or $6.84 after giving effect to the 2026 Reverse Split.  Adjustments to the October Warrants, exercise price and number of warrants may occur if we complete any additional transactions that would constitute a Dilutive Issuance.

Although the holders of the October Warrants and the PIPE Pre-Funded Warrants have ownership limitations, if and when we do issue shares of common stock to holders of the October Warrants and the PIPE Pre-Funded Warrants upon the exercise by the holder, such stockholders may resell all, some or none of those shares of common stock at any time or from time to time at their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

Provisions of the October Warrants and the PIPE Pre-Funded Warrants could discourage parties from entering into certain “fundamental transactions” with the Company.

The October Warrants and the PIPE Pre-Funded Warrants may prevent us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the October Warrants and the PIPE Pre-Funded Warrants. These and other provisions of the October Warrants and the PIPE Pre-Funded Warrants could prevent or deter a third-party from acquiring us even where the acquisition could be beneficial to you.

The October Warrants and the PIPE Pre-Funded Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect financings or acquisitions.

To the extent we issue shares of common stock to effect a future financing or other acquisition, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of the October Warrants and the PIPE Pre-Funded Warrants could make us a less attractive investment or acquiror in the eyes of an investor or a target business. Such October Warrants and the PIPE Pre-Funded Warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued in a financing or to a potential target. Accordingly, the October Warrants and the PIPE Pre-Funded Warrants may make it more difficult to effectuate a financing or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of a sale, of the shares of common stock underlying the October Warrants and the PIPE Pre-Funded Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the October Warrants and the PIPE Pre-Funded Warrants are exercised, you will experience dilution to your holdings.

We will not receive any additional material funds upon the exercise of the PIPE Pre-Funded Warrants.

The PIPE Pre-Funded Warrants may be exercised by way of cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the PIPE Pre-Funded Warrants. Accordingly, we will likely not receive any additional funds upon the exercise of the PIPE  Pre-Funded Warrants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended March 31, 2026 that are not disclosed herein or that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

2.1**	Asset Purchase Agreement by and between the Company and Esports Now, LLC, dated March 16, 2026	Exhibit 2.1 to the Company’ Current Report on Form 8-K, filed on March 20, 2026

4.1	Form of Common Stock Purchase Warrant	Exhibit 4.1 to the Company’ Current Report on Form 8-K, filed on March 20, 2026

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	Exhibit 4.2 to the Company’ Current Report on Form 8-K, filed on March 20, 2026

10.1	Asset Purchase Agreement by and between the Company and Let’s Bounce, Inc. dated January 6, 2026	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 7, 2026

10.2	Employment Agreement by and between the Company and Matthew Edelman dated January 1, 2026	Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 7, 2026

10.3	Employment Agreement by and between the Company and Clayton Haynes dated January 1, 2026	Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 7, 2026

10.4	Form of Registration Rights Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2026

10.5	Brand Partnership Agreement by and between the Company Esports Now, LLC, dated May 1, 2026	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2026

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

** Certain portions of this exhibit have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

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
Date: May 15, 2026