Form 10-Q
period 2026-06-30
Super League Enterprise, Inc.
filed 2026-08-14
CIK 1621672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLE	NASDAQ Capital Market

As of August 11, 2026, there were 1,695,120 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED BALANCE SHEETS

(In U.S. dollars, rounded to the nearest thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,127,000	$14,390,000
Marketable securities, available-for-sale	5,527,000	-
Accounts receivable, net	1,573,000	2,346,000
Contract assets	1,229,000	107,000
Prepaid expense and other current assets	1,071,000	1,369,000
Total current assets	10,527,000	18,212,000
Investments - noncurrent	402,000	-
Property and equipment, net	4,000	8,000
Intangible assets, net	3,174,000	1,785,000
Goodwill	4,651,000	1,864,000
Total assets	$18,758,000	$21,869,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,190,000	$3,614,000
Accrued contingent consideration	973,000	-
Contract liabilities	539,000	566,000
Total current liabilities	5,702,000	4,180,000
Deferred taxes	147,000	147,000
Warrant liability	4,000	8,000
Total liabilities	5,853,000	4,335,000

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; zero and 98,636 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized; 1,668,082 and 1,129,901 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,000	1,000
Additional paid-in capital	312,214,000	307,495,000
Accumulated deficit	(299,231,000)	(289,962,000)
Accumulated other comprehensive income (loss)	(80,000)	-
Total stockholders’ equity	12,905,000	17,534,000
Total liabilities and stockholders’ equity	$18,758,000	$21,869,000

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

REVENUE	$3,009,000	$3,001,000	$6,012,000	$5,719,000

COST OF REVENUE	1,765,000	1,692,000	3,691,000	3,214,000

GROSS PROFIT	1,244,000	1,309,000	2,321,000	2,505,000

OPERATING EXPENSES
Selling, marketing and advertising	1,737,000	2,107,000	3,728,000	4,499,000
Engineering, technology and development	1,214,000	694,000	1,882,000	1,623,000
General and administrative	1,939,000	1,653,000	4,516,000	3,173,000
Contingent consideration	-	-	-	(14,000)
Total operating expenses	4,890,000	4,454,000	10,126,000	9,281,000

NET OPERATING LOSS	(3,646,000)	(3,145,000)	(7,805,000)	(6,776,000)

OTHER INCOME (EXPENSE)
Interest income	49,000	-	139,000	-
Gain on sale of intangible assets	-	100,000	-	343,000
Change in fair value of warrant liability	-	144,000	4,000	861,000
Write off of deferred financing costs	(825,000)	-	(825,000)	-
Interest expense, including change in fair value of debt accounted for at fair value	-	181,000	-	(1,221,000)
Other income (expense), net	32,000	(63,000)	46,000	(220,000)
Total other income (expense)	(744,000)	362,000	(636,000)	(237,000)

Loss before benefit from income taxes	(4,390,000)	(2,783,000)	(8,441,000)	(7,013,000)

Provision for income taxes	-	-	-	-

NET LOSS	$(4,390,000)	$(2,783,000)	$(8,441,000)	$(7,013,000)

Net loss attributable to common stockholders - basic and diluted
Basic and diluted net loss per common share	$(2.70)	$(54.24)	$(3.53)	$(160.74)
Weighted-average number of common shares outstanding, basic and diluted	1,842,300	53,157	2,622,281	44,257

OTHER COMPREHENSIVE LOSS
Unrealized loss on available-for-sale securities	(31,000)	-	(80,000)	-
Total other comprehensive loss	(31,000)	-	(80,000)	-

TOTAL COMPREHENSIVE LOSS	$(4,421,000)	$(2,783,000)	$(8,521,000)	$(7,013,000)

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Rounded to the nearest thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Preferred stock (Shares):
Balance, beginning of period	1,223	16,669	98,636	17,499
Conversion of Series A preferred stock to common stock	-	-	-	-
Conversion of Series AA preferred stock to common stock	(50)	(60)	(50)	(840)
Conversion of Series AAA preferred stock to common stock	(20)	(100)	(20)	(150)
Conversion of Series AAA Junior preferred stock to common stock	-	(83)	(97,413)	(83)
Conversion of Series C preferred stock to common stock	(1,153)	-	(1,153)	-
Balance, end of period	-	16,426	-	16,426

Preferred stock (Amount, at Par Value):
Balance, beginning of period	$-	$-	$-	$-
Conversion of Series A preferred stock to common stock	-	-	-	-
Conversion of Series AA preferred stock to common stock	-	-	-	-
Conversion of Series AAA preferred stock to common stock	-	-	-	-
Conversion of Series AAA Junior preferred stock to common stock	-	-	-	-
Conversion of Series C preferred stock to common stock	-	-	-	-
Balance, end of period	$-	$-	$-	$-

Common stock (Shares):
Balance, beginning of period	1,466,623	37,145	1,129,901	33,801
Exercise of October 2025 PIPE prefunded warrants	139,167	-	329,011	-
Issuances of common stock, net of issuance costs	-	33,133	-	33,129
Common stock issued in connection with ELOC, including commitment shares	-	-	-	1,494
Commitment Shares – ELOC	-	-	-	625
Issuance of common stock in connection with Melon Acquisition	-	75	-	75
Issuance of common stock in connection with Super Biz Acquisition	-	-	-	547
Issuance of common stock in connection with Misfits Transaction	26,768	-	26,768	-
Preferred stock dividends paid – common stock	-	658	34,575	663
Conversion of Series A preferred stock	-	-	-	147
Conversion of Series AA preferred stock	596	67	596	67
Conversion of Series AAA preferred stock	238	125	238	187
Conversion of Series AAA Junior preferred stock	-	139	1,655	139
Issuance of fractional shares – January 2026 Reverse Split	-	-	59,032	-
Stock-based compensation	34,690	2,362	81,980	2,827
Issuance of common stock – Hide or OOF!	-	-	4,326	-
Other	-	25	-	28
Balance, end of period	1,668,082	73,729	1,668,082	73,729

Common stock (Amount):
Balance, beginning of period	$2,000	$-	$1,000	$-
Exercise of October 2025 PIPE prefunded warrants	-	-	1,000	-
Issuances of common stock, net of issuance costs	-	-	-	-
Reverse stock split	-	-	-	-
Common stock issued in connection with ELOC, including commitment shares	-	-	-	-
Conversion of Series A, AA and AAA preferred stock	-	-	-	-
Preferred stock dividends paid – common stock	-	-	-	-
Issuance of common stock in connection with Melon Acquisition	-	-	-	-
Issuance of common stock in connection with Super Biz Acquisition	-	-	-	-
Issuance of common stock in connection with Misfits Transaction	-	-	-	-
Stock-based compensation	-	-	-	-
Issuance of common stock in settlement of legal matter	-	-	-	-
Balance, end of period	$2,000	$-	$2,000	$-

Additional paid-in-capital:
Balance, beginning of period	$308,856,000	$270,805,000	$307,495,000	$270,205,000
Issuances of common stock, net of issuance costs	-	1,561,000	(5,000)	1,561,000
Common stock issued in connection with ELOC	-	-	-	232,000
Commitment Shares – ELOC	-	-	-	138,000
Redemption of Series C preferred stock	(1,349,000)	-	(1,349,000)	-
Preferred stock dividends paid – common stock	-	100,000	253,000	101,000
Issuance of common stock in connection with Melon Acquisition	-	8,000	-	8,000
Deemed dividend - Down round	1,002,000	-	1,002,000	-
Issuance of common stock in connection with Misfits Transaction	105,000	-	105,000	-
Issuance of prefunded warrants in connection with Misfits Transaction	2,003,000	-	2,003,000	-
Warrants issued in connection with Misfits Transaction	642,000	-	642,000	-
Stock-based compensation	955,000	327,000	2,031,000	556,000
Prepaid consultant costs and other	-	231,000	-	231,000
Issuance of common stock – Hide or OOF!	-	-	37,000	-
Balance, end of period	$312,214,000	$273,032,000	$312,214,000	$273,032,000

Accumulated Deficit:
Balance, beginning of period	$(294,266,000)	$(274,266,000)	$(289,962,000)	$(270,035,000)
Preferred stock dividends paid – common stock	-	(100,000)	(253,000)	(101,000)
Deemed dividend – Series C redemption	427,000	-	427,000	-
Deemed dividend – Down round	(1,002,000)	-	(1,002,000)	-
Net Loss	(4,390,000)	(2,783,000)	(8,441,000)	(7,013,000)
Balance, end of period	$(299,231,000)	$(277,149,000)	$(299,231,000)	$(277,149,000)

Other comprehensive loss:
Balance, beginning of period	$(49,000)	$-	$-	$-
Unrealized loss on available-for-sale securities	(31,000)	-	(80,000)	-
Balance, end of period	(80,000)	-	(80,000)	-
Total stockholders’ (deficit) equity	$12,905,000	$(4,117,000)	$12,905,000	$(4,117,000)

See accompanying notes to condensed financial statements.

SUPER LEAGUE ENTERPRISE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,441,000)	$(7,013,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,548,000	1,091,000
Stock-based compensation	2,070,000	759,000
Write off of noncash deferred financing costs	600,000	-
Change in fair value of warrant liability	(4,000)	(861,000)
Amortization/accretion of premiums and discounts on available-for-sale securities, net	(21,000)	-
Change in fair value of contingent consideration	-	(91,000)
Change in fair value of debt	-	392,000
Gain on sale of Mineville Assets	-	(152,000)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(349,000)	773,000
Prepaid expense and other current assets	(344,000)	(74,000)
Accounts payable and accrued expense	261,000	103,000
Contract liabilities	(27,000)	986,000
Accrued interest on available-for-sale securities	(17,000)	-
Accrued interest on note payable	-	92,000
Net cash used in operating activities	(4,724,000)	(3,995,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with Misfits Transaction	(1,500,000)	-
Cash paid in connection with Bounce Acquisition	(100,000)	-
Investment in Roblox digital property	(165,000)	-
Investment in Solsten Inc.	(200,000)	-
Investment in marketable securities, available-for-sale	(8,982,000)	-
Proceeds from sale of marketable securities, available-for-sale	3,395,000	-
Proceeds from sale of Mineville Assets	-	350,000
Proceeds from sale of Minehut Assets	-	656,000
Capitalization of software development costs	(40,000)	(200,000)
Other purchases of intangible assets	(25,000)	(10,000)
Net cash (used in) provided by investing activities	(7,617,000)	796,000

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Series C preferred stock	(922,000)	-
Proceeds from issuance of common stock, net of issuance costs	-	1,945,000
Proceeds from notes payable, net of debt issuance costs	-	4,011,000
Payments on notes payable	-	(3,518,000)
Advances from accounts receivable facility	-	429,000
Payments on accounts receivable facility	-	(453,000)
Contingent consideration payments – Super Biz Acquisition	-	(50,000)
Net cash (used in) provided by financing activities	(922,000)	2,364,000

NET DECREASE IN CASH	(13,263,000)	(835,000)
Cash and Cash Equivalents – beginning of period	14,390,000	1,310,000
Cash and Cash Equivalents – end of period	$1,127,000	$475,000

Cash paid for interest	$-	$1,274,000

SUPPLEMENTAL NONCASH, INVESTING AND FINANCING ACTIVITIES
Common stock issued in connection with Misfits Transaction	$105,000	$-
Misfits Prefunded Warrants and Misfits Warrant issued in connection with Misfits Transaction	2,645,000	-
Common stock issued - Investment in Roblox digital property	37,000	-
Commitment shares issued in connection with ELOC	-	159,000
Common stock issued in connection with Super Biz Note	-	336,000
Common stock issued in connection with Melon Contingent Consideration	-	8,000

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

References to “financial statements,” “balance sheets,” “statements of comprehensive income (loss),” “statements of cash flows,” and “statements of stockholders’ equity,” refer to the “consolidated financial statements,” “consolidated balance sheets,” “consolidated statements of comprehensive income (loss),” “consolidated statements of cash flows” and “consolidated statements of stockholders’ equity,” respectively, of the Company, including the accounts of the Company and its wholly owned subsidiaries, if any. As of June 30, 2026 and December 31, 2025, there were no wholly owned subsidiaries of the Company. The legal entity Mobcrush Streaming, Inc. was dissolved effective May 14, 2025. InPvP, LLC was sold in May 2025.

All references to “common stock” refer to the Company’s common stock, par value $0.001 per share.

All references to “Note,” followed by a number reference, refer to the applicable corresponding numbered footnotes to these financial statements.

In October 2025, the Company entered into Securities Purchase Agreements (the “PIPE Purchase Agreement”) with certain accredited investors, relating to the Company’s offering of an aggregate of (a) 332,084 shares (the “PIPE Shares”) of the Company’s common stock, at a price per share equal to $12.00 and (b) Pre-Funded Warrants to purchase 1,334,584 shares of common stock (the “PIPE Pre-Funded Warrants”) at a price per PIPE Pre-Funded Warrant equal to same price as that for PIPE Shares minus $0.00001, and the remaining exercise price of each PIPE Pre-Funded Warrant will equal $0.00001 per share, for gross proceeds to the Company of approximately $20,000,000, before deducting offering costs and expenses (as referenced herein, “October 2025 PIPE”).

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

The December 31, 2025 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed financial statements of Super League include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Super League’s financial position as of June 30, 2026, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year, or any future period.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.1 million and $14.4 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, short term investments, which were comprised of direct investments in highly liquid, AA and A-1+ rated, U.S. government securities with a weighted average maturity of three years, totaled $5.5 million and $0, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

We have historically incurred net losses and negative cash flows from operating activities and may continue to incur net losses and negative cash flows from operating activities as we execute our business strategy. For the six months ended June 30, 2026, we incurred a net loss of $8.4 million and used $4.7 million of cash in operating activities. Net loss for the six months ended June 30, 2026 included $4.2 million of noncash charges, including noncash intangible asset amortization totaling $1.5 million, noncash stock compensation totaling $2.1 million and noncash deferred financing costs of $600,000. Excluding noncash charges and credits, our net loss for the six months ended June 30, 2026 was $4.2 million.

Since approximately May 2024, the Company implemented a number of operating expense reduction initiatives designed to decrease future operating cash outflows. These actions included workforce optimization, vendor contract renegotiations, reduced discretionary spending, and restructuring of non-core activities. Excluding noncash charges, these operating expense reductions resulted in a decrease in operating expense of 15% and 12% for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. Excluding noncash charges, these operating expense reductions resulted in a decrease in operating expense of approximately 28% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Our principal uses of liquidity are expected to include funding our operations, including personnel costs, technology and infrastructure costs, working capital requirements, capital expenditures and other general corporate purposes.

We regularly evaluate our liquidity requirements, including our expected operating expenses, capital requirements and contractual obligations, based on our current operating plans and expectations. Based on our current working capital, operating plan and forecasted cash requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital requirements, anticipated capital expenditures and other cash requirements for at least the next 12 months from the date of issuance of these financial statements.

Our estimates of future cash requirements and available liquidity are based on estimates and assumptions and our actual cash requirements may differ materially from our current expectations. Our future capital requirements will depend on numerous factors, including our operating performance, the timing and extent of expenditures in support of our business strategy, our ability to generate revenue and cash flows from operations, and other factors described under “Risk Factors.” We may from time to time seek additional financing through the issuance of equity or debt securities or other financing arrangements to support our business strategy or for other corporate purposes. However, our current operating plan does not depend upon obtaining additional financing to meet our obligations for at least the next 12 months from the date of issuance of these financial statements.

Principles of Consolidation

The condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, if any. All intercompany accounts and transactions have been eliminated in consolidation, if any. As of June 30, 2026 and December 31, 2025, the Company had no wholly owned subsidiaries. Mobcrush Streaming, Inc. was dissolved effective May 14, 2025. InPvP, LLC was sold in May 2025.

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

Revenue for digital goods sold on the platform was recognized when Microsoft (our partner) collected the revenue and facilitated the transaction, including delivery of digital goods, on the platform. Revenue for such arrangements included all revenue generated, make goods, and refunds of all transactions managed via the platform by Microsoft. Payments were made to the Company monthly based on the sales revenue generated on the platform.

Revenue was comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Media and advertising	$1,416,000	$1,476,000	$3,126,000	$2,748,000
Publishing and content studio	1,593,000	1,391,000	2,886,000	2,658,000
Direct to consumer	-	134,000	-	313,000
	$3,009,000	$3,001,000	$6,012,000	$5,719,000
Revenue Recognition:
Single point in time	47%	42%	52%	41%
Over time	53%	58%	48%	59%
Total	100%	100%	100%	100%

Contract assets totaled $1,229,000 at June 30, 2026, $107,000 at December 31, 2025 and $372,000 at December 31, 2024. Contract liabilities totaled $539,000 at June 30, 2026, $566,000 at December 31, 2025, and $50,000 at December 31, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized related to contract liabilities as of the beginning of the respective period	$30,000	$10,000	$462,000	$10,000

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

Cash and Cash Equivalents

The Company considers all highly-liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2026 and December 31, 2025, cash and cash equivalents balance totaled $1.1 million and $14.4 million, respectively. At June 30, 2026 and December 31, 2025, cash equivalents were comprised solely of investments in highly-liquid U.S. treasury bills and money market funds, valued based on quoted market prices, a Level 1 input.

Investments in Marketable Securities

Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values.

As of June 30, 2026 and December 31, 2025, short term investments, which were comprised of direct investments in highly liquid, AA and A-1+ rated, U.S. government securities with a weighted average maturity of three years, totaled $5.5 million (with an amortized cost basis of $5.6 million and $0, respectively) and $0, respectively. At June 30, 2026, all of the Company’s investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income (loss) in the statements of operations.

Accounts Receivable

Accounts receivable are recorded at the invoice amount, less allowances for credit losses, if any, and do not bear interest. At each balance sheet date, the Company provides an allowance for potential credit losses based on its evaluation of the collectability and the customers’ creditworthiness. The Company regularly reviews the allowance by considering factors such as the age of the receivable balances, historical experience, credit quality, current economic conditions, and reasonable forecasts of future economic conditions that may affect a customer’s ability to pay. Accounts receivable are written off when they are determined to be uncollectible. As of June 30, 2026 and December 31, 2025, no allowance for expected credit losses was deemed necessary.

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

Equity-linked instruments that are deemed to be freestanding instruments issued in conjunction with preferred stock are accounted for separately. For equity linked instruments classified as equity, the proceeds are allocated based on the relative fair values of the preferred stock and the equity-linked instrument following the guidance in FASB ASC Topic 470, “Debt.”.

Certain of the Company's outstanding common stock purchase warrants contain contractual down-round provisions that reduce the exercise price of the applicable warrants in the event that the Company issues common stock or common stock equivalents at a price below the then-current exercise price, subject to the specific terms and limitations contained in the applicable warrant agreements. The existence of a contractual down-round feature does not, by itself, preclude equity classification. Accordingly, the Company's equity-classified warrants containing down-round provisions continue to be reported within stockholders' equity unless subsequent events or changes in the terms of the instruments require an alternative accounting treatment under applicable U.S. GAAP.

When a down-round feature is triggered, the Company accounts for the resulting exercise price adjustment in accordance with ASC 260, “Earnings Per Share,” as amended by ASU 2017-11, “Accounting for Certain Financial Instruments with Down Round Features.” Upon the occurrence of a triggering event, the Company measures the incremental fair value transferred to the warrant holders as the difference between the fair value of the warrants immediately after the exercise price adjustment and the fair value of the warrants immediately before the adjustment, measured as of the triggering date.

In general, the Company determines the fair value of the warrants using an option-pricing model, generally the Black-Scholes option-pricing model (“Black-Scholes”), utilizing assumptions that reflect market participant assumptions as of the measurement date in accordance with the fair value measurement objective of ASC 820, “Fair Value Measurement” (“ASC 820”). Significant valuation assumptions include, among others, the Company's common stock price, expected volatility, expected term, risk-free interest rate and expected dividend yield.

The incremental fair value resulting from the down-round adjustment is recognized as a deemed dividend within stockholders' equity. The deemed dividend does not affect the Company's consolidated statements of comprehensive income (loss), or consolidated statements of cash flows. Instead, the deemed dividend reduces income available to common stockholders in the computation of basic and diluted earnings (loss) per share for the period in which the down-round feature is triggered.

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

When conducting the Company’s annual or interim goodwill impairment assessment, we have the option to initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we consider the guidance set forth in ASC 350, which requires an entity to assess relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other relevant events or circumstances. As of June 30, 2026, the Company performed a qualitative evaluation concluding that, as of June 30, 2026, it was not more likely than not that goodwill was impaired.

Stock-Based Compensation

Compensation expense for stock-based awards is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, typically on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. Compensation expense for awards with performance conditions that affect vesting is recorded only for those awards expected to vest or when the performance criteria are met. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of stock option and common stock purchase warrant awards is estimated on the date of grant utilizing Black-Scholes. The Company utilizes the simplified method for estimating the expected term for options granted to employees due to the lack of available or sufficient historical exercise data for the Company for the applicable options terms. The Company accounts for forfeitures of awards as they occur. Estimates of expected volatility of the underlying common stock for the expected term of the stock option used in the Black-Scholes option pricing model are determined by reference to historical volatilities of the Company’s common stock and historical volatilities of similar companies.

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

Total noncash stock-based compensation expense for the periods presented was included in the following financial statement line items:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Selling, marketing and advertising	$362,000	$163,000	$758,000	$251,000
Engineering, technology and development	72,000	8,000	150,000	13,000
General and administrative	521,000	305,000	1,162,000	495,000
Total noncash stock compensation expense	$955,000	$476,000	$2,070,000	$759,000

Financing Costs

Specific incremental costs directly attributable to a proposed or actual offering of securities are deferred and charged against the gross proceeds of the equity financing. In the event that the proposed or actual equity financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. Deferred equity financing costs, if any, are included in other current assets in the accompanying condensed balance sheets. Deferred financing costs, included in prepaid expense and other current assets, at June 30, 2026 and December 31, 2025, totaled $127,000 and $888,000, respectively. Refer to Note 6 for additional information.

Specific incremental costs directly attributable to a proposed or actual debt offering are reported in the condensed balance sheets as a direct deduction from the face amount of the debt instrument. In the event that the proposed or actual debt financing is not completed, or is deemed not likely to be completed, such costs are expensed in the period that such determination is made. In the event that the Company elects to use the fair value option to account for debt instruments, all costs directly attributable to the debt offering are expensed as incurred in the condensed statements of comprehensive income (loss). For the three and six months ended June 30, 2026, debt financing costs expensed as incurred in connection with debt financings totaled $0 and $0, respectively. For the three and six months ended June 30, 2025, debt financing costs expensed as incurred in connection with debt financings totaled $7,000 and $139,000, respectively.

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

Detachable warrants issued in connection with convertible debt are evaluated separately from the debt instrument. If the warrants meet the criteria for equity classification under ASC 815-40 (including the fixed-for-fixed equity scope exception and no cash-settlement provisions), the warrants are recorded in additional paid-in capital and are not subsequently remeasured. If the warrants do not meet the criteria for equity classification, they are accounted for as derivative liabilities at fair value with changes in fair value recognized in earnings. The classification of equity-linked instruments is reassessed at each balance sheet date. If the classification changes as a result of events during the applicable period, the equity linked instrument shall be reclassified as of the date of the event that caused the reclassification. If an equity-linked instrument is reclassified from an asset or a liability to equity, gains or losses recorded to account for the equity-linked instrument at fair value during the period that the contract was classified as an asset or a liability are not reversed. The equity-linked instrument is marked to fair value immediately before the reclassification.

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

Risks and Uncertainties

Concentrations. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, and vendors whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
Number of customers > 10% of revenue / percent of revenue	Three	/	45%	Three	/	48%	Two	/	28%	Two	/	31%

Revenue concentrations were comprised of the following revenue categories:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Media and advertising	14%	47%	20%	17%
Publishing and content studio	31%	1%	8%	14%
	45%	48%	28%	31%

	June 30, 2026			December 31, 2025

Number of customers > 10% of accounts receivable / percent of accounts receivable	Two	/	38%	Three	/	57%
Number of vendors > 10% of accounts payable / percent of accounts payable	One	/	10%	One	/	24%

Net Loss Per Share

Basic net loss per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period. Diluted earnings per share is computed by dividing the income or loss by the weighted-average number of outstanding shares of common stock for the applicable period, including the dilutive effect of common stock equivalents. During the periods presented, potentially dilutive common stock equivalents primarily consist of common stock potentially issuable in connection with the conversion of outstanding preferred stock including related AIRs, employee stock options, warrants issued to employees and non-employees in exchange for services and warrants issued in connection with financings.

A reconciliation of net loss to net loss attributable to common stockholders is as follows for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,390,000)	$(2,783,000)	$(8,441,000)	$(7,013,000)
Deemed dividend – Preferred Redemption	427,000	-	427,000	-
Deemed dividend – Down round common stock purchase warrants	(1,002,000)	-	(1,002,000)	-
Preferred Dividends paid in shares of common stock	-	(100,000)	(253,000)	(101,000)
Net loss attributable to common stockholders	$(4,965,000)	$(2,883,000)	$(9,269,000)	$(7,114,000)

Anti-dilutive shares excluded from diluted earnings per share calculation (rounded to the nearest thousands):

	Three and Six Months Ended June 30,
	2026	2025
Preferred Stock, as converted basis	-	21,000
Options, warrants (employee and non-employee issued for services), restricted stock units	522,000	12,000
October 2025 PIPE Warrants	1,667,000	-
Warrants issued in connection with Misfits Transaction	536,000	-
Other warrants	1,205,000	-
AIRs	-	41,000
	3,930,000	74,000

At June 30, 2026 and 2025, prefunded warrants representing the right to acquire 1,398,173 and zero shares of the Company’s common stock, respectively, were outstanding. Due to the fact that the holders of prefunded warrants to purchase common stock have the present ability to obtain common shares of the Company for little or effectively no additional consideration, the prefunded warrants are treated as common shares outstanding for purposes of basic and diluted earnings per share.

Other Comprehensive Income (Loss) (“OCI”)

The following table summarizes the changes in accumulated other comprehensive income by component for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Available-for-Sale-Securities:
Gross realized gains reclassified from OCI	$-	$-	$-	$-
Gross realized losses reclassified from OCI	(8,000)	-	(8,000)	-
Net gains (losses) reclassified from OCI	$(8,000)	$-	$(8,000)	$-

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
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introduces a more judgment-based approach.

Early adoption is permitted and should be applied using either the prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

Fiscal years beginning after December 15, 2027 and interim periods within those fiscal years.
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

Fiscal years beginning after December 15, 2026

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2026	December 31, 2025	Weighted Average Amortization Period (Years)

Partner and customer relationships	$9,827,000	$7,239,000	5.0
Capitalized software development costs	4,979,000	4,939,000	3.0
Capitalized third-party game property costs	500,000	500,000	5.0
Developed technology	4,225,000	3,920,000	5.0
Influencers/content creators	2,559,000	2,559,000	4.5
Trade name	209,000	209,000	5.0
Domain	68,000	68,000	10.0
Copyrights and other	795,000	795,000	5.5
	23,162,000	20,229,000	5.0
Less: accumulated amortization	(19,988,000)	(18,444,000)
Intangible assets, net	$3,174,000	$1,785,000

Amortization expense included in operating expense for the three and six months ended June 30, 2026 totaled $997,000 and $1,536,000, respectively. Amortization expense included in operating expense for the three and six months ended June 30, 2025 totaled $540,000 and $1,080,000, respectively. Amortization expense included in cost of revenue for the three and six months ended June 30, 2026 totaled $3,000 and $9,000, respectively. Amortization expense included in cost of revenue for the three and six months ended June 30, 2025 totaled $0 and $0, respectively.

The Company expects to record amortization of intangible assets for the year ending December 31, 2026 and future fiscal years as follows:

For the years ending December 31,
2026 remaining	$459,000
2027	816,000
2028	703,000
2029	524,000
2030	504,000
Thereafter	168,000
$3,174,000

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

The parties also agreed upon separate terms for an ongoing commercial relationship whereby the Company was granted the rights to ad sales and brand integration to all of Purchaser’s Microsoft servers for a term of two years. The Company will have exclusive Sales Rights for the first year of the Sales Term, and during the second year the Sales Rights will be non-exclusive. During the Sales Term, the revenue generated from the Sales Rights will be allocated among the Company and Purchaser as follows: (i) the Company will retain 60% of the net revenue until gross sales revenue exceeds $1.0 million; (ii) after gross sales revenue exceeds $1.0 million, the Company will retain 50% of the net revenue through the remainder of the Sales Term; and (iii) if gross sales revenue exceeds $1.5 million during the Sales Term, the Sales Term shall renew automatically for one additional year on the same terms as the second year of the Sales Term.

The net carrying value of Mineville assets sold totaled $350,000 as of May 19, 2025, which historically were included in intangible assets, net in the balance sheets, resulting in no gain or loss in connection with the Mineville Sale.

4.	ACQUISITIONS AND INVESTMENTS

Misfits Transaction

On March 16, 2026, the Company entered into an asset purchase agreement (the “Misfits Asset Purchase Agreement”) with Esports Now, LLC (“Misfits”), pursuant to which Misfits agreed to sell certain assets strictly constituting the Misfits Ads assets (the “Misfits Purchased Assets”) to the Company (the “Misfits Transaction”).

The Misfits Transaction expands the Company’s revenue base, diversifies monetization channels and enhances the Company’s ability to serve as a strategic audience partner for brands, providing scaled access to gamers across gaming and digital channels. Beyond expanded reach, the Company will be able to deliver deeper audience intelligence, helping brands further understand what games people play, and what drives engagement, affinity, and conversion.

On March 20, 2026, the Company filed a preliminary proxy statement with the SEC, followed by the filing of a definitive proxy statement with the SEC on April 2, 2026 (the “Misfits Proxy Statement”). The Misfits Proxy Statement solicited the approval of the issuance of an aggregate of 1,161,813 shares of common stock to be issued as consideration in connection with the Misfits Transaction (the “Issuance Proposal”) by the affirmative vote of a majority of the voting power of the Company’s shares present at a special meeting of the Company’s stockholders, scheduled for April 30, 2026 (the “Special Meeting”).

On April 30, 2026, at the Special Meeting, the Company’s stockholders approved the Issuance Proposal. On May 1, 2026 (the “Misfits Closing Date”), the Company and Misfits consummated the Misfits Transaction (the “Misfits Closing”).

Misfits Transaction Consideration

At the Misfits Closing, the Company paid the following consideration for the Misfits Purchased Assets (“Misfits Consideration”): (i) a cash payment in the amount of $1.5 million (the “Misfits Closing Cash Consideration”), (ii) 26,768 shares of common stock (the “Misfits Closing Shares”), (iii) a pre-funded common stock purchase warrant to purchase 509,682 shares of common stock (the “Misfits Pre-Funded Warrant,” and the shares issuable upon exercise of the Misfits Pre-Funded Warrant, the “Misfits PFW Shares”), and (iv) a common stock purchase warrant to purchase 536,450 shares of common stock, with an exercise price of $18.00 (the “Misfits Warrant”, and the shares issuable upon exercise of the Misfits Warrant, the “Misfits Warrant Shares”)(the Misfits Closing Shares, the Misfits PFW Shares, and the Misfits Warrant Shares collectively, the “Misfits Closing Share Consideration”). Pursuant to the terms and subject to the conditions of the Misfits Asset Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company will pay an additional cash payment in the amount of $300,000 (the “Delayed Cash Payment”).

In addition, pursuant to the terms and subject to the conditions of the Misfits Asset Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company may pay up to an aggregate of (i) $1.2 million in cash (the “Misfits Earnout Cash”), and (ii) 105,571 shares of common stock, or, upon the election of Misfits, Misfits Pre-Funded Warrants to purchase 105,571 shares of common stock (the “Misfits Earnout Shares”, and collectively with the Misfits Earnout Cash, the “Misfits Earnout Consideration”). The Misfits Earnout Consideration will be payable to Misfits in connection with: (i) the achievement of certain gross profit milestones for the period beginning on the Misfits Closing Date until the date that is one year from the date of the Misfits Closing; and (ii) the Company’s market capitalization as of the one and two year anniversary of the Misfits Closing Date.

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

The Misfits Asset Purchase Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type.

Brand Partnership Agreement

In connection with the Misfits Closing and the entrance into the Misfits Asset Purchase Agreement, the Company and Misfits entered into an exclusive brand partnership agreement dated May 1, 2026 (the “Brand Partnership Agreement”), pursuant to which Misfits agreed to grant certain preferred rights to the Company for purposes of selling brand partnerships where a third-party brand may be advertised (via sponsorships, marketing, brand endorsements, product placements, brand integrations and other similar associations) in certain games in the Misfits Roblox game portfolio. The initial term of the Brand Partnership Agreement is one year, subject to extension by mutual agreement. The Brand Partnership Agreement may be terminated upon written notice by the parties.

In accordance with the acquisition method of accounting, the financial results of Super League presented herein include the financial results of Misfits subsequent to the Misfits Closing Date. Disclosure of revenue and net loss for Misfits on a stand-alone basis for the applicable periods presented is not practical due to the integration of Misfits, including sales, products, resource allocation and related operating expense, with those of the consolidated Company upon acquisition, consistent with Super League operating in one reporting segment.

The Misfits Transaction was accounted for as a business acquisition as defined by ASC 805. Accordingly, the assets acquired in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition, totaling approximately $105,000, were expensed. Super League’s preliminary purchase price allocation was based on an evaluation of the appropriate fair values of the assets acquired and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820.

The following table summarizes the determination of the preliminary fair value of the purchase price consideration paid in connection with the Misfits Transaction, as of the Misfits Closing Date:

Amount
Misfits Closing Cash Consideration	$1,500,000
Misfits Closing Shares	105,000
Misfits PFW Shares	2,003,000
Misfits Warrant	642,000
Delayed Cash Payment	257,000
Misfits Earnout Consideration	800,000
$5,307,000

The fair value of the Misfits Closing Shares and Misfits PFW Shares used in determining the estimated fair value of the Misfits Transaction Consideration was $3.93 per share based on the closing price of Company Common Stock on May 1, 2026, the Misfits Closing Date, as quoted on the Nasdaq Capital Market, a Level 1 input.

The fair value of the Misfits Warrant was determined using a Monte Carlo simulation model, measured using Level 3 inputs, and weighted-average assumptions for expected volatility of 154.6%, risk-free interest rate of 3.88% and expected life of 1.4 years.

The purchase price allocation was based upon a preliminary estimate of the fair value of the assets acquired by the Company in connection with the Misfits Transaction, as of the Misfits Closing Date, as follows:

Assets Acquired	Estimated Useful Life (years)	Amount
Customer relationships intangible assets	5	$2,500,000
Developed Technology	5	20,000
Identifiable net assets acquired		2,520,000
Goodwill		2,787,000
Total purchase price		$5,307,000

Contingent consideration is recorded as a liability in the accompanying consolidated balance sheets in accordance with ASC 480, which requires freestanding financial instruments where the Company must or could settle the obligation in the form of cash, and/or by issuing a variable number of its shares, and the obligation’s monetary value is based solely or predominantly on variations in something other than the fair value of the Company’s shares, to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. The fair value of the Misfits Earnout Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included weighted average assumptions for expected volatility ranging from 154.6% to 183.9%, risk-free interest rate of 3.73%, discount rate of 60%, counter-party risk rate of approximately 16% and expected life of approximately one year.

The fair value of the Misfits Earnout Consideration at June 30, 2026 was $800,000, resulting in no change in the fair value from the Misfits Closing Date.

Aggregated amortization expense for the three and six months ended June 30, 2026, related to intangible assets acquired in connection with the Misfits Transaction, totaled $84,000 and $84,000, respectively. Goodwill represents the excess of the purchase price of the acquired business over the acquisition date fair value of the net assets acquired. Goodwill recorded in connection with the Misfits Transaction is primarily attributable to expected synergies from combining the operations and assets of Super League with the Misfits Purchased Assets. Goodwill recognized in the Misfits Transaction primarily represents the value of the acquired resource, expected asset related synergies, future economic benefits from the assets acquired, and other intangible assets that do not qualify for separate recognition under ASC 805.

Management is primarily responsible for determining the fair value of the identifiable intangible assets acquired as of the Misfits Closing Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Misfits Closing Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired. Any adjustments to the fair values of intangibles assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations. In addition, the Company is in the process of finalizing its estimate and analysis of the fair values of certain tax attributes acquired. Any adjustments to the preliminary estimates of tax attributes acquired will increase or decrease the estimated net deferred tax liability recorded in connection with the acquisition method of accounting, with an offsetting adjustment to goodwill.

The preliminary fair values of the acquired intangible assets, as described above, were determined using the following methods:

Description	Valuation Method Applied	Valuation Method Description	Assumptions

Customer relationships	Multi-Period Excess Earnings Method “MPEEM”) under the Income Approach

MPEEM is an application of the discounted cash flow (“DCF”) Method, whereby revenue derived from the intangible asset is estimated using the overall business revenue, adjusted for attrition, obsolescence, cost of goods sold, operating expense, and taxes. Required returns attributable to other assets employed in the business are subtracted. The “excess” earnings are attributable to the intangible asset and are discounted to present value at a rate of return to estimate the fair value of the intangible asset.

Discount rate: 55.0%; Forecast period: 5.6 years; Attrition Rate: 30.0%.

Developed technology	Cost Approach	In the Replacement Cost Method, value is estimated by determining the current cost of replacing an asset with one of equivalent economic utility. The premise of the approach is that a prudent investor would pay no more for an asset than the amount for which the utility of the asset could be replaced.	Required Return: (WACC): 6.9%; Developers Profit: 10%; Period: 1.5 months;

For tax purposes, consistent with the accounting for book purposes, the Misfits Consideration was allocated to the assets acquired based on their estimated fair values as of the Misfits Closing Date, with the excess purchase price allocated to goodwill. The Company recognized deferred tax assets in connection with the Misfits Transaction primarily related to differences between the financial reporting bases and tax bases of the acquired identifiable assets. Gross deferred tax assets recognized were not material. The Company has recorded a full valuation allowance on its net deferred tax assets. The financial reporting basis of tax-deductible goodwill was consistent with its adjusted tax basis determined in accordance with the goodwill component analysis prescribed by ASC 805 and ASC 740. As a result, no net deferred tax assets or liabilities were recorded with the acquisition and all of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only. The unaudited pro forma combined statements of operations assume the transaction occurred as of January 1, 2025. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$3,206,000	$3,608,000	$9,140,000	$6,693,000
Net Loss	(4,323,000)	(2,909,000)	(7,035,000)	(7,030,000)

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over the estimated economic useful life as described above, and the exclusion of nonrecurring transaction costs.

The closing of the Misfits Transaction and the integration of the Misfits Purchased Assets involves certain risks and uncertainties, including, among other things, risks related to our ability to successfully integrate the Misfits Purchased Assets into our operations; our ability to implement plans, forecasts and other expectations with respect to the Misfits Purchased Assets; our ability to realize the anticipated benefits of the Misfits Transaction, including the possibility that the expected benefits from the Misfits Transaction will not be realized or will not be realized within the expected time period; the achievement of the revenue milestones and payment of the Misfits Earnout Consideration; the outcome of any legal or governmental proceedings related to the Misfits Transaction or otherwise; the negative effects of the announcement of the Misfits Transaction on the market price of our common stock or on our operating results; significant Misfits Transaction costs; unknown liabilities; attracting new customers and maintaining and expanding our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; increased competition on our market and our ability to compete effectively; and expansion of our operations and increased adoption of our platform internationally.

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

Additionally, the Company entered into employment agreements with two former key Bounce employees (“Key Bounce Employees”), pursuant to which the Key Bounce Employees were granted inducement awards consisting of restricted stock unit awards (“RSUs”) to acquire an aggregate of 56,112 shares of the Company’s common stock. The awards were granted pursuant to terms and conditions fixed by the Compensation Committee of the Board and as an inducement material to each new employee entering employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Of the 56,112 RSUs, subject to the applicable employee’s continued service with Super League on each such vesting date; (i) 25% will vest upon the six (6) month anniversary of the Bounce Effective Date; and (ii) the remaining 75% shall thereafter vest monthly in arrears in 1/18th increments. In the event of termination without cause, the unvested portion of the RSUs fully vests. In the event of termination for cause, unvested RSUs are forfeited. The award also includes provisions that preserve vesting and employment terms upon a change in control, and provides for termination upon death or disability, consistent with standard employment and equity compensation arrangements. The RSUs are subject to the terms and conditions of the RSU agreement covering each grant.

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

Contingent consideration is recorded as a liability in the accompanying balance sheet in accordance with ASC 480, which requires freestanding financial instruments where the Company is required to settle the obligation in cash or other assets to be recorded as a liability at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The fair value of the Bounce Contingent Consideration on the respective valuation dates was determined utilizing a Monte Carlo simulation model and measured using Level 3 inputs, as described at Note 2. Assumptions utilized in connection with utilization of the Monte Carlo simulation model for the periods presented included a risk free interest rate of 3.47%, volatility rates ranging from 40% to 65%, and discount rate of 25%.

The fair value of estimated contingent consideration as the Bounce Effective Date and June 30, 2026, totaled $173,000, with no change in fair value calculated from the Bounce Effective Date through June 30, 2026. For the three and six months ended June 30, 2026, aggregated amortization expense related to intangible assets acquired in connection with the Bounce Acquisition, totaled $31,000 and $61,000, respectively.

Management is primarily responsible for determining the fair value of the identifiable intangible assets acquired as of the Bounce Effective Date. Management considered a number of factors in connection with estimating fair values solely for the purpose of allocating the purchase price to the assets acquired. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the respective assets acquired as of the Bounce Effective Date. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the analysis of estimated fair values of intangible assets acquired solely for the purpose of allocating the purchase price to the assets acquired. Any adjustments to the fair values of intangible assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and potential goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of comprehensive income (loss).

The fair values of the acquired intangible assets, as described above, were determined using the following methods:

Description	Valuation Method Applied	Valuation Method Description	Assumptions

Customer relationships	Multi-Period Excess Earnings Method “MPEEM”) under the Income Approach

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

Risk free rate: 3.71%; Discount rate: 25.0%; Forecast period: 5 years;

For tax purposes, consistent with the accounting for book purposes, the Bounce Acquisition consideration was allocated to the assets acquired based on their estimated fair values as of the Bounce Effective Date, with no excess purchase price allocated to goodwill. No deferred tax assets or liabilities were recorded with the acquisition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$3,009,000	$3,014,000	$6,012,000	$5,743,000
Net Loss	(4,390,000)	(2,810,000)	(8,441,000)	(6,983,000)

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over the estimated economic useful life, as described above and the exclusion of nonrecurring transaction costs.

Other

Investment in Hide or OOF! Roblox Game

In January 2026, the Company acquired economic and contractual interests in the Roblox digital property commonly referred to as “Hide or OOF!,” (formerly known as Hide or Die!) pursuant to an Investment and Brand Partnership Agreement (“HOO Agreement”) dated January 5, 2026 (“HOO Effective Date”).

Pursuant to the HOO Agreement, the Company transferred total consideration of $202,000 in exchange for certain rights associated with the Hide or OOF! digital property. The consideration consisted of $165,000 in cash and 4,326 shares of the Company’s restricted common stock valued at $37,000. In connection with the investment, the Company obtained (i) a fifteen percent (15.0%) equity ownership interest in Hide or OOF!, (ii) a contractual right to receive fifteen percent (15.0%) of Hide or OOF!’s gross revenue, as paid in Robux, post-Roblox split, for the existence of the game, (iii) a contractual right to receive a twelve percent (12.0%) fee on certain direct brand transactions, and (iv) exclusive rights with respect to certain brand partnership opportunities and related placement economics. The agreement also contains a right of first refusal with respect to future sales of equity ownership interests and economic interests in the property. Management evaluated these rights to determine which elements represent distinct assets and how the total consideration should be allocated to the assets acquired. The Company utilized the relative fair value method to allocate total consideration to the identifiable elements based on their relative standalone fair values as of the HOO Effective Date.

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

Assumptions utilized in connection with utilization of the discounted cash flow method included discount rates ranging from 30% to 35%, useful lives of approximately four years, and discount for lack of marketability of 10% to 20%. The assets acquired were recorded at their individual estimated fair values on the date of acquisition, and will subsequently be assessed for impairment at each balance sheet date, with any impairment reflected as a charge in the statement of operations and comprehensive income (loss).

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

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and Agile), pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement, (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carried an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest would accrue at a fixed per annum rate equal to the applicable rate plus five percent, or 42%. The Company was required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs.

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other income (expense)” in the statements of comprehensive income (loss) for the six months ended June 30, 2025. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

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

1800 Diagonal Lending I

On March 26, 2025, the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assignees entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the principal amount of $300,000, for which the Diagonal Note, among other things, (a) matured on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)), (b) accrued interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued (the “Diagonal Issuance Date”) until the principal and interest became due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) began to accrue interest on the Diagonal Issuance Date but would not be payable until the Diagonal Note became payable, and (d) interest accrued at a rate of 22% per annum for any amount of principal or interest which was not paid as required under the Diagonal Note, or during an Event of Default.

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operation for the six months ended June 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the year ended December 31, 2025, Diagonal converted an aggregate principal and interest amount under the Diagonal Note of $320,000 into shares of the Company’s common stock at an average price of $28.44 per share, resulting in the issuance of 11,334 shares of common stock to Diagonal. As of December 31, 2025, the Diagonal Note was fully extinguished.

1800 Diagonal Lending II

On May 12, 2025, the Company and Diagonal entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal II Note”) in the principal amount of $145,200 (the “Diagonal II Principal”), for which the Diagonal II Note, among other things, (a) matured on February 15, 2026 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal II Maturity Date”), (b) accrued interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal II Note was issued (the “Diagonal II Issuance Date”) until the principal and interest becomes due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest began to accrue on the Diagonal II Issuance Date but would not be payable until the Diagonal II Note became payable, and (d) interest would accrue at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal II Note, or during an Event of Default.

The Diagonal II Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of $125,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statement of operations for the three and six months ended June 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the year December 31, 2025, Diagonal converted an aggregate principal and interest amount under the Diagonal II Note of $157,000 into shares of the Company’s Common Stock at an average price of $9.72 per share, resulting in the issuance of 13,084 shares of Common Stock to Diagonal. As of December 31, 2025, the Diagonal II Note was fully extinguished.

Belleau Note Purchase Agreement

On March 28, 2025, the Company entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). Each of the Belleau Notes (x) matured on the date that was 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrued interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”). The Company used the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes.

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

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement, pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 83,334 shares of common stock, valued at $12.00 per share, simultaneous with the close of the October 2025 PIPE (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 10,417 shares of common stock, in form similar to the October 2025 PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

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

Related Party Promissory Note

On November 19, 2024 (the “RP Effective Date”), the Company entered into a Note Purchase Agreement (the “RP Purchase Agreement”) with a non-employee member of the Board (the “Note Purchaser”). Pursuant to the RP Purchase Agreement, the Company issued to the Note Purchaser an Unsecured Promissory Note (the “RP Note”) in the amount of $1,500,000 (the “RP Principal”), for which the RP Note (i) matured on the date that was 12 months from the RP Effective Date (the “RP Maturity Date”), (ii) may be pre-paid at any time by the Company without penalty, and (iii) accrued interest on the RP Principal at a rate of 40% simple interest per annum (the “RP Interest”). The RP Interest was payable on the RP Maturity Date. In the event of a prepayment of the RP Note by the Company, the RP Interest would be pro-rated for the period the RP Note is outstanding. The Company utilized the proceeds for working capital and general corporate purposes.

On June 13, 2025, the Company entered into an amendment to the RP Note (the “RP Amendment”). Pursuant to the RP Amendment, (a) the maturity date of the RP Note was extended to November 19, 2026; (b) beginning on November 19, 2025, interest no longer accrued on the remaining Principal outstanding; and (c) the Company agreed to make monthly payments of $175,000, with such payments to start on November 19, 2025, and continue thereafter for twelve months, at which time the RP Note would be paid in full.

On July 7, 2025, the Company entered into an exchange agreement with the Michael Keller Trust (the “Trust”) (“RP Exchange Agreement”), pursuant to which the Company and the Trust agreed that in exchange for the surrender and forgiveness of RP Note, with the principal and interest thereon being equal to $1,878,082, the Trust would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,000, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026.

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

The Agile I Note, Agile II Note, Diagonal Note, Belleau Note and the RP Note were accounted for at fair value as described in Note 2, measured using Level 3 inputs with the following impact on the condensed financial statements for the applicable periods referenced:

	Agile I Note	Agile II Note	Belleau Note	Diagonal I Note	Diagonal II Note	RP Note

Interest paid during the three months ended June 30, 2025(2)	$-	$426,000	$-	$-	$-	$-
Interest expense during the six months ended June 30, 2025(2)	563,000	656,000	-	-		148,000
Change in fair value - three months ended June 30, 2025(2)	-	164,000	(4,000)	24,000	(8,000)	(121,000)
Change in fair value - six months ended June 30, 2025(2)	(178,000)	67,000	(6,000)	24,000	(8,000)	35,000
Debt issue costs (1)	180,000	125,000	-	7,000	7,000	-
Interest Rate / Discount rate	42%/42%	42%/42%	20%/42%	10%/42%	10%/42%	40%/42%

(1)

Debt issue costs incurred in connection with the Agile Loan included administrative fee of $92,500 to the collateral agent and advisor fees. Debt issuance costs are reflected in “other expense” in the condensed statements of comprehensive loss.

(2)	Reflected in interest expense in the condensed statements of comprehensive loss.

Superbiz Note

On October 4, 2021, the Company entered into an Asset Purchase Agreement with Super Biz Co. and the founders of Super Biz (the “Founders”), pursuant to which the Company acquired (i) substantially all of the assets of Super Biz, and (ii) the personal goodwill of the Founders regarding Super Biz’s business, (the “Super Biz Acquisition”).

Issuance of Promissory Note. In August 2024, the Company issued an unsecured promissory note to the Founders in connection with the accrued contingent consideration outstanding related to the final earn out period, with a principal amount totaling approximately $1.8 million (“Super Biz Note”).

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

Total amounts advanced and repaid under the AR Facility for the six months ended June 30, 2025 are reflected in financing activities in the condensed statements of cash flows. The AR Facility had no activity during the 2026 periods presented herein as the facility was terminated in June 2025. Interest expense for the three and six months ended June 30, 2025 totaled $37,000 and $45,000, respectively. Commitment fee expense for the three and six months ended June 30, 2025 totaled $63,000 and $73,000, respectively.

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

Common Stock

Equity Financings

On May 30, 2025, the Company entered into a securities purchase agreement with certain investors, which provided for the sale and issuance by the Company in a registered direct offering (the “May III Offering”) of an aggregate of (i) 79,750 shares of the Company’s common stock, at a purchase price of $4.80 per share (the “May III Shares”), and (ii) pre-funded warrants to purchase up to 59,833 shares of common stock at a purchase price of $4.79 per pre-funded warrant (the “May III Pre-Funded Warrants” and, together with the May III Shares, the “May III Securities”), which represents the per share price for the May III Shares less the exercise price of $0.00001 per share. The May III Offering closed on June 2, 2025. The aggregate gross proceeds to the Company from the May III Offering were approximately $670,000, before deducting placement agent commissions and other estimated offering expenses. The Company utilized the net proceeds of the May III Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

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

Yield Point Equity Line of Credit

On July 10, 2025 (the “YP Execution Date”), the Company, entered into an equity purchase agreement (the “YP Equity Purchase Agreement) with Yield Point. Under the YP Equity Purchase Agreement, the Company has the right, but not the obligation, to direct Yield Point to purchase up to $20,000,000 (the “Maximum Commitment Amount”) in shares of common stock of the Company upon satisfaction of certain terms and conditions contained in the YP Equity Purchase Agreement, including, without limitation, an effective registration statement filed with SEC registering the resale of the shares of Put Stock (defined below) and the shares of Commitment Stock (defined below) and additional shares to be sold to Yield Point from time to time under the YP Equity Purchase Agreement. The original term of the YP Equity Purchase Agreement began on the YP Execution Date and ended on the earlier of (i) the date on which Yield Point shall have purchased shares of common stock issued, or that the Company shall be entitled to issue, per any applicable Put Notice in accordance with the terms and conditions of the YP Equity Purchase Agreement (the “Put Stock”) equal to the Maximum Commitment Amount (as defined in the YP Equity Purchase Agreement), (ii) the date that is thirty-six (36) months from the date the registration statement is declared effective, (iii) written notice of termination by the Company to Yield Point (which shall not occur at any time that Yield Point holds any of the shares of Put Stock, or within 30 days of the sale to Yield Point of Put Stock), or (iv) written notice of termination by Yield Point to the Company (the “Commitment Period”).

In consideration for Yield Point’s execution and delivery of, and performance under the YP Equity Purchase Agreement, on the Execution Date, the Company issued pre-funded warrants to purchase common stock ( to Yield Point in a form acceptable to Yield Point in its sole discretion and having an exercise price per share of $0.001 (the “Commitment Stock”) having a value of $600,000 based on closing price of the common stock on July 9, 2025. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or the Company’s submission of a Put Notice to Yield Point and irrespective of any termination of the YP Equity Purchase Agreement. The fair value of the Commitment Stock was recorded in Deferred Financing costs included in prepaids and other assets in the company balance sheet as of December 31, 2025.

On June 3, 2026, the Company entered into the Series C Redemption Agreement with the Series C Holder pursuant to which the Company and the Series C Holder, among other items, agreed to the termination of a certain equity purchase agreement between the Series C Holder and the Company, dated July 10, 2025 (the “Series C Purchase Agreement”), including, without limitation, the termination of any and all agreements, instruments and documents entered into in connection therewith, so that neither the Company nor the Series C Holder shall have any further rights, obligations, or liabilities under the Series C Purchase Agreement (“Series C Redemption”). In connection with the termination of the equity purchase agreement, the Company expensed $825,000 of deferred financing costs which is reflected in other income (expense) in the statement of comprehensive income (loss) for the three and six months ended June 30, 2026. Of the total deferred financing costs expensed, $600,000 related to the Commitment Stock issued to Yield Point, as described above, and therefore represented noncash financing costs.

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

During the six months ended June 30, 2025, the Company sold 1,494 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $163.20, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Preferred Stock

Series C Preferred Stock. On October 22, 2025, the Company filed the COD of the Series C Senior Convertible Preferred Stock (the “Series C COD”), designating 4,700 shares of Series C Senior Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”). At December 31, 2025, there were 1,153 shares of Series C Preferred issued and outstanding. Pursuant to the Series C COD, the Series C Preferred Stock, among other terms: (i) ranks, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior to all classes of common stock and each other class or series of equity security of the Company which is not expressly senior or on parity with the Series C Preferred Stock ; (ii) the Series C Preferred Stock shall remain outstanding until the Series C Preferred Stock is converted into common stock either optionally by the holder or automatically pursuant to its terms described below, and will automatically be converted into common stock on the eighteen-month anniversary of effectiveness of the registration statement relating to the shares of common stock issuable upon conversion of the Series C Preferred Stock ; (iii) the shares of Series C Preferred Stock when converted, subject to certain beneficial ownership limitations, into shares of the Company’s common stock, will have a conversion price of $12.00, with a stated value of $1,000; and (iv) subject to certain limitations set forth in the Series C COD, the holders of Series C Preferred Stock are entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the common stock as a single class, on an as-converted basis.

On June 3, 2026, the Company entered into a Redemption Agreement (the “Series C Redemption Agreement”) with the sole holder (the “Series C Holder”) of the Company’s Series C Preferred, pursuant to which the Company agreed to pay the Series C Holder a one-time cash payment of $922,400 (the “Series C Agreement Consideration”) in exchange for the Series C Holder agreeing to (i) the Company’s redemption and cancellation of all 1,153 outstanding shares of Series C Preferred, and (ii) the termination of a certain equity purchase agreement between the Series C Holder and the Company, dated July 10, 2025 (the “Series C Purchase Agreement”), including, without limitation, the termination of any and all agreements, instruments and documents entered into in connection therewith, so that neither the Company nor the Series C Holder shall have any further rights, obligations, or liabilities under the Series C Purchase Agreement (“Series C Redemption”). The Series C Redemption Agreement further contains a release by each of the Company and the Series C Holder releasing the other party from any and all claims, demands, actions, causes of action, liabilities, damages, costs, and expenses of any kind or nature whatsoever, whether known or unknown, arising out of or relating to the Series C Preferred or the Series C Purchase Agreement. On June 8, 2026, the Company paid the Series C Agreement Consideration to the Series C Holder in full satisfaction of its obligations under the Series C Redemption Agreement.

Upon redemption of preferred stock, the difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the registrant’s balance sheet (net of issuance costs) is subtracted from (or added to) net income (loss) to arrive at income available to common stockholders in the calculation of earnings (loss) per share. If the fair value of the consideration transferred is greater than the carrying amount of the shares surrendered, (1) retained earnings is reduced by the difference (or additional paid-in capital in the absence of retained earnings), and (2) earnings available to common shareholders is reduced by the difference. If the fair value of the consideration transferred is less than the carrying amount of the shares surrendered, the difference is credited to retained earnings and added to earnings available to common shareholders. As a result of the Series C Redemption the Company recorded a deemed dividend totaling ($427,000), crediting accumulated deficit and debiting additional paid in capital for the three and six months ended June 30, 2026.

Preferred Stock Dividends

The Company paid or accrued common stock dividends on outstanding preferred stock for the periods presented as follows:

For The Three and Six Months Ended June 30, 2026:

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

The September 2024 Series AAA Junior Investor Warrants do not meet the requirements for equity classification, and therefore, the fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the balance sheets and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). There was no change in fair value for the September 2024 Series AAA Junior Investor Warrants for the three and six months ended June 30, 2026, respectively. The change in fair value for the September 2024 Series AAA Junior Investor Warrants for the three and six months ended June 30, 2025 totaled ($58,000) and ($328,000), respectively.

Placement Agent Warrants

The Placement Agent Warrants issued in connection with the Series A Preferred Stock, Series AA Preferred Stock and Series AAA Preferred Stock are not eligible for the scope exception under ASC 815, and therefore, the fair value of the Placement Agent Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The change in fair value for the Placement Agent Warrants for the three and six months ended June 30, 2026 totaled $0 and $(4,000), respectively. The change in fair value for the Placement Agent Warrants for the three and six months ended June 30, 2025 totaled $(86,000) and $(533,000), respectively.

Common Stock Purchase Warrant - Price Adjustment

In connection with the closing of the Misfits Transaction, pursuant to the terms of the applicable underlying common stock warrant agreements, the exercise price for certain of the common stock purchase warrants issued in connection with the October 2025 PIPE, representing the right to purchase an aggregate 2.7 million shares of common stock, was reset to the floor price, as defined in the underlying common stock purchase agreements, ranging from $4.99 to $6.84 per share, from $12.00 per share.

The Company determined that the triggering of the down-round feature represented a transfer of value to the warrant holders. The Company measured the incremental fair value attributable to the exercise price adjustment using a Black-Scholes option-pricing model as of the trigger date, utilizing the following assumptions: stock prices ranging from $4.99 to $12.00, expected volatility range of 103% to 105%, expected terms of 4.46 to 4.51, and a risk-free interest rate of 3.97%, based on the specific warrants being remeasured at the measurement date. The incremental fair value transferred to the applicable warrant holders was estimated to be $1,002,000. The applicable warrants continue to qualify for equity classification under ASC 815-40, and therefore, the Company did not recognize a gain or loss in the consolidated statements of operations in connection with the triggering of the down round feature. Instead, the incremental fair value was recognized as a deemed dividend within stockholders' equity and reduced income available to common shareholders for purposes of calculating earnings (loss) per share.

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

On July 29, 2026, the Company entered into a waiver and release agreement with Aegis Capital Corp. (“Aegis”) pursuant to which the Company agreed to pay Aegis: (i) $0.7 million, which was paid on July 30, 2026, in exchange for a waiver of any and all rights of first refusal arising from prior engagement agreements with Aegis; and (ii) $0.3 million, to be paid prior to any future financing, in exchange for a waiver of any tail fees associated with the Prior Agreements.

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

In October 2025, the Company entered into Securities Purchase Agreements (the “PIPE Purchase Agreement”) with certain accredited investors), relating to the Company’s offering of an aggregate of (a) 332,084 shares (the “PIPE Shares”) of the Company’s common stock, at a price per share equal to $12.00 and (b) Pre-Funded Warrants to purchase 1,334,584 shares of common stock (the “PIPE Pre-Funded Warrants”) at a price per PIPE Pre-Funded Warrant equal to same price as that for PIPE Shares minus $0.00001, and the remaining exercise price of each PIPE Pre-Funded Warrant will equal $0.00001 per share, for gross proceeds to the Company of approximately $20,000,000, before deducting offering costs and expenses (as referenced herein, “October 2025 PIPE”)

Forward-Looking Statements

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

Executive Summary

Misfits Transaction

On March 16, 2026, the Company entered into an asset purchase agreement (the “Misfits Asset Purchase Agreement”) with Esports Now, LLC (“Misfits”), pursuant to which Misfits agreed to sell certain assets strictly constituting the Misfits Ads assets (the “Misfits Purchased Assets”) to the Company (the “Misfits Transaction”).

On March 20, 2026, the Company filed a preliminary proxy statement with the SEC, followed by the filing of a definitive proxy statement with the SEC on April 2, 2026 (the “Misfits Proxy Statement”). The Misfits Proxy Statement solicited the approval of the issuance of an aggregate of 1,161,813 shares of common stock to be issued as consideration in connection with the Misfits Transaction (the “Issuance Proposal”) by the affirmative vote of a majority of the voting power of the Company’s shares present at a special meeting of the Company’s stockholders, scheduled for April 30, 2026 (the “Special Meeting”).

On April 30, 2026, at the Special Meeting, the Company’s stockholders approved the Issuance Proposal. On May 1, 2026 (the “Misfits Closing Date”), the Company and Misfits consummated the Misfits Transaction (the “Misfits Closing”).

Misfits Transaction Consideration.  At the Misfits Closing, the Company paid the following consideration for the Misfits Purchased Assets: (i) a cash payment in the amount of $1.5 million (the “Misfits Closing Cash Consideration”), (ii) 26,768 shares of common stock (the “Misfits Closing Shares”), (iii) a pre-funded common stock purchase warrant to purchase 509,682 shares of common stock (the “Misfits Pre-Funded Warrant,” and the shares issuable upon exercise of the Misfits Pre-Funded Warrant, the “Misfits PFW Shares”), and (iv) a common stock purchase warrant to purchase 536,450 shares of common stock, with an exercise price of $18.00 (the “Misfits Warrant”, and the shares issuable upon exercise of the Misfits Warrant, the “Misfits Warrant Shares”)(the Misfits Closing Shares, the Misfits PFW Shares, and the Misfits Warrant Shares collectively, the “Misfits Closing Share Consideration”). Pursuant to the terms and subject to the conditions of the Misfits Asset Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company will pay an additional cash payment in the amount of $300,000 (the “Delayed Cash Payment”).

In addition, pursuant to the terms and subject to the conditions of the Misfits Asset Purchase Agreement, on the one-year anniversary of the Misfits Closing, the Company may pay up to an aggregate of (i) $1.2 million in cash (the “Misfits Earnout Cash”), and (ii) 105,571 shares of common stock, or, upon the election of Misfits, Misfits Pre-Funded Warrants to purchase 105,571 shares of common stock (the “Misfits Earnout Shares”, and collectively with the Misfits Earnout Cash, the “Misfits Earnout Consideration”). The Misfits Earnout Consideration will be payable to Misfits in connection with: (i) the achievement of certain gross profit milestones for the period beginning on the Misfits Closing Date until the date that is one year from the date of the Misfits Closing; and (ii) the Company’s market capitalization as of the one and two year anniversary of the Misfits Closing Date.

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

Brand Partnership Agreement. In connection with the Misfits Closing and the entrance into the Misfits Purchase Agreement, the Company and Misfits entered into an exclusive brand partnership agreement dated May 1, 2026 (the “Brand Partnership Agreement”), pursuant to which Misfits agreed to grant certain preferred rights to the Company for purposes of selling brand partnerships where a third-party brand may be advertised (via sponsorships, marketing, brand endorsements, product placements, brand integrations and other similar associations) in certain games in the Misfits Roblox game portfolio. The initial term of the Brand Partnership Agreement is one year, subject to extension by mutual agreement. The Brand Partnership Agreement may be terminated upon written notice by the parties.

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

Registration Rights Agreement. In connection with the closing of the Misfits Transaction and the entrance into the Misfits Purchase Agreement, the Company and Misfits entered into a registration rights agreement dated May 1, 2026 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC on or prior to the 90th calendar day following the Misfits Closing Date, for purposes of registering the Misfits Closing Shares, the Misfits Warrant Shares, and the Misfits PFW Shares (the “Misfits Registration Statement”). The Company agreed to use commercially reasonable efforts to have such Registration Statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

Other. The closing of the Misfits Transaction and the integration of the Misfits Purchased Assets involves certain risks and uncertainties, including, among other things, risks related to our ability to successfully integrate the Misfits Purchased Assets into our operations; our ability to implement plans, forecasts and other expectations with respect to the Misfits Purchased Assets; our ability to realize the anticipated benefits of the Misfits Transaction, including the possibility that the expected benefits from the Misfits Transaction will not be realized or will not be realized within the expected time period; the achievement of the revenue milestones and payment of the Misfits Earnout Consideration; the outcome of any legal or governmental proceedings related to the Misfits Transaction or otherwise; the negative effects of the announcement of the Misfits Transaction on the market price of our common stock or on our operating results; significant Misfits Transaction costs; unknown liabilities; attracting new customers and maintaining and expanding our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; increased competition on our market and our ability to compete effectively; and expansion of our operations and increased adoption of our platform internationally.

In connection with the closing of the Misfits Transaction, pursuant to the terms of the applicable underlying common stock warrant agreements, the exercise price on certain of the common stock purchase warrants issued in connection with the October 2025 PIPE, representing the right to purchase an aggregate 2.7 million shares of common stock, was reset to the floor price, as defined in the underlying common stock purchase agreements, ranging from $4.99 to $6.84 per share, from $12.00 per share.

Acquisition of Let’s Bounce, Inc.

In January 2026 (“Bounce Effective Date”) the Company acquired Let’s Bounce, Inc. (“Bounce”), a marketing technology company focused on enabling scalable, measurable brand engagement inside gaming and UGC environments. The total purchase price for Bounce, which was structured as an asset acquisition, was $200,000, payable as follows: (a) $75,000 at closing; (b) $25,000 on the three-month anniversary of closing; and (c) $100,000 on the six-month anniversary of closing. In addition, pursuant to the terms and subject to the conditions of the asset purchase agreement (“Bounce Asset Purchase Agreement”), up to $325,000 is contingently payable in connection with the achievement of certain net revenue milestones for the Bounce assets acquired during the year ended December 31, 2026 (“Bounce Contingent Consideration”) (the “Bounce Acquisition”). The Bounce Acquisition provides the Company with an existing pipeline of opportunities, enabling more efficient in-game marketing programs, the addition of turnkey loyalty solutions to drive advertiser outcomes, and a roadmap to more automated campaign measurement. Refer to Note 4 for additional information.

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

Investment in Hide or OOF! Roblox Game

In January 2026, the Company acquired economic and contractual interests in the Roblox digital property commonly referred to as “Hide or OOF!,” (“HOO”) (formerly known as Hide or Die!) pursuant to an Investment and Brand Partnership Agreement (“HOO Agreement”) dated January 5, 2026 (“HOO Effective Date”). HOO is a Top 100 Roblox game (source: Rotrends) that has been visited more than 570 million times in 16 months. The investment reflects a transition from strategy to execution as the Company begins securing ownership positions in cash-generating assets within the gaming content and media economy, establishing a foundation for future digital-asset-based initiatives aligned with owned revenue streams.

Pursuant to the HOO Agreement, the Company transferred total consideration of $202,000 in exchange for certain rights associated with the Hide or OOF! digital property. The consideration consisted of $165,000 in cash and 4,326 shares of the Company’s restricted common stock valued at $37,000. In connection with the investment, the Company obtained (i) a fifteen percent (15.0%) equity ownership interest in Hide or OOF!, (ii) a contractual right to receive fifteen percent (15.0%) of Hide or OOF!’s gross revenue, as paid in Robux, post-Roblox split, for the existence of the game, (iii) a contractual right to receive a twelve percent (12.0%) fee on certain direct brand transactions, and (iv) exclusive rights with respect to certain brand partnership opportunities and related placement economics. The agreement also contains a right of first refusal with respect to future sales of equity ownership interests and economic interests in the property.

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

Summary Financial Results

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

Revenue for the three months ended June 30, 2026 totaled $3.0 million, relatively consistent with revenue totaling $3.0 million for the comparable prior year quarter. Cost of revenue for the three months ended June 30, 2026 increased $73,000, or 4% to $1.8 million, compared to $1.7 million in the comparable prior year quarter. As a percentage of revenue, gross profit for the three months ended June 30, 2026 was 41%, compared to 44% for the comparable prior year quarter.

Total operating expense for the three months ended June 30, 2026 increased $436,000, or 10% to $4.9 million, compared to $4.5 million in the comparable prior year quarter. Excluding noncash stock compensation expense, intangible asset amortization expense, mark to market related fair value adjustments, and other noncash charges (collectively, “noncash charges and credits”), totaling $2.0 million and $1.0 million, respectively, operating expense for the three months ended June 30, 2026 and 2025 was $2.9 million and $3.4 million, respectively, reflecting a $499,000, or 15% decrease compared to the prior year quarter, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the three months ended June 30, 2026, which includes the impact of net noncash charges and credits totaling $2.5 million, was $4.4 million or $(2.70) per share, compared to a net loss of $2.8 million, or $(54.24) per share, in the comparable prior year quarter. Excluding net noncash charges and credits, net loss for the three months ended June 30, 2026 was $1.8 million, compared to a net loss of $2.0 million in the comparable prior year quarter. The calculation of net loss per share for the three months ended June 30, 2026 included net noncash common stock dividend and deemed dividend related direct charges to accumulated deficit totaling ($575,000) as described at Note 6.

Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025

Revenue for the six months ended June 30, 2026 totaled $6.0 million, an increase of $293,000 or 5%, compared to $5.7 million for the comparable prior year period. Cost of revenue for the six months ended June 30, 2026 increased $477,000, or 15% to $3.7 million, compared to $3.2 million in the comparable prior year period, driven partially by the 5% increase in revenues for the same periods. As a percentage of revenue, gross profit for the six months ended June 30, 2026 was 39%, compared to 44% for the comparable prior year period.

Total operating expense for the six months ended June 30, 2026 increased $845,000, or 9% to $10.1 million, compared to $9.3 million in the comparable prior year period. Excluding noncash charges and credits totaling $3.6 million and $1.8 million, respectively, operating expense for the six months ended June 30, 2026 and 2025 was $6.5 million and $7.4 million, respectively, reflecting a $909,000, or 12% decrease compared to the prior year period, reflecting the impact of our ongoing focus on cost reductions and operating efficiencies. Net loss for the six months ended June 30, 2026, which includes the impact of net noncash charges and credits totaling $4.2 million, was $8.4 million or $(3.53) per share, compared to a net loss of $7.0 million, or $(160.74) per share, in the comparable prior year period. Excluding net noncash charges and credits, net loss for the six months ended June 30, 2026 was $4.2 million, compared to a net loss of $5.7 million in the comparable prior year period. The calculation of net loss per share for the six months ended June 30, 2026 included net noncash common stock dividend and deemed dividend related direct charges to accumulated deficit totaling ($828,000) as described at Note 6.

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

Condensed Results of Operations

The following table sets forth a summary of our results of operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands) (Unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
REVENUE	$3,009	$3,001	$8	-%	$6,012	$5,719	$293	5%
COST OF REVENUE	1,765	1,692	73	4%	3,691	3,214	477	15%
GROSS PROFIT	1,244	1,309	(65)	(5)%	2,321	2,505	(184)	(7)%
OPERATING EXPENSE
Selling, marketing and advertising	1,737	2,107	(370)	(18)%	3,728	4,499	(771)	(17)%
Engineering, technology and development	1,214	694	520	75%	1,882	1,623	259	16%
General and administrative	1,939	1,653	286	17%	4,516	3,173	1,343	42%
Contingent consideration	-	-	-	-%	-	(14)	(14)	(100)%
Total operating expense	4,890	4,454	436	10%	10,126	9,281	845	9%
NET LOSS FROM OPERATIONS	(3,646)	(3,145)	501	16%	(7,805)	(6,776)	1,029	15%
OTHER INCOME (EXPENSE), NET	(744)	362	1,106	306%	(636)	(237)	399	168%
Loss before benefit from income taxes	(4,390)	(2,783)	1,607	58%	(8,441)	(7,013)	1,428	20%
Benefit from income taxes	-	-	-	-%	-	-	-	-
NET LOSS	$(4,390)	$(2,783)	$1,607	58%	$(8,441)	$(7,013)	$1,428	20%

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Revenue (dollars in thousands) (Unaudited)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Media and advertising	$1,416	$1,476	$(60)	(4)%	$3,126	$2,748	$378	14%
Publishing and content studio	1,593	1,391	202	15%	2,886	2,658	228	9%
Direct to consumer	-	134	(134)	(100)%	-	313	(313)	(100)%
	$3,009	$3,001	$8	-%	$6,012	$5,719	$293	5%

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
Number of customers > 10% of revenue / percent of revenue	Three	/	45%	Three	/	48%	Two	/	28%	Two	/	31%
By revenue category:
Media and advertising	Two	/	14%	Three	/	47%	Two	/	20%	One	/	17%
Publishing and content studio	Three	/	31%	One	/	1%	One	/	8%	One	/	14%

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

●	Total revenue was relatively flat for the three months ended June 30, 2026 as compared to the comparable prior year quarter.

●

Media and advertising revenue was relatively flat, decreasing $60,000, or 4%, to $1.4 million, compared to $1.5 million in the comparable prior year quarter. The change was primarily due to a $431,000 increase in on-platform revenues across Fortnite and Minecraft and Roblox and $199,000 increase in programmatic media sales revenue, partially offset by a $196,000 decrease in off-platform revenue, including Native Playables and gamified video, and a $470,000 strategic decrease in lower margin influencer marketing revenue.

●

Publishing and content studio revenue increased $202,000, or 15%, to $1.6 million, compared to $1.4 million in the comparable prior year quarter. The change was driven primarily by a net $493,000 increase in custom game development and immersive experience related revenues, partially offset by a $291,000 decrease in content studio revenue.

●

Direct to consumer revenue decreased $134,000, or 100%, primarily reflecting the impact of the sale of our Mineville digital property in May 2025, which prior to the sale, generated direct to consumer Minecraft related digital goods revenues for the Company.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

●	Total revenue increased $293,000, or 5%, to $6.0 million, compared to $5.7 million in the comparable prior year period.

●

Media and advertising revenue increased $378,000, or 14%, to $3.1 million, compared to $2.7 million in the comparable prior year period. The change was primarily due to a $435,000 increase in on-platform revenues across Fortnite and Minecraft and Roblox and $485,000 increase in off-platform media sales revenue including Native Playables and gamified video and $199,000 increase in programmatic media sales revenue, partially offset by a $692,000 strategic decrease in lower margin influencer marketing revenue and $50,000 decrease in campaign program management fee revenue.

●

Publishing and content studio revenue increased $228,000, or 9%, to $2.9 million, compared to $2.7 million in the comparable prior year period. The change was driven primarily by a net $739,000 increase in custom game development and immersive experience related revenues, partially offset by a $511,000 decrease in content studio revenue.

●

Direct to consumer revenue decreased $313,000, or 100%, primarily reflecting the impact of the sale of our Mineville digital property in May 2025, which prior to the sale, generated direct to consumer Minecraft related digital goods revenues for the Company.

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

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

●	Cost of revenue was relatively flat, increasing $73,000, or 4%, to $1.8 million, compared to $1.7 million in the comparable prior year quarter.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

●

Cost of revenue increased $477,000, or 15%, due to the impact of the 59% increase in off platform media sales revenues with lower average margins during the six months ended June 30, 2026 compared to the same period in 2025.

Operating Expense

Refer to the table summarizing our results of operations for the three and six months ended June 30, 2026 and 2025 above.

Noncash stock-based compensation. Noncash stock-based compensation expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Selling, marketing and advertising	$362	$163	$199	122%	$758	$251	$507	202%
Engineering, technology and development	72	8	64	* %	150	13	137	* %
General and administrative	521	305	216	71%	1,162	495	667	135%
Total noncash stock compensation expense	$955	$476	$479	101%	$2,070	$759	$1,311	173%

The increase in noncash stock compensation expense for the periods presented was primarily due to shareholder approval of the 2025 Omnibus Stock Incentive Plan in June 2025, and shareholder approval of the increase in the number of shares authorized for issuance under the 2025 Plan to 580,667 shares in October 2025. Prior to June and October 2025, the Company granted minimal equity awards due to a lack of availability of authorized shares under the prior 2014 Stock Incentive Plan. As a result of the increase in the available authorized shares for issuance, in June, November and December 2025 the Company’s Board issued an aggregate of 529,000 equity incentive awards to employees and contractors under the 2025 Plan, as part of Board approved equity incentive programs, with in general, two year vesting periods and a weighted average grant date fair value of $10.98, resulting in an increase in noncash stock compensation expense in the three and six months ended June 30, 2026, compared to the prior year comparable periods.

Amortization of intangible assets. Amortization expense for the periods presented was included in the following operating expense line items (dollars in thousands) (Unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Selling, marketing and advertising	$94	$176	$(82)	(47)%	$212	$351	$(139)	(40)%
Engineering, technology and development	813	237	576	243%	1,108	468	640	137%
General and administrative	90	127	(37)	(29)%	216	261	(45)	(17)%
Total amortization expense	$997	$540	$457	85%	$1,536	$1,080	$456	42%

Amortization expense for the three and six months ended June 30, 2026 increased due primarily to the acceleration of amortization related to capitalized internal use software costs due to the reduction of the related estimated useful life.

Selling, Marketing and Advertising

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

Selling, marketing and advertising expense decreased $370,000, or 18%. The change was primarily due to a $484,000 reduction in selling, marketing and advertising personnel costs reflecting the impact of fiscal year 2025 headcount reductions in connection with ongoing cost reduction and optimization activities, and an $82,000 decrease in amortization related to the sale of our Mineville digital assets in May 2025 and the fourth quarter 2025 write down of advertiser and agency related intangibles acquired in connection with the fiscal year 2021 acquisition of Mobcrush. The decrease was partially offset by a $199,000 increase in noncash stock compensation expense in connection with fiscal year 2025 equity incentive award grants, as described above, and a $63,000 reduction in selling, marketing and advertising personnel costs allocated to cost of revenue due to an increase in the mix of revenue generating programs utilizing external resources.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

Selling, marketing and advertising expense decreased $771,000, or 17%. The change was primarily due to a $1.3 million reduction in selling, marketing and advertising personnel costs reflecting the impact of fiscal year 2025 headcount reductions in connection with ongoing cost reduction and optimization activities, and an $139,000 decrease in amortization related to sale of our Mineville digital assets in May 2025 and the fourth quarter 2025 write down of advertiser and agency related intangibles acquired in connection with the fiscal year 2021 acquisition of Mobcrush. The decrease was partially offset by a $507,000 increase in noncash stock compensation expense in connection with fiscal year 2025 equity incentive award grants, as described above, and a $243,000 reduction in selling, marketing and advertising personnel costs allocated to cost of revenue due to an increase in the mix of revenue generating programs utilizing external resources.

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

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

Engineering, technology and development expense increased $520,000, or 75%, driven primarily by the following:

●

Increased primarily due to a $576,000 increase in amortization as described above, a $64,000 increase in noncash stock compensation expense in connection with fiscal year 2025 equity incentive award grants, as described above, and a $110,000 reduction in personnel costs allocated to cost of revenue due to an increase in the mix of revenue generating programs utilizing external resources. The increase was partially offset by a decrease in product and engineering personnel expense totaling $161,000, or 41%, reflecting the impact of fiscal year 2025 personnel reductions, and other cost reduction activities, including the sale of our Mineville assets, and a decrease in cloud services and other technology platform costs totaling $51,000, or 39%.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

Engineering, technology and development expense increased $259,000, or 16%, driven primarily by the following:

●

Increased primarily due to a $640,000 increase in amortization as described above, a $137,000 increase in noncash stock compensation expense in connection with fiscal year 2025 equity incentive award grants, as described above, and a $223,000 reduction in personnel costs allocated to cost of revenue due to an increase in the mix of revenue generating programs utilizing external resources. The increase was partially offset by a decrease in product and engineering personnel expense totaling $503,000, or 52%, reflecting the impact of fiscal year 2025 personnel reductions, and other cost reduction activities, including the sale of our Mineville assets, and a decrease in cloud services and other technology platform costs totaling $87,000, or 36%.

General and Administrative

General and administrative expense for the periods presented was comprised of the following (dollars in thousands) (Unaudited):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel costs	$409	$409	$-	-%	$1,009	$869	$140	16%
Office and facilities	14	22	(8)	(36)%	25	54	(29)	(54)%
Professional fees	270	182	88	48%	767	440	327	74%
Stock-based compensation	521	305	216	71%	1,162	495	667	135%
Depreciation and amortization	92	131	(39)	(30)%	221	270	(49)	(18)%
Other	633	604	29	5%	1,332	1,045	287	27%
Total general and administrative expense	$1,939	$1,653	$286	17%	$4,516	$3,173	$1,343	42%

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows

●

Professional fees costs increased primarily due to an increase in legal and audit and accounting related fees incurred in connection with acquisition, complex transaction and other corporate related activities during the three months ended June 30, 2026.

●

The increase in noncash stock compensation expense was primarily due to shareholder approval of the 2025 Omnibus Stock Incentive Plan in June 2025, and shareholder approval of the increase in the number of shares authorized for issuance under the 2025 Plan to 580,667 shares in October 2025. Prior to June and October 2025, the Company granted minimal equity awards due to a lack of availability of authorized shares under the prior 2014 Stock Incentive Plan. As a result of the increase in the available authorized shares for issuance, in June, November and December 2025 the Company’s Board issued an aggregate of 529,000 equity incentive awards to employees and contractors under the 2025 Plan, as part of Board approved equity incentive programs, with in general, 2 year vesting periods and a weighted average grant date fair value of $10.98, resulting in an increase in noncash stock compensation expense in the second quarter of 2026, compared to the prior year comparable quarter.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

A summary of the main drivers of the change in general and administrative expense for the periods presented is as follows:

●

Personnel costs increased due to an increase in incentive compensation in the first quarter of 2026, partially offset by a reduction in various corporate, general and administrative costs in connection with fiscal year 2025 and ongoing cost reduction and optimization activities.

●

Professional fees costs increased primarily due to an increase in legal and audit and accounting related fees incurred in connection with acquisition, complex transaction and other corporate related activities during the six months ended June 30, 2026.

●

The increase in noncash stock compensation expense was primarily due to shareholder approval of the 2025 Omnibus Stock Incentive Plan in June 2025, and shareholder approval of the increase in the number of shares authorized for issuance under the 2025 Plan to 580,667 shares in October 2025, as described above.

●

The increase in other expense was primarily due to an increase in investor relations costs associated with first and second quarter 2026 corporate and investor relations activities, partially offset by a reduction in information technology and other corporate costs in connection with ongoing cost reduction activities.

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

Change in Fair Value of Warrant Liability

Series AAA Junior -3 and Series AAA Junior – 4 Warrants

The fair value of the September 2024 Series AAA Junior Investor Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The change in fair value for the September 2024 Series AAA Junior Investor Warrants for the three and six months ended June 30, 2026 totaled $0 and $0, respectively. The change in fair value for the September 2024 Series AAA Junior Investor Warrants for the three and six months ended June 30, 2025 totaled ($58,000) and $(328,000), respectively.

Placement Agent Warrants

The fair value of the Placement Agent Warrants are recorded as a liability on the balance sheet and re-valued at each reporting date, with changes in the fair value reported in the statements of comprehensive income (loss). The change in fair value for the Placement Agent Warrants for the three and six months ended June 30, 2026 totaled $0 and $(4,000), respectively. The change in fair value for the Placement Agent Warrants for the three and six months ended June 30, 2025 totaled $(86,000) and $(533,000), respectively.

Interest Expense

Interest expense, including change in fair value of promissory notes carried at fair value, primarily reflects the change in fair value of debt accounted for under the fair value option (“FVO”) as described at Note 2. Interest expense for the periods presented was comprised of the following (Unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Super Biz Note:	$-	$23,000	$-	$15,000
Agile I Note:	-	-	-	358,000
Agile II Note	-	164,000	-	1,002,000
RP Note:	-	(269,000)	-	35,000
Belleau Note:	-	(153,000)	-	(212,000)
1800 Diagonal Note:	-	14,000	-	(25,000)
SLR Facility:	-	37,000	-	45,000
Other	-	3,000	-	3,000
Total interest expense (income)	$-	$(181,000)	$-	$1,221,000

Deferred Financing Costs

On June 3, 2026, the Company entered into the Series C Redemption Agreement with the Series C Holder pursuant to which the Company and the Series C Holder, among other items, agreed to the termination of a certain equity purchase agreement between the Series C Holder and the Company, dated July 10, 2025 (the “Series C Purchase Agreement”), including, without limitation, the termination of any and all agreements, instruments and documents entered into in connection therewith, so that neither the Company nor the Series C Holder shall have any further rights, obligations, or liabilities under the Series C Purchase Agreement (“Series C Redemption”). In connection with the termination of the equity purchase agreement, the Company expensed $825,000 of deferred financing costs which are reflected in other income (expense) in the statement of comprehensive income (loss) for the three and six months ended June 30, 2026. Of the total deferred financing costs expensed, $600,000 related to the Commitment Stock issued to Yield Point and therefore represented noncash financing costs.

Debt Issuance Costs

The Company paid debt issuance costs totaling $7,000 and $139,000 for the three and six months ended June 30, 2025 in connection with the issuance of the Agile II Note and the Diagonal I & II Notes, as described at Note 5, which is included in “Other” in Other Income and expense in the condensed statements of comprehensive income (loss) for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $1.1 million and $14.4 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, short term investments, which were comprised of direct investments in highly liquid, AA and A-1+ rated, U.S. government securities with a weighted average maturity of three years, totaled $5.5 million and $0, respectively. The change in cash and cash equivalents for the periods presented reflects the impact of operating, investing and financing cash flow related activities as described below.

We have historically incurred net losses and negative cash flows from operating activities and may continue to incur net losses and negative cash flows from operating activities as we execute our business strategy. For the six months ended June 30, 2026, we incurred a net loss of $8.4 million and used $4.7 million of cash in operating activities. Net loss for the six months ended June 30, 2026 included $4.2 million of noncash charges, including noncash intangible asset amortization totaling $1.5 million, noncash stock compensation totaling $2.1 million and noncash deferred financing costs of $600,000. Excluding noncash charges and credits, our net loss for the six months ended June 30, 2026 was $4.2 million. Refer to the heading, “Executive Summary” above for additional information.

Since approximately May 2024, the Company implemented a number of operating expense reduction initiatives designed to decrease future operating cash outflows. These actions included workforce optimization, vendor contract renegotiations, reduced discretionary spending, and restructuring of non-core activities. Excluding noncash charges, these operating expense reductions resulted in a decrease in operating expense of 15% and 12% for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. Excluding noncash charges, these operating expense reductions resulted in a decrease in operating expense of approximately 28% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

As of June 30, 2026, we had cash and cash equivalents of $1.1 million and investments in marketable securities of $5.5 million, resulting in total cash, cash equivalents and marketable securities of approximately $6.7 million. Our principal uses of liquidity are expected to include funding our operations, including personnel costs, technology and infrastructure costs, working capital requirements, capital expenditures and other general corporate purposes.

We regularly evaluate our liquidity requirements, including our expected operating expenses, capital requirements and contractual obligations, based on our current operating plans and expectations. Based on our current working capital, operating plan and forecasted cash requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital requirements, anticipated capital expenditures and other cash requirements for at least the next 12 months from the date of issuance of these financial statements.

Our estimates of future cash requirements and available liquidity are based on estimates and assumptions and our actual cash requirements may differ materially from our current expectations. Our future capital requirements will depend on numerous factors, including our operating performance, the timing and extent of expenditures in support of our business strategy, our ability to generate revenue and cash flows from operations, and other factors described under “Risk Factors.” We may from time to time seek additional financing through the issuance of equity or debt securities or other financing arrangements to support our business strategy or for other corporate purposes. However, our current operating plan does not depend upon obtaining additional financing to meet our obligations for at least the next 12 months from the date of issuance of these financial statements.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table summarizes the change in cash and cash equivalents balances for the periods presented (dollars in thousands) (Unaudited):

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(4,724)	$(3,995)
Net cash (used in) provided by investing activities	(7,617)	796
Net cash (used in) provided by financing activities	(922)	2,364
Net decrease in cash	(13,263)	(835)
Cash and cash equivalents, at beginning of period	14,390	1,310
Cash and cash equivalents, at end of period	$1,127	$475

Cash Flows from Operating Activities.

Net cash used in operating activities during the six months ended June 30, 2026, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $2.1 million, depreciation and amortization charges of $1.5 million, change in fair value of warrant liabilities of ($4,000), amortization/accretion of premium/discount on marketable securities of ($21,000), the noncash write off of deferred financing costs of $600,000, and net changes in working capital of ($476,000). Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

Net cash used in operating activities during the six months ended June 30, 2025, primarily reflected our GAAP net loss, net of adjustments to reconcile net GAAP loss to net cash used in operating activities, which included noncash stock compensation charges of $759,000, depreciation and amortization charges of $1.1 million, net changes in fair value of certain liabilities of ($560,000), noncash gain on sale of Minehut assets of ($152,000) and net changes in working capital of $1.9 million. Changes in working capital primarily reflected the impact of the management and settlement of receivables and payables in the ordinary course.

Cash Flows from Investing Activities.

Cash flows from investing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Six Months Ended June 30,
	2026	2025
Cash paid in connection with Misfits Transaction	$(1,500)	$-
Cash paid in connection with Bounce Acquisition	(100)	-
Investment in Roblox digital property	(165)	-
Investment in Solsten Inc.	(200)	-
Investment in marketable securities, available-for-sale	(8,982)	-
Proceeds from sale of marketable securities, available-for-sale	3,395	-
Proceeds from sale of Mineville Assets	-	350
Proceeds from sale of Minehut Assets	-	656
Capitalization of software development costs	(40)	(200)
Other	(25)	(10)
Net cash provided by (used in) investing activities	$(7,617)	$796

Acquisition of Misfits Ads Assets

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

Acquisition of Let’s Bounce

On the Bounce Effective Date, the Company acquired Bounce, a marketing technology company focused on enabling scalable, measurable brand engagement inside gaming and UGC environments. The total purchase price for Bounce, which was structured as an asset acquisition, was $200,000, payable as follows: (a) $75,000 at closing; (b) $25,000 on the three-month anniversary of closing; and (c) $100,000 on the six-month anniversary of closing. In addition, pursuant to the terms and subject to the conditions of the Bounce Asset Purchase Agreement, up to $325,000 is contingently payable in connection with the achievement of certain net revenue milestones for the Bounce assets acquired during the year ended December 31, 2026. The Bounce Acquisition provides the Company with an existing pipeline of opportunities, enabling more efficient in-game marketing programs, the addition of turnkey loyalty solutions to drive advertiser outcomes, and a roadmap to more automated campaign measurement. Refer to Note 4 for additional information.

Investment in Hide or OOF! Roblox Game

In January 2026, the Company acquired economic and contractual interests in the Roblox digital property HOO (formerly known as Hide or Die!) pursuant to the HOO Agreement.

Pursuant to the HOO Agreement, the Company transferred total consideration of $202,000 in exchange for certain rights associated with the Hide or OOF! digital property. The consideration consisted of $165,000 in cash and 4,326 shares of the Company’s restricted common stock valued at $37,000. In connection with the investment, the Company obtained (i) a fifteen percent (15.0%) equity ownership interest in Hide or OOF!, (ii) a contractual right to receive fifteen percent (15.0%) of Hide or OOF!’s gross revenue, as paid in Robux post-Roblox split, for the existence of the game, (iii) a contractual right to receive a twelve percent (12.0%) fee on certain direct brand transactions, and (iv) exclusive rights with respect to certain brand partnership opportunities and related placement economics. The agreement also contains a right of first refusal with respect to future sales of equity ownership interests and economic interests in the property. Management evaluated these rights to determine which elements represent distinct assets and how the total consideration should be allocated to the assets acquired. The Company utilized the relative fair value method to allocate total consideration to the identifiable elements based on their relative standalone fair values as of the HOO Effective Date. Refer to Note 4 for additional information.

Investment in Solsten, Inc.

In January 2026, the Company invested $200,000 in Solsten, an AI-driven audience intelligence company specializing in psychology-based consumer insights, through a SAFE, which provides the Company with the right to receive equity in a future financing event, subject to the terms and conditions of the SAFE agreement. The SAFE does not represent a current equity ownership interest but rather a forward contract to acquire equity upon the occurrence of specified events, including a qualifying equity financing or liquidity event, at which point the instrument will either convert into preferred stock or entitle the Company to receive the greater of its invested amount or the value of the underlying equity on an as-converted basis. The investment is included in other noncurrent assets in the accompanying balance sheets. Refer to Note 4 for additional information.

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

Cash Flows from Financing Activities.

Cash flows from financing activities were comprised of the following for the periods presented (dollars in thousands) (Unaudited):

	Six Months Ended June 30,
	2026	2025
Cash paid in connection with redemption of Series C Preferred Stock	$(922)	$-
Proceeds from issuance of common stock, net of issuance costs	-	1,945
Proceeds from notes payable, net of issuance costs	-	4,011
Payments on notes payable	-	(3,518)
Contingent consideration payments – Super Biz Acquisition	-	(50)
Advances from accounts receivable facility	-	429
Payments on accounts receivable facility	-	(453)
Net cash (used in) provided by financing activities	$(922)	$2,364

Equity Financings

On May 30, 2025, the Company entered into a securities purchase agreement with certain investors, which provided for the sale and issuance by the Company in a registered direct offering (the “May III Offering”) of an aggregate of (i) 79,750 shares of the Company’s common stock, at a purchase price of $4.80 per share (the “May III Shares”), and (ii) pre-funded warrants to purchase up to 59,833 shares of common stock at a purchase price of $4.79 per pre-funded warrant (the “May III Pre-Funded Warrants” and, together with the May III Shares, the “May III Securities”), which represents the per share price for the May III Shares less the exercise price of $0.00001 per share. The May III Offering closed on June 2, 2025. The aggregate gross proceeds to the Company from the May III Offering were approximately $670,000, before deducting placement agent commissions and other estimated offering expenses. The Company utilized the net proceeds of the May III Offering for working capital and general corporate purposes, as well as to repay a portion of the Company’s indebtedness.

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

Series C Preferred Redemption

On June 3, 2026, the Company entered into a Redemption Agreement (the “Series C Redemption Agreement”) with the sole holder (the “Series C Holder”) of the Company’s Series C Preferred, pursuant to which the Company agreed to pay the Series C Holder a one-time cash payment of $922,400 (the “Series C Agreement Consideration”) in exchange for the Series C Holder agreeing to (i) the Company’s redemption and cancellation of all 1,153 outstanding shares of Series C Preferred, and (ii) the termination of that certain Equity Purchase Agreement between the Series C Holder and the Company, dated July 10, 2025 (the “Series C Purchase Agreement”), including, without limitation, the termination of any and all agreements, instruments and documents entered into in connection therewith, so that neither the Company nor the Series C Holder shall have any further rights, obligations, or liabilities under the Series C Purchase Agreement (“Series C Redemption”). The Series C Redemption Agreement further contains a release by each of the Company and the Series C Holder releasing the other party from any and all claims, demands, actions, causes of action, liabilities, damages, costs, and expenses of any kind or nature whatsoever, whether known or unknown, arising out of or relating to the Series C Preferred or the Series C Purchase Agreement. On June 8, 2026, the Company paid the Series C Agreement Consideration to the Series C Holder in full satisfaction of its obligations under the Series C Redemption Agreement.

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

Agile II

On February 10, 2025 (the “Agile II Effective Date”), the Company entered into a Business Loan and Security Agreement (the “Agile II Loan Agreement”), with Agile Capital Funding, LLC as collateral agent (“Collateral Agent”), and, pursuant to which the Company issued to Agile a Confessed Judgment Secured Promissory Note for an aggregate value of $2.5 million (the “Agile II Note”). Pursuant to the Agile II Loan Agreement, (i) the Agile II Note matures 32 weeks from the Agile II Effective Date; (ii) carried an aggregate total interest payment of approximately $1.05 million, and (iii) immediately upon the occurrence and during the continuance of an Event of Default (as defined in the Agile II Loan Agreement), interest would accrue at a fixed per annum rate equal to the applicable rate plus five percent, or 42%. The Company was required to repay all the obligations due under the Agile II Loan Agreement and the Agile II Note in 32 equal payments of $110,937, with the first payment being made to Agile on February 17, 2025, and every seven days thereafter until the maturity date. The proceeds received from the Agile II Note will be used to fund general working capital needs.

In connection with entering into the Agile II Loan Agreement, the Company was required to pay an administrative fee of $125,000 to the Collateral Agent, which was paid at the closing out of proceeds of the issuance of the Agile II Note and expensed in “other income (expense)” in the statements of comprehensive income (loss) for the six months ended June 30, 2025. $1.5 million of the Agile II Note was used to repay the remaining balance of principal and interest under the Agile I Note, with net proceeds to the Company of approximately $875,000.

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

1800 Diagonal Lending I

On March 26, 2025 (the “Diagonal Effective Date”), the Company and 1800 Diagonal Lending, LLC, a Virginia limited liability company, or registered assignees entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the principal amount of $300,000, for which the Diagonal Note, among other things, (a) matured on December 30, 2025 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal Maturity Date”), (b) accrued interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal Note was issued (the “Diagonal Issuance Date”) until the principal and interest became due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) began to accrue interest on the Diagonal Issuance Date but would not be payable until the Diagonal Note became payable, and (d) interest accrued at a rate of 22% per annum for any amount of principal or interest which was not paid as required under the Diagonal Note, or during an Event of Default.

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

The Diagonal Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of approximately $279,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operation for the six months ended June 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the year ended December 31, 2025, Diagonal converted an aggregate principal and interest amount under the Diagonal Note of $320,000 into shares of the Company’s common stock at an average price of $28.44 per share, resulting in the issuance of 11,334 shares of common stock to Diagonal. As of December 31, 2025, the Diagonal Note was fully extinguished.

1800 Diagonal Lending II

On May 12, 2025, the Company and Diagonal entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note (the “Diagonal II Note”) in the principal amount of $145,200 (the “Diagonal II Principal”), for which the Diagonal II Note, among other things, (a) matured on February 15, 2026 (unless otherwise accelerated upon an Event of Default (as defined below)) (the “Diagonal II Maturity Date”), (b) accrued interest at a rate of 10% per annum on the unpaid principal balance from the date the Diagonal II Note was issued (the “Diagonal II Issuance Date”) until the principal and interest became due and payable, whether on the Maturity Date or upon acceleration by prepayment or otherwise, (c) interest began to accrue on the Diagonal II Issuance Date but was not payable until the Diagonal II Note became payable, and (d) interest accrued at a rate of 22% per annum for any amount of principal or interest which is not paid as required under the Diagonal II Note, or during an Event of Default. Refer to Note 6 for additional details.

The Diagonal II Note was issued with an Original Issue Discount of 4.75% (the “OID”), with net proceeds to the Company of $125,000 after deducting the OID, reimbursement of Diagonal’s expenses in an amount equal to $7,000 (expensed in the statements of operations for the three and six months ended June 30, 2025), and other estimated offering expenses. The Company used the net proceeds from the offering for working capital and general corporate purposes.

During the year ended December 31, 2025, Diagonal converted an aggregate principal and interest amount under the Diagonal II Note of $157,000 into shares of the Company’s Common Stock at an average price of $9.72 per share, resulting in the issuance of 13,084 shares of Common Stock to Diagonal. As of December 31, 2025 the Diagonal II Note was fully extinguished.

Belleau Note Purchase Agreement

On March 28, 2025, the Company entered into a Note Purchase Agreement (the “Belleau Purchase Agreement”) with Belleau Wood Capital, LP, or its assignees (“Belleau”). Pursuant to the Belleau Purchase Agreement, the Company will issue to Belleau a total of three Unsecured Promissory Notes (each, a “Belleau Note” and collectively, the “Belleau Notes”) with an aggregate principal amount of $1,500,000 (the “Belleau Principal”). Each of the Belleau Notes (x) matured on the date that was 12 months from the date of the issuance of each respective Belleau Note (collectively, the “Belleau Maturity Date”); (y) may be prepaid in part or in full at any time by the Company without penalty; and (z) accrued interest at a rate of 20% simple interest per annum (the “Belleau Interest Rate”, and the dollar value of the accrued interest, the “Belleau Interest”). The Company used the proceeds from the sale of the Belleau Notes for working capital and general corporate purposes.

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

Effective October 22, 2025, the Company and Belleau Wood Capital, LP (“Belleau”) entered into an exchange agreement, pursuant to which the Company and Belleau agreed (a) to convert the remaining principal amount of $1.0 million due under the Belleau Note into 83,334 shares of common stock, valued at $12.00 per share, simultaneous with the close of the October 2025 PIPE (the “Note Exchange Consideration”), and (b) issue Belleau a common stock purchase warrant to purchase the sum of 10,417 shares of common stock, in form similar to the October 2025 PIPE Warrants (the “Belleau Warrants”), except the warrants will be exercisable for a period of two (2) years.

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

Related Party Promissory Note

On November 19, 2024 (the “RP Effective Date”), the Company entered into a Note Purchase Agreement (the “RP Purchase Agreement”) with a non-employee member of the Board (the “Note Purchaser”). Pursuant to the RP Purchase Agreement, the Company issued to the Note Purchaser an Unsecured Promissory Note (the “RP Note”) in the amount of $1,500,000 (the “RP Principal”), for which the RP Note (i) matured on the date that was 12 months from the RP Effective Date (the “RP Maturity Date”), (ii) may be pre-paid at any time by the Company without penalty, and (iii) accrued interest on the RP Principal at a rate of 40% simple interest per annum (the “RP Interest”). The RP Interest was payable on the RP Maturity Date. In the event of a prepayment of the RP Note by the Company, the RP Interest would be pro-rated for the period the RP Note is outstanding. The Company utilized the proceeds for working capital and general corporate purposes.

On June 13, 2025, the Company entered into an amendment to the RP Note (the “RP Amendment”). Pursuant to the RP Amendment, (a) the maturity date of the RP Note was extended to November 19, 2026; (b) beginning on November 19, 2025, interest no longer accrued on the remaining Principal outstanding; and (c) the Company agreed to make monthly payments of $175,000, with such payments to start on November 19, 2025, and continue thereafter for twelve months, at which time the RP Note would be paid in full.

On July 7, 2025, the Company entered into an exchange agreement with the Michael Keller Trust (the “Trust”) (“RP Exchange Agreement”), pursuant to which the Company and the Trust agreed that in exchange for the surrender and forgiveness of RP Note, with the principal and interest thereon being equal to $1,878,082, the Trust would be granted (a) 1,500,000 shares of Series AAAA Jr. Convertible Preferred Stock, and (b) cash payments totaling $378,000, such payments to be made in equal monthly installments of approximately $63,000, commencing on October 15, 2025, and concluding on March 15, 2026.

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

During the six months ended June 30, 2025, the Company sold 1,494 shares of common stock, respectively, under the Hudson ELOC at an average per share price of $163.20, raising net proceeds totaling $231,000. The Hudson Equity Purchase Agreement was terminated effective May 8, 2025. The Company utilized the net proceeds from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

Other

On July 29, 2026, the Company entered into a waiver and release agreement with Aegis Capital Corp. (“Aegis”) pursuant to which the Company agreed to pay Aegis: (i) $0.7 million, which was paid on July 30, 2026, in exchange for a waiver of any and all rights of first refusal arising from prior engagement agreements with Aegis; and (ii) $0.3 million, to be paid prior to any future financing, in exchange for a waiver of any tail fees associated with the Prior Agreements.

Contractual Obligations and Off-Balance Sheet Commitments and Arrangements

As of June 30, 2026, except as disclosed elsewhere herein, we had no significant commitments for capital expenditures, nor do we have any committed lines of credit, other committed funding or long-term debt, and no guarantees. As of June 30, 2026 we maintain approximately 200 square feet of office space which is leased on an annual basis at a rate of approximately $3,000 per month.

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

The Company believes the claims are wholly without merit and intends to vigorously defend the action. Based on the Company’s assessment of the facts currently known, and after consultation with outside legal counsel, the Company believes that the likelihood of a material loss is remote. Accordingly, no liability has been recorded in the accompanying financial statements as of June 30, 2026 and December 31, 2025. Litigation is inherently uncertain, and while the Company believes the claims lack merit, an unfavorable outcome could occur. However, at this time, the Company does not see the need to, nor can it reasonably estimate any possible loss or range of loss associated with this matter.

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

FVO Election

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

Significant judgements and estimates may be required in connection with the determination of whether or not to elect the FVO for specific assets and/or liabilities. In addition, significant judgements and estimates may be required in connection with the determination of appropriate discount rates utilized in connection with present value related valuation techniques. Discount rate assumptions typically reflect the estimated yield to maturity of the debt instrument, incorporating the estimated market-implied rate of return an investor would receive if they held the debt until maturity, and taking into account all future cash flows and the current market price; adjusted for credit risk and market conditions. In addition, judgements and estimates are required in connection with the determination of the portion of subsequent fair value adjustments relate to instrument-specific credit risk, which are reflected in OCI, and the portion of subsequent fair value adjustments that relate to changes in interest rates or other variables, which are reflected in the condensed statements of comprehensive income (loss). Variations in any of these judgements and estimates could have a material impact on our financial results.

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

At June 30, 2026, our short-term investments were comprised of AAA rated money market funds that invest in securities issued or guaranteed by the U.S. government or its agencies, (included in cash and cash equivalents in the accompanying balance sheets), and direct investments in highly liquid, AA and A-1+ rated, U.S. government securities (included in short term investments in the accompanying balance sheets). Short-term investment balances were zero at December 31, 2025.

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

Risks Related to the Misfits Transaction

We may experience difficulties in integrating the assets purchased and contracts assumed in the Misfits Transaction into our business and in realizing the expected benefits of the Misfits Transaction.

The success of the Misfits Transaction will depend in part on our ability to realize the anticipated business opportunities from combining the Misfits Purchased Assets with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of our current and ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the Misfits Purchased Assets with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Misfits Transaction, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred significant costs in connection with the Misfits Transaction. The substantial majority of these costs are non-recurring expenses related to the Misfits Transaction. We may incur additional costs in the integration of the Misfits Purchased Assets into the Company’s business, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Misfits Transaction.

The Misfits Transaction will present challenges associated with integrating operations, personnel, and other aspects of the Misfits Purchased Assets and assignment of contracts, which may have liabilities associated therewith, and which may be known or unknown by the Company.

The results of the combined company following the Misfits Transaction will depend in part upon the Company’s ability to integrate the Misfits Purchased Assets with the Company’s business in an efficient and effective manner. The Company’s attempt to integrate the Misfits Purchased Assets may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company’s business. In addition, the integration of the Misfits Purchased Assets may adjust the way in which the Company has conducted its operations and utilized its assets, which may require retraining and development of new procedures and methodologies. The process of integrating the purchased assets and making such adjustments after the Transaction could cause an interruption of, or loss of momentum in, the activities of the Company’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the businesses of the Company. Any inability of management to integrate the purchased assets successfully could have a material adverse effect on the business and financial condition of the combined company.

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

The October 2025 PIPE included the sale of certain Common Stock Purchase Warrants (“October Warrants”) and Pre-Funded Common Stock Purchase Warrants (“PIPE Pre-Funded Warrants”) to purchase our common stock with initial exercise prices of $1.00 per share (or $12.00 per share after giving effect to the 2026 Reverse Split), and $0.00001 per share, respectively. As of June 30, 2026, approximately 1,666,667 October Warrants remain outstanding with an exercise price of $12.00 per share, and 888,491 PIPE Pre-Funded Warrants remain outstanding with an exercise price of $0.00001 per share.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended June 30, 2026 that are not disclosed herein or that were not previously reported.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Cancellation of Designation of Series AA Preferred Stock	Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 27, 2026

3.2	Certificate of Cancellation of Designation of Series AAA-2 Junior Preferred Stock	Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2026

3.3	Certificate of Cancellation of Designation of Series C Senior Preferred Stock	Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 9, 2026

10.1	Brand Partnership Agreement by and between Super League Enterprise, Inc. and Esports Now, LLC, dated May 1, 2026	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 6, 2026

10.2	Redemption Agreement, dated June 3, 2026, by and between Super League Enterprise, Inc., and Yield Point NY, LLC	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2026

10.3**	Waiver and Release Agreement by and between Super League Enterprise, Inc., and Aegis Capital Corp., dated July 29, 2026

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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
Date: August 14, 2026